Form 10-Q
period 2019-09-30
Churchill Capital Corp II
filed 2019-11-13
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 8, 2019, 69,000,000 shares of Class A common stock, par value $0.0001 per share, and 17,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CHURCHILL CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(UNAUDITED)

ASSETS
Current assets
Cash	$2,223,724
Prepaid income taxes	473,310
Prepaid expenses	347,462
Total Current Assets	3,044,496

Marketable securities held in Trust Account	692,405,665
Total Assets	$695,450,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$65,059
Total Current Liabilities	65,059

Deferred income tax payable	2,555
Deferred underwriting fee payable	21,371,000
Total Liabilities	21,438,614

Commitments

Common stock subject to possible redemption, 66,673,530 shares at redemption value	669,011,539

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,326,470 shares issued and outstanding (excluding 66,673,530 shares subject to possible redemption)	233
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725
Additional paid-in capital	2,491,696
Retained earnings	2,506,354
Total Stockholders’ Equity	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,450,161

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,	For the Period from April 11, 2019 (Inception) Through September 30,
	2019	2019
	(unaudited)	(unaudited)
Formation and operating costs	$369,066	$370,066
Loss from operations	(369,066)	(370,066)

Other income:
Interest earned on marketable securities held in Trust Account	3,530,496	3,530,496
Unrealized gain on marketable securities held in Trust Account	12,169	12,169
Other income, net	3,542,665	3,542,665

Income before provision for income taxes	3,173,599	3,172,599
Provision for income taxes	(666,245)	(666,245)
Net income	$2,507,354	$2,506,354

Weighted average shares outstanding, basic and diluted (1)	19,549,981	17,433,711

Basic and diluted net income per common share (2)	$0.00	$0.00

(1)	Excludes an aggregate of 66,673,530 shares subject to possible redemption at September 30, 2019.
(2)	Excludes interest income of $2,489,595 attributable to shares subject to possible redemption for the three months ended September 30, 2019 and for the period from April 11, 2019 (inception) through September 30, 2019 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 11, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance – April 11, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2019	—	—	17,250,000	1,725	23,275	(1,000)	24,000

Sale of 69,000,000 Units, net of underwriting discount and offering expenses	69,000,000	6,900	—	—	655,673,293	—	655,680,193

Sale of 15,800,000 Private Placement Warrants	—	—	—	—	15,800,000	—	15,800,000

Common stock subject to possible redemption	(66,673,530)	(6,667)	—	—	(669,004,872)	—	(669,011,539)

Net income	—	—	—	—	—	2,507,354	2,507,354

Balance – September 30, 2019	2,326,470	233	17,250,000	$1,725	$2,491,696	$2,506,354	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 11, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,506,354
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,530,496)
Unrealized gain on marketable securities held in Trust Account	(12,169)
Deferred income tax payable	2,555
Changes in operating assets and liabilities:
Prepaid expenses	(347,462)
Income tax receivable	(473,310)
Accrued expenses	65,059
Net cash used in operating activities	(1,789,469)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)
Cash withdrawn from Trust Account to pay income taxes	1,137,000
Net cash used in investing activities	(688,863,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	677,788,000
Proceeds from sale of Private Placement Warrants	15,800,000
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(736,807)
Net cash provided by financing activities	692,876,193

Net Change in Cash	2,223,724
Cash – Beginning of period	—
Cash – End of period	$2,223,724

Supplemental cash flow information:
Cash paid for income taxes	$1,137,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$666,500,190
Change in value of common stock subject to possible redemption	$2,511,349

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from April 11, 2019 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 26, 2019. On July 1, 2019, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $15,800,000, which is described in Note 4.

Transaction costs amounted to $34,319,807 consisting of $12,212,000 of underwriting discount, $21,371,000 of deferred underwriting discount and $736,807 of other offering costs. In addition, $2,633,175 of cash was held outside of the Trust Account, upon closing of the Initial Public Offering (as defined below), and was available for working capital purposes.

Following the closing of the Initial Public Offering on July 1, 2019, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $250,000 and to pay its tax obligations.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 28, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 2, 2019 and July 8, 2019. The interim results for the three months ended September 30, 2019 and for the period from April 11, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results to be expected for the period from April 11, 2019 (inception) through December 31, 2019 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of September 30, 2019.

Marketable securities held in Trust Account

At September 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2019, the Company withdrew $1,137,000 of interest earned on the Trust Account to pay its income taxes.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 38,800,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of net income per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

	Three Months Ended September 30,	For the Period from April 11, 2019 (Inception) Through September 30,
	2019	2019
Net income	$2,507,354	$2,506,354
Less: Income attributable to common stock subject to possible redemption	(2,489,595)	(2,489,595)
Adjusted net income	$17,759	$16,759

Weighted average shares outstanding, basic and diluted	19,549,981	17,433,711

Basic and diluted net income per share	$0.00	$0.00

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Promissory Note — Related Party

On April 29, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The Promissory Note in the amount of $200,000 was repaid in full upon the consummation of the Initial Public Offering on July 1, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 26, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. For the three months ended September 30, 2019 and for the period from April 11, 2019 (inception) through September 30, 2019, the Company incurred $60,000 and $63,333 of such fees, respectively.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019, there were 2,326,470 shares of Class A common stock issued or outstanding, excluding 66,673,530 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$692,405,665

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 11, 2019 (inception) through September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September, we had net income of $2,507,354, which consists of interest income on marketable securities held in the Trust Account of $3,530,496 and unrealized gain on marketable securities held in our Trust Account of $12,169, offset by formation and operating costs of $369,066, and a provision for income taxes of $666,245.

For the period from April 11, 2019 (inception) through September 30, 2019, we had net income of $2,506,354, which consists of interest income on marketable securities held in the Trust Account of $3,530,496 and unrealized gain on marketable securities held in our Trust Account of $12,169, offset by formation and operating costs of $370,066, and a provision for income taxes of $666,245.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $34,319,807 in transaction costs, including $12,212,000 of underwriting fees, $21,371,000 of deferred underwriting fees and $736,807 of other costs.

As of September 30, 2019, we had marketable securities held in the Trust Account of $692,405,665 (including approximately $2,406,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we withdrew $1,137,000 of interest earned on the Trust Account to pay our income taxes.

For the period from April 11, 2019 (inception) through September 30, 2019, cash used in operating activities was $1,789,469. Net income of $2,506,354 was affected by interest earned on marketable securities held in the Trust Account of $3,530,496, an unrealized gain on marketable securities held in our Trust Account of $12,169 and a deferred tax provision of $2,555. Changes in operating assets and liabilities used $755,713 of cash for operating activities.

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

As of September 30, 2019, we had cash of $2,223,724. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Churchill Capital Corp II

Date: November 13, 2019	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
and Chairman of the Board of Directors and Director

Date: November 13, 2019	By:	/s/ Peter Seibold
	Name:	Peter Seibold
	Title:	Chief Financial Officer