Form 10-Q
period 2020-03-31
Churchill Capital Corp II
filed 2020-05-12
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 12, 2020, 69,000,000 shares of Class A common stock, par value $0.0001 per share, and 17,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CHURCHILL CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP II

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$2,014,521	$2,238,275
Prepaid income taxes	—	27,140
Prepaid expenses	288,475	275,525
Total Current Assets	2,302,996	2,540,940

Deferred tax asset	4,393	—
Marketable securities held in Trust Account	697,219,326	695,295,418
TOTAL ASSETS	$699,526,715	$697,836,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$203,275	$257,466
Income taxes payable	231,719	—
Total Current Liabilities	434,994	257,466

Deferred income tax payable	—	9,657
Deferred underwriting fee payable	21,371,000	21,371,000
Total Liabilities	21,805,994	21,638,123

Commitments

Class A Common stock subject to possible redemption, 66,602,417and 66,619,951 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	672,720,712	671,198,229

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,397,583 and 2,380,049 shares issued and outstanding (excluding 66,602,417 and 66,619,951 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	240	238
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,725	1,725
Additional paid-in capital	—	305,001
Retained earnings	4,998,044	4,693,042
Total Stockholders’ Equity	5,000,009	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,526,715	$697,836,358

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Operating costs	$301,863
Loss from operations	(301,863)

Other income:
Interest earned on marketable securities held in Trust Account	2,250,075
Unrealized loss on marketable securities held in Trust Account	(20,917)
Other income, net	2,229,158

Income before provision for income taxes	1,927,295
Provision for income taxes	(404,809)
Net income	$1,522,486

Weighted average shares outstanding, basic and diluted (1)	19,630,049

Basic and diluted net income per common share (2)	$0.00

(1)	Excludes an aggregate of 66,602,417 shares subject to possible redemption at March 31, 2020.
(2)	Excludes interest income of $1,471,454 attributable to shares subject to possible redemption for the three months ended March 31, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	2,380,049	$238	17,250,000	$1,725	$305,001	$4,693,042	$5,000,006

Change in value of common stock subject to possible redemption	17,534	2	—	—	(305,001)	(1,217,484)	(1,522,483)

Net income	—	—	—	—	—	1,522,486	1,522,486

Balance – March 31, 2020	2,397,583	$240	17,250,000	$1,725	$—	$4,998,044	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,522,486
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,250,075)
Unrealized loss on marketable securities held in Trust Account	20,917
Deferred tax benefit	(14,050)
Changes in operating assets and liabilities:
Prepaid expenses	(12,950)
Prepaid income taxes	27,140
Accrued expenses	(54,191)
Income taxes payable	231,719
Net cash used in operating activities	(529,004)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	305,250
Net cash provided by investing activities	305,250

Net Change in Cash	(223,754)
Cash – Beginning of period	2,238,275
Cash – End of period	$2,014,521

Supplemental cash flow information:
Cash paid for income taxes	$160,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,522,483

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $34,319,807 consisting of $12,212,000 of underwriting discount, $21,371,000 of deferred underwriting discount and $736,807 of other offering costs. In addition, at March 31, 2020, cash of $2,014,521 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on July 1, 2019, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $250,000 and to pay its tax obligations.

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

MARCH 31, 2020

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2020, the Company withdrew an aggregate of $1,695,250 of interest earned on the Trust Account to pay its income taxes and for permitted withdrawals, of which $305,250 was withdrawn during the three months ended March 31, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 38,800,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

Three Months Ended March 31,
2020
Net income	$1,522,486
Less: Income attributable to common stock subject to possible redemption	(1,471,454)
Adjusted net income	$51,032

Weighted average shares outstanding, basic and diluted	19,630,049

Basic and diluted net income per common share	$0.00

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

MARCH 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 26, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. For the three months ended March 31, 2020, the Company incurred and paid $60,000 of such fees.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 2,397,583 and 2,380,049 shares of Class A common stock issued or outstanding, excluding 66,602,417 and 66,619,951 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$697,219,326	$695,295,418

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Annual Report of Form 10-K for the year ended December 31, 2019 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $1,522,486, which consists of interest income on marketable securities held in the Trust Account of $2,250,075, offset by operating costs of $301,863, an unrealized loss on marketable securities held in our Trust Account of $20,917 and a provision for income taxes of $404,809.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $697,219,326 (including approximately $7,219,000 of interest income and unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we withdrew $1,695,250 of interest earned on the Trust Account to pay our income taxes and for permitted withdrawals, of which $305,250 was withdrawn during the three months ended March 31, 2020.

For the three months March 31, 2020, cash used in operating activities was $529,004. Net income of $1,522,486 was affected by interest earned on marketable securities held in the Trust Account of $2,250,075, an unrealized loss on marketable securities held in our Trust Account of $20,917 and a deferred tax benefit of $14,050. Changes in operating assets and liabilities provided $191,718 of cash for operating activities.

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

As of March 31, 2020, we had cash of $2,014,521. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

 Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Churchill Capital Corp II

Date: May 12, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
and Chairman of the Board of Directors and Director

Date: May 12, 2020	By:	/s/ Peter Seibold
	Name:	Peter Seibold
	Title:	Chief Financial Officer

