Form 10-Q
period 2020-06-30
Churchill Capital Corp II
filed 2020-08-12
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

(212) 380-7500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one- third of one warrant	CCX.U	New York Stock Exchange
Shares of Class A common stock	CCX	New York Stock Exchange
Warrants	CCX WS	New York Stock Exchange

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

As of August 12, 2020, 69,000,000 shares of Class A common stock, par value $0.0001 per share, and 17,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CHURCHILL CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP II

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,886,781	$2,238,275
Prepaid income taxes	—	27,140
Prepaid expenses	220,350	275,525
Total Current Assets	2,107,131	2,540,940

Deferred tax asset	845	—
Marketable securities held in Trust Account	697,226,368	695,295,418
TOTAL ASSETS	$699,334,344	$697,836,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$174,393	$257,466
Income taxes payable	194,583	—
Total Current Liabilities	368,976	257,466

Deferred income tax payable	—	9,657
Deferred underwriting fee payable	21,371,000	21,371,000
Total Liabilities	21,739,976	21,638,123

Commitments

Class A Common stock subject to possible redemption, 66,584,915 and 66,619,951 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	672,594,363	671,198,229

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,415,085 and 2,380,049 shares issued and outstanding (excluding 66,584,915 and 66,619,951 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	242	238
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,725	1,725
Additional paid-in capital	126,347	305,001
Retained earnings	4,871,691	4,693,042
Total Stockholders’ Equity	5,000,005	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,334,344	$697,836,358

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from April 11, 2019 (Inception) Through June 30,
	2020	2020	2019
Formation and operating costs	$225,983	$527,846	$1,000
Loss from operations	(225,983)	(527,846)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	49,145	2,299,220	—
Unrealized gain (loss) on marketable securities held in Trust Account	16,897	(4,020)	—
Other income, net	66,042	2,295,200	—

(Loss) income before provision for income taxes	(159,941)	1,767,354	(1,000)
Benefit (provision) for income taxes	33,588	(371,221)	—
Net (loss) income	$(126,353)	$1,396,133	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	19,647,583	19,638,816	15,000,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of 66,584,915 shares subject to possible redemption at June 30, 2020. Excluded an aggregate of up to 2,250,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at June 30, 2019.
(2)	Excludes interest income of $0 and $1,518,890 attributable to shares subject to possible redemption for the three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	2,380,049	$238	17,250,000	$1,725	$305,001	$4,693,042	$5,000,006

Change in value of common stock subject to possible redemption	17,534	2	—	—	(305,001)	(1,217,484)	(1,522,483)

Net income	—	—	—	—	—	1,522,486	1,522,486

Balance – March 31, 2020	2,397,583	240	17,250,000	1,725	—	4,998,044	5,000,009

Change in value of common stock subject to possible redemption	17,502	2	—	—	126,347	—	126,349

Net loss	—	—	—	—	—	(126,353)	(126,353)

Balance – June 30, 2020	2,415,085	$242	17,250,000	$1,725	$126,347	$4,871,691	$5,000,005

FOR THE PERIOD FROM APRIL 11, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Common Stock (1)		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	in Capital	Deficit	Equity
Balance – April 11, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	17,250,000	1,725	23,275	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – June 30, 2019	17,250,000	$1,725	$23,275	$(1,000)	$24,000

(1)	Included an aggregate of 2,250,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from April 11, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$1,396,133	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,299,220)	—
Unrealized gain on marketable securities held in Trust Account	4,020	—
Deferred tax benefit	(10,502)	—
Changes in operating assets and liabilities:
Prepaid expenses	55,175	—
Prepaid income taxes	27,140	—
Accrued expenses	(83,073)	1,000
Income taxes payable	194,583	—
Net cash used in operating activities	(715,744)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	364,250	—
Net cash provided by investing activities	364,250	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	200,000
Payment of offering costs	—	(217,128)
Net cash provided by financing activities	—	7,872

Net Change in Cash	(351,494)	7,872
Cash – Beginning of period	2,238,275	—
Cash – End of period	$1,886,781	$7,872

Supplemental cash flow information:
Cash paid for income taxes	$160,000	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,396,134	$—
Deferred offering costs included in accrued offering costs	$—	$99,982

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $34,319,807 consisting of $12,212,000 of underwriting discount, $21,371,000 of deferred underwriting discount and $736,807 of other offering costs. In addition, at June 30, 2020, cash of $1,886,781 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew an aggregate of $1,754,250 of interest earned on the Trust Account to pay its income taxes and for permitted withdrawals, of which $364,250 was withdrawn during the six months ended June 30, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 38,800,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	For the Period from April 11, 2019 (Inception) Through June 30,
	2020	2020	2019
Net (loss) income	$(126,353)	$1,396,133	$(1,000)
Less: Income attributable to common stock subject to possible redemption	—	(1,518,890)	—
Adjusted net loss	$(126,353)	$(122,757)	$(1,000)

Weighted average shares outstanding, basic and diluted	19,647,583	19,638,816	15,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.00)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

JUNE 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 26, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2020, the Company incurred and paid $60,000 and $120,000 of such fees, respectively.

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

JUNE 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,415,085 and 2,380,049 shares of Class A common stock issued or outstanding, excluding 66,584,915 and 66,619,951 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$697,226,368	$695,295,418

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $126,353, which consists of operating costs of $225,983, offset by interest income on marketable securities held in the Trust Account of $49,145, an unrealized gain on marketable securities held in our Trust Account of $16,897 and an income tax benefit of $33,588.

For the six months ended June 30, 2020, we had net income of $1,396,133, which consists of interest income on marketable securities held in the Trust Account of $2,299,220, offset by operating costs of $527,846, an unrealized loss on marketable securities held in our Trust Account of $4,020 and a provision for income taxes of $371,221.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $697,226,368 (including approximately $7,226,000 of interest income and unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $1,754,250 of interest earned on the Trust Account to pay our income taxes and for permitted withdrawals, of which $364,250 was withdrawn during the six months ended June 30, 2020.

For the six months June 30, 2020, cash used in operating activities was $715,744. Net income of $1,396,133 was affected by interest earned on marketable securities held in the Trust Account of $2,299,220, an unrealized loss on marketable securities held in our Trust Account of $4,020 and a deferred tax benefit of 10,502. Changes in operating assets and liabilities provided $193,825 of cash for operating activities.

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

As of June 30, 2020, we had cash of $1,886,781. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

Churchill Capital Corp II

Date: August 12, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and Chairman of the Board of Directors and Director

Date: August 12, 2020	By:	/s/ Peter Seibold
	Name:	Peter Seibold
	Title:	Chief Financial Officer