Form 10-Q
period 2020-09-30
Churchill Capital Corp II
filed 2020-11-06
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 6, 2020, 69,000,000 shares of Class A common stock, par value $0.0001 per share, and 17,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CHURCHILL CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP II

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,744,991	$2,238,275
Prepaid income taxes	—	27,140
Prepaid expenses	162,225	275,525
Total Current Assets	1,907,216	2,540,940

Marketable securities held in Trust Account	697,283,649	695,295,418
TOTAL ASSETS	$699,190,865	$697,836,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$215,415	$257,466
Income taxes payable	102,787	—
Total Current Liabilities	318,202	257,466

Deferred income tax payable	244	9,657
Deferred underwriting fee payable	21,371,000	21,371,000
Total Liabilities	21,689,446	21,638,123

Commitments

Class A Common stock subject to possible redemption, 66,563,478 and 66,619,951 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	672,501,414	671,198,229

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,436,522 and 2,380,049 shares issued and outstanding (excluding 66,563,478 and 66,619,951 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	244	238
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,725	1,725
Additional paid-in capital	219,294	305,001
Retained earnings	4,778,742	4,693,042
Total Stockholders’ Equity	5,000,005	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,190,865	$697,836,358

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 11, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$240,937	$369,066	$768,783	$370,066
Loss from operations	(240,937)	(369,066)	(768,783)	(370,066)

Other income:
Interest earned on marketable securities held in Trust Account	118,097	3,530,496	2,417,317	3,530,496
Unrealized gain on marketable securities held in Trust Account	5,184	12,169	1,164	12,169
Other income, net	123,281	3,542,665	2,418,481	3,542,665

(Loss) income before income taxes	(117,656)	3,173,599	1,649,698	3,172,599
Benefit (provision) for income taxes	24,707	(666,245)	(346,514)	(666,245)
Net (loss) income	$(92,949)	$2,507,354	$1,303,184	$2,506,354

Weighted average shares outstanding, basic and diluted (1)	19,665,085	19,549,981	19,647,636	17,433,711

Basic and diluted net loss per common share (2)	$(0.00)	$0.00	$(0.02)	$0.00

(1)	Excludes an aggregate of 66,563,478 and 66,673,530 shares subject to possible redemption at September 30, 2020 and 2019.
(2)	Excludes interest income of $0 and $1,612,947 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2020 and $2,489,595 for three months ended September 30,2019 and for the period April 11, 2019 (inception) through September 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	2,380,049	$238	17,250,000	$1,725	$305,001	$4,693,042	$5,000,006

Change in value of common stock subject to possible redemption	17,534	2	—	—	(305,001)	(1,217,484)	(1,522,483)

Net income	—	—	—	—	—	1,522,486	1,522,486

Balance – March 31, 2020	2,397,583	240	17,250,000	1,725	—	4,998,044	5,000,009

Change in value of common stock subject to possible redemption	17,502	2	—	—	126,347	—	126,349

Net loss	—	—	—	—	—	(126,353)	(126,353)

Balance – June 30, 2020	2,415,085	$242	17,250,000	$1,725	$126,347	$4,871,691	$5,000,005

Change in value of common stock subject to possible redemption	21,437	2	—	—	92,947	—	92,949

Net loss	—	—	—	—	—	(92,949)	(92,949)

Balance – September 30, 2020	2,436,522	$244	17,250,000	$1,725	$219,294	$4,778,742	$5,000,005

FOR THE PERIOD FROM APRIL 11, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance – April 11, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2019	—	—	17,250,000	1,725	23,275	(1,000)	24,000

Sale of 69,000,000 Units, net of underwriting discount and offering expenses	69,000,000	6,900	—	—	655,673,293	—	655,680,193

Sale of 15,800,000 Private Placement Warrants	—	—	—	—	15,800,000	—	15,800,000

Common stock subject to possible redemption	(66,673,530)	(6,667)	—	—	(669,004,872)	—	(669,011,539)

Net income	—	—	—	—	—	2,507,354	2,507,354

Balance – September 30, 2019	2,326,470	233	17,250,000	$1,725	$2,491,696	$2,506,354	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from April 11, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,303,184	$2,506,354
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,417,317)	(3,530,496)
Unrealized gain on marketable securities held in Trust Account	(1,164)	(12,169)
Deferred tax (benefit) provision	(9,413)	2,555
Changes in operating assets and liabilities:
Prepaid expenses	113,300	(347,462)
Prepaid income taxes	27,140	(473,310)
Accrued expenses	(42,051)	65,059
Income taxes payable	102,787	—
Net cash used in operating activities	(923,534)	(1,789,469)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	430,250	1,137,000
Net cash provided by (used in) investing activities	430,250	(688,863,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	677,788,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	—	(736,807)
Net cash provided by financing activities	—	692,876,193

Net Change in Cash	(493,284)	2,223,724
Cash – Beginning of period	2,238,275	—
Cash – End of period	$1,744,991	$2,223,724

Supplemental cash flow information:
Cash paid for income taxes	$226,000	$1,137,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$665,500,190
Change in value of common stock subject to possible redemption	$1,303,185	$2,511,349
Deferred offering costs included in accrued offering costs	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target for a Business Combination and activities in connection with the potential acquisition of Software Luxembourg Holding S.A., a public limited liability company (société anonyme) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Skillsoft”) (see Note 9). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $34,319,807 consisting of $12,212,000 of underwriting discount, $21,371,000 of deferred underwriting discount and $736,807 of other offering costs. In addition, at September 30, 2020, cash of $1,744,991 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew an aggregate of $1,820,250 of interest earned on the Trust Account to pay its income taxes and for permitted withdrawals, of which $430,250 was withdrawn during the nine months ended September 30, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 38,800,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 11, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net (loss) income	$(92,949)	$2,507,354	$1,303,184	$2,506,354
Less: Income attributable to common stock subject to possible redemption	—	(2,489,595)	(1,612,947)	(2,489,595)
Adjusted net loss	$(92,949)	$17,759	$(309,763)	$16,759

Weighted average shares outstanding, basic and diluted	19,665,085	19,549,981	19,647,636	17,433,711

Basic and diluted net loss per common share	$(0.00)	$0.00	$(0.02)	$0.00

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 26, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2020, the Company incurred and paid $60,000 and $180,000 of such fees, respectively.

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

SEPTEMBER 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,436,522 and 2,380,049 shares of Class A common stock issued or outstanding, excluding 66,563,478 and 66,619,951 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$697,283,649	$695,295,418

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Skillsoft Merger Agreement

On October 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”) by and between the Company and Skillsoft.

Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between the Company and Skillsoft will be effected through the merger of Skillsoft with and into the Company, with the Company surviving as the surviving company (the “Skillsoft Merger”). At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Skillsoft, with nominal value of $0.01 per share (“Skillsoft Class A Shares”), outstanding immediately prior to the Effective Time, will be automatically canceled and the Company will issue as consideration therefor (i) such number of shares of the Company’s Class A common stock, par value $0.0001 per share (the “Churchill Class A Common Stock”) equal to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii) the Company’s Class C common stock, par value $0.0001 per share (the “Churchill Class C Common Stock”), equal to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Skillsoft, with nominal value of $0.01 per share (“Skillsoft Class B Shares”), will be automatically canceled and the Company will issue as consideration therefor such number of shares of the Company’s Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Pursuant to the terms of the Skillsoft Merger Agreement, the Company is required to use commercially reasonable efforts to cause the Company Class A Common Stock to be issued in connection with the transactions contemplated by the Skillsoft Merger Agreement (the “Skillsoft Transactions”) to be listed on the New York Stock Exchange (“NYSE”) prior to the closing of the Skillsoft Merger (the “Skillsoft Closing”). Immediately following the Effective Time, the Company will redeem all of the shares of Class C Common Stock issued to the holders of Skillsoft Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to the sum of $20,000,000 to be issued by the Surviving Corporation (as defined in the Skillsoft Merger Agreement) or one of its subsidiaries, in each case, pro rata among the holders of Churchill Class C Common Stock issued in connection with the Skillsoft Merger.

The Skillsoft Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Skillsoft Merger Agreement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On October 12, 2020, we entered into the Skillsoft Merger Agreement with Skillsoft. Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between us and Skillsoft will be effected through the merger of Skillsoft with and into us, with the Company surviving as the surviving company (the “Skillsoft Merger”). See Note 9 to Item 1 above for a description of the Skillsoft Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $92,949, which consists of operating costs of $240,937, offset by interest income on marketable securities held in the Trust Account of $118,097, an unrealized gain on marketable securities held in our Trust Account of $5,184 and an income tax benefit of $24,707.

For the nine months ended September 30, 2020, we had net income of $1,303,184, which consists of interest income on marketable securities held in the Trust Account of $2,417,317, offset by operating costs of $768,783, an unrealized gain on marketable securities held in our Trust Account of $1,164 and a provision for income taxes of $346,514.

For the three months ended September 30, 2019, we had net income of $2,507,354, which consists of interest income on marketable securities held in the Trust Account of $3,530,496 and unrealized gain on marketable securities held in our Trust Account of $12,169, offset by formation and operating costs of $369,066, and a provision for income taxes of $666,245.

For the period from April 11, 2019 (inception) through September 30, 2019, we had net income of $2,506,354, which consists of interest income on marketable securities held in the Trust Account of $3,530,496 and unrealized gain on marketable securities held in our Trust Account of $12,169, offset by formation and operating costs of $370,066, and a provision for income taxes of $666,245

Liquidity and Capital Resources

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $697,283,649 (including approximately $7,284,000 of interest income and unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $1,820,250 of interest earned on the Trust Account to pay our income taxes and for permitted withdrawals, of which $430,250 was withdrawn during the nine months ended September 30, 2020.

For the nine months September 30, 2020, cash used in operating activities was $923,534. Net income of $1,303,184 was affected by interest earned on marketable securities held in the Trust Account of $2,417,317, an unrealized gain on marketable securities held in our Trust Account of $1,164 and a deferred tax benefit of $9,413. Changes in operating assets and liabilities provided $201,176 of cash for operating activities.

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

As of September 30, 2020, we had cash of $1,744,991. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Churchill Capital Corp II

Date: November 6, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and Chairman of the Board of Directors and Director

Date: November 6, 2020	By:	/s/ Peter Seibold
	Name:	Peter Seibold
	Title:	Chief Financial Officer