Form 10-K
period 2020-12-31
Churchill Capital Corp II
filed 2021-03-15
CIK 1774675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐   NO ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2020, was $689,978,000.

As of March 12, 2021, there were 69,000,000 shares of Class A common stock, $0.0001 par value, and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, our proposed business combination with Skillsoft and Global Knowledge and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

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

Company History

In May 2019, our sponsor purchased an aggregate of 8,625,000 shares of Class B common stock (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. On June 7, 2019, we effected a stock dividend at one-third of one share of Class B common stock for each outstanding share of Class B common stock, resulting in an aggregate of 11,500,000 founder shares outstanding. On June 26, 2019, we effected a further stock dividend of one-half of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our sponsor holding an aggregate of 17,250,000 founder Shares. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock (collectively, our “common stock’) upon completion of the initial public offering (the “IPO”).

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

Recent Developments

Skillsoft Merger Agreement

On October 12, 2020, we entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”) with Software Luxembourg Holding S.A., a public limited liability company (société anonyme) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Skillsoft”).

Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between Churchill and Skillsoft will be effected through the merger of Skillsoft with and into Churchill, with Churchill surviving as the surviving company (the “Skillsoft Merger”). At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Skillsoft, with nominal value of $0.01 per share (“Skillsoft Class A Shares”), outstanding immediately prior to the Effective Time, will be automatically canceled and Churchill will issue as consideration therefor (i) such number of shares of Churchill’s Class A common stock, par value $0.0001 per share (the “Churchill Class A Common Stock”) equal to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii) Churchill’s Class C common stock, par value $0.0001 per share (the “Churchill Class C Common Stock”), equal to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Skillsoft, with nominal value of $0.01 per share (“Skillsoft Class B Shares”), will be automatically canceled and Churchill will issue as consideration therefor such number of shares of Churchill Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Pursuant to the terms of the Skillsoft Merger Agreement, Churchill is required to use commercially reasonable efforts to cause the Churchill Class A Common Stock to be issued in connection with the transactions contemplated by the Skillsoft Merger Agreement (the “Skillsoft Transactions”) to be listed on the New York Stock Exchange (“NYSE”) prior to the closing of the Skillsoft Merger (the “Skillsoft Closing”). Immediately following the Effective Time, Churchill will redeem all of the shares of Class C Common Stock issued to the holders of Skillsoft Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to the sum of $20,000,000 to be issued by the Surviving Corporation (as defined in the Skillsoft Merger Agreement) or one of its subsidiaries, in each case, pro rata among the holders of Churchill Class C Common Stock issued in connection with the Skillsoft Merger.

The consummation of the proposed Skillsoft Transactions is subject to the receipt of the requisite approval of (i) the stockholders of Churchill (the “Churchill Stockholder Approval”) and (ii) the shareholders of Skillsoft (the “Skillsoft Shareholder Approval”) and the fulfillment of certain other conditions.

Global Knowledge Merger Agreement

Concurrently with its entry into the Skillsoft Merger Agreement, Churchill also entered into an Agreement and Plan of Merger (the “Global Knowledge Merger Agreement”) by and among Churchill, Magnet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Churchill (“Merger Sub”), and Albert DE Holdings Inc., a Delaware corporation owned by investment funds affiliated with Rhône Capital L.L.C.

Pursuant to the Global Knowledge Merger Agreement, Merger Sub will merge with and into Global Knowledge, with Global Knowledge surviving the transaction as a wholly-owned subsidiary of Churchill (the “Global Knowledge Merger”). At the effective time (the “Global Knowledge Effective Time”) of the Global Knowledge Merger, as consideration for the Global Knowledge Merger, 100% of the issued and outstanding equity interests of Global Knowledge will be converted, in the aggregate, into the right to receive warrants, each of which shall entitle the holders thereof to purchase one share of Class A Churchill Common Stock at an exercise price of $11.50 per share. The aggregate number of warrants to be received by the equity holders of Global Knowledge as consideration in the Global Knowledge Merger will be 5,000,000. The warrants to be issued to the equity holders of Global Knowledge will be non-redeemable and otherwise substantially similar to the private placement warrants issued to the Churchill Sponsor in connection with Churchill’s initial public offering.

The consummation of the proposed Global Knowledge Merger (the “Global Knowledge Closing”) is subject to the consummation of the Skillsoft Merger, among other conditions contained in the Global Knowledge Merger Agreement.

Restructuring Support Agreement

On October 12, 2020, Global Knowledge entered into a Restructuring Support Agreement (the “Global Knowledge RSA”) with (i) 100% of its lenders under that certain Amended and Restated First Lien Credit and Guaranty Agreement, dated as of January 30, 2015, as amended from time to time, by and among, inter alios, GK Holdings, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Credit Suisse, acting in its capacity as administrative agent and collateral agent (the “First Lien Credit Agreement,” and the lenders thereto, the “First Lien Lenders”); and (ii) 100% of its lenders under that certain Amended and Restated Second Lien Credit and Guaranty Agreement, dated as of January 30, 2015, as amended from time to time, by and among, inter alios, GK Holdings, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Trust, acting in its capacity as administrative agent and collateral agent (the “Second Lien Credit Agreement,” and there lenders thereto, the “Second Lien Lenders,” together with the First Lien Lenders, the “Secured Lenders”). The Global Knowledge RSA contemplates an out-of-court restructuring (the “Restructuring”) that provides meaningful recoveries, funded by Churchill, to all Secured Lenders. Churchill is a third-party beneficiary of the Global Knowledge RSA with respect to enforcement of certain specific provisions and its explicit rights under the Global Knowledge RSA and not a direct party.

On the Out-of-Court Transaction Effective Date (as defined in the Global Knowledge RSA), which shall occur concurrently with the Global Knowledge Closing (and only upon such closing), (a) the First Lien Lenders will receive (i) $143.5 million of cash and (ii) $50 million in aggregate principal amount of new term loans (or an equivalent amount of cash in lieu thereof), and (b) the Second Lien Lenders will receive (i) $12.5 million of cash and (ii) $20 million in aggregate principal amount of new term loans (or an equivalent amount of cash in lieu thereof) (both (a) and (b) as set forth in the term sheet attached to the Global Knowledge RSA (the “Restructuring Term Sheet”)).

On the Out-of-Court Transaction Effective Date, which shall occur concurrently with the Global Knowledge Closing (and only upon such closing), each holder of a claim arising under that certain Credit and Guaranty Agreement, dated as of November 26, 2019, by and among, inter alios, Global Knowledge Holdings B.V. and Global Knowledge Network (Canada), Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Blue Torch Finance LLC, in its capacity as administrative agent, will be paid in cash, in full (including all accrued and unpaid interest through the date of repayment), as set forth in the Restructuring Term Sheet.

Under the Global Knowledge RSA, the Secured Lenders have agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of Global Knowledge, on the terms set forth in the Global Knowledge RSA.

In accordance with the Global Knowledge RSA, the Secured Lenders agreed, among other things, to: (i) support the Restructuring as contemplated by the Global Knowledge RSA and the definitive documents governing the Restructuring; (ii) not take any action, directly or indirectly, to interfere with acceptance, implementation or consummation of the Restructuring; and (iii) not transfer their claims under the First Lien Credit Agreement and Second Lien Credit Agreement, as applicable, except with respect to limited and customary exceptions, including requiring any transferee to either already be bound or become bound by the terms of the Global Knowledge RSA.

In accordance with the Global Knowledge RSA, Global Knowledge agreed, among other things, to: (i) support and take all steps reasonably necessary and desirable to consummate the Restructuring in accordance with the Global Knowledge RSA; and (ii) not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation or consummation of the Restructuring.

Subscription Agreements

Prosus Agreements

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, MIH Ventures B.V. (“Prosus”) entered into a subscription agreement (the “Prosus Subscription Agreement”) with Churchill and the Sponsor, pursuant to which Prosus subscribed for 10,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing (the “First Step Prosus Investment”), and Churchill granted Prosus a 30-day option (the “Option”) to subscribe for up to the lesser of (i) an additional 40,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share or (ii) such additional number of shares that would result in Prosus beneficially owning shares of Class A common stock representing 35% of the issued and outstanding shares of Churchill Class A common stock on a fully-diluted and as-converted basis (excluding any warrants issued to Prosus pursuant to the Prosus Subscription Agreement) immediately following the consummation of the Skillsoft Merger (the “Prosus Maximum Ownership Amount”) (the “Second Step Prosus Investment” and together with the First Step Prosus Investment, the “Prosus PIPE Investment”). On November 10, 2020, Prosus exercised the Option to subscribe for an additional 40,000,000 shares of Churchill Class A common stock in the Second Step Prosus Investment (or such number of shares as may be reduced pursuant to the Prosus Subscription Agreement). Churchill and Prosus also agreed that following the consummation of the Skillsoft Merger, to the extent that following the Prosus Second Step Investment, Prosus beneficially owns less than the Prosus Maximum Ownership Amount, Prosus will have the concurrent right to purchase a number of additional shares of Churchill Class A common stock, at $10.00 per share, that would result in Prosus maintaining beneficial ownership of at least, but no more than, the Prosus Maximum Ownership Amount (the “Prosus Top-Up Right”).

Pursuant to the Prosus Subscription Agreement, in connection with Prosus’s exercise of the Option and following the consummation of the Second Step Prosus Investment, Churchill will issue to Prosus warrants to purchase a number of shares of Churchill Class A common stock equal to one-third of the number of shares of Churchill Class A common stock purchased in the Prosus PIPE Investment (the “Prosus Warrants”). The Prosus Warrants will have terms substantively identical to those included in the units offered in the Churchill IPO.

The issuance of the shares of Churchill Class A common stock pursuant to the Prosus Subscription Agreement are subject to approval by Churchill’s stockholders. The obligations to consummate the Prosus PIPE Investment are conditioned upon, among other things, customary closing conditions, expiration or termination of the waiting period under the HSR Act, satisfaction of the closing conditions under the Skillsoft Merger Agreement, the consummation of the Skillsoft Merger and, with respect to the Second Step Prosus Investment, (i) a written notification issued by the Committee on Foreign Investment in the United States (“CFIUS”) that it has determined that the Prosus PIPE Investment is not a “covered transaction” and not subject to review by CFIUS under applicable law, (ii) a written notification issued by CFIUS that it has concluded all action under Section 721 of the Defense Production Act of 1950 (codified at 50 U.S.C. § 4565) and all rules and regulations promulgated thereunder, including those codified at 31 C.F.R. Parts 800 and 801 (the “DPA”) and determined that there are no unresolved national security concerns with respect to the Prosus PIPE Investment or (iii) if CFIUS has sent a report to the President of the United States (the “President”) requesting the President’s decision and either (a) the President shall have notified the parties hereto of his determination not to use his powers pursuant to the DPA to suspend or prohibit the consummation of the Subscription or (B) the fifteen (15) days allotted for presidential action under the DPA shall have passed without any determination by the President. Prosus received notice of early termination of the waiting period under the HSR Act in respect of the Prosus PIPE Investment on December 15, 2020. Due to the CFIUS condition, among other closing conditions, there can be no assurance that the Second Step Prosus Investment will be consummated at the closing of the Merger or thereafter. The consummation of the Prosus PIPE Investment is not a condition to the closing of the Merger.

SuRo Subscription Agreement

On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Merger (the “SuRo Subscription Agreement”). The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger.

Lodbrok Subscription Agreement

On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger (the “Lodbrok Subscription Agreement”). The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger.

CEO Employment Agreement

On October 13, 2020, Churchill entered into an employment agreement with Jeffrey Tarr (the “Employment Agreement”) which will become effective upon the closing of the Merger, and pursuant to which Mr. Tarr will serve as Churchill’s chief executive officer and a member of Churchill’s Board. The Employment Agreement provides for a two-year initial term, which will be automatically extended for successive one-year periods unless either party provides at least six months’ notice of non-renewal. Pursuant to the Employment Agreement, Mr. Tarr will receive a base salary of $750,000, be eligible to earn an annual cash incentive bonus with a target and maximum equal to 100% and 200% of base salary, respectively, and be eligible to participate in health, welfare and other benefits consistent with those offered to other senior executives of Churchill. The Employment Agreement also provides that within 30 days following the closing of the Merger, Mr. Tarr will receive (i) an award of 1,000,000 options (the “Tarr Options”), each having an exercise price equal to the fair market value of a share of Churchill Class A common stock on the date of grant, which vest ratably on a quarterly basis over a four-year period commencing on the closing of the Merger and (ii) an award of 2,000,000 restricted stock units (the “Tarr RSUs) which will vest ratably on a quarterly basis over a three year period commencing on the closing of the Merger, in each case, subject to Mr. Tarr’s continued employment through the applicable vesting date, provided, that, upon a change in control or upon a termination due to death or disability, the Tarr Options and the Tarr RSUs shall become fully vested as of the date of such change in control or qualifying termination, as applicable, and provided, further, that the Tarr Options and Tarr RSUs shall be subject to continued vesting upon certain other termination events as described below. The Employment Agreement further provides that upon a termination by Mr. Tarr for good reason or by Churchill without cause (which shall include a termination due to Churchill’s nonrenewal of the employment term), Mr. Tarr will be entitled to receive, in exchange for a release of claims against Churchill and subject to Mr. Tarr’s continued compliance with the restrictive covenants set forth in the Employment Agreement, severance and benefits consisting of: (i) a payment equal to two times the sum of (A) the base salary and (B) target annual cash incentive for the year in which termination occurs, payable in substantially equal installments over the twenty-four month period following the date of termination in accordance with Churchill’s normal payroll practices, (ii) a bonus payment equal to the annual cash incentive for the year in which termination occurs based on actual performance and prorated to reflect the period of the fiscal year that has lapsed as of the date of termination, payable at the same time when bonuses are ordinarily paid by Churchill and (iii) continued vesting of Mr. Tarr’s then outstanding equity awards for the twelve-month period following the date of termination. The Employment Agreement contains restrictive covenants including: (i) a perpetual confidentiality covenant, (ii) a nonsolicitation of employees and customers covenant, a non-hire of employees covenant and a non-competition covenant, each of which applies during the employment term and for twelve months thereafter and (iii) a mutual non-disparagement covenant that applies during the employment term and for five years thereafter.

Concurrent with the entry into the Employment Agreement, Churchill also entered into a securities assignment agreement with Mr. Tarr on October 12, 2020 (the “Tarr Warrant Agreement”) pursuant to which the Sponsor will assign to Mr. Tarr (i) 500,000 private placement warrants effective on, and subject to, the closing of the Merger, at a price of $0.000001 per warrant and (ii) 500,000 private placement warrants effective on, and subject to, the closing of the Global Knowledge Merger, at a price of $0.000001 per warrant. Each private placement warrant entitles Mr. Tarr to purchase one share of Churchill Class A common stock at an exercise price of $11.50 per share and the private placement warrants are subject to the lock-up provisions included in the Sponsor Agreement. In the event Mr. Tarr does not commence employment on the Start Date (as defined in the Employment Agreement) pursuant to the Employment Agreement, the Tarr Warrant Agreement immediately becomes null and void ab initio and will be of no further force and effect.

Additional Information Regarding the Proposed Initial Business Combination and Churchill

Churchill has filed a registration statement on Form S-4 with the SEC, which includes a proxy statement of Churchill and a prospectus of Churchill, and Churchill will file other documents regarding the Skillsoft Merger the Global Knowledge Merger and the related proposed transaction with the SEC. A definitive proxy statement/prospectus will also be sent to the stockholders of Churchill and Skillsoft, seeking any required stockholder approvals. We urge you to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about the proposed transactions, including detailed descriptions of the Skillsoft Merger and the Global Knowledge Merger and related transaction and a discussion of historical information and risks relating to the Skillsoft and Global Knowledge businesses. The documents filed by Churchill with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.

Other than as specifically discussed, this report does not assume the closing of the proposed transactions described above.

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

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

Emerging Growth Company

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus relating to our IPO and the registration statement relating to our proposed initial business combination before making a decision to invest in our securities. See “Item 1 Business - Additional Information Regarding the Proposed Initial Business Combination and Churchill.” If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•	being a newly incorporated company with no operating history and no revenues;

•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public shareholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	the performance of the prospective target business or businesses;

•	our ability to select an appropriate target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers and directors

•	to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;

•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to obtain additional financing to complete our initial business combination;

•	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

•	our ability to redeem your unexpired warrants prior to their exercise;

•	our public securities’ potential liquidity and trading; and

•	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Proposed Business — Stockholders may not have the ability to approve our initial business combination” for additional information.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, M. Klein and Company and our Strategic and Operating Partners, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so.

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

If the funds available to us outside of the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

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

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no- shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the per share amount initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

We will consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation will provide that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation will provide that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who will beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from M. Klein and Company) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. M. Klein and Company is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent novel coronavirus (“COVID-19”) outbreak.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Moreover, our Class B stockholders will be entitled to elect all of our directors prior to the completion of our initial business combination and may elect to do so by written consent without a meeting.

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

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our initial stockholders own 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Our sponsor contributed $25,000, or approximately $0.001 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our initial stockholders may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such warrants on any matters submitted to warrantholders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholders may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

In the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation will contain provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company.

Mr. August is the Founder and CEO of OHA and acts as a strategic advisor to its clients. Mr. August has a fiduciary duty to OHA. As a result, Mr. August may have a duty to offer acquisition opportunities to clients of OHA. Mr. August will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as a director of the Company.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, M. Klein and Company, Mr. Klein and the Operating Partners, as well as our board of directors, have formed and are actively engaged in Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in August 2020, December 2020, February 2021 and February 2021, respectively. Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, like us, may pursue initial business combination targets in any businesses or industries and have until August 3, 2022, December 18, 2022, February 17, 2023 and February 17, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII may present additional conflicts of interest in pursuing an acquisition target.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

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

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with M. Klein and Company, our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with M. Klein and Company, our sponsor, officers and directors, and their respective affiliates. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with M. Klein and Company, our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and government appropriation of assets.

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

General Risk Factors

Past performance by M. Klein and Company and members of our management team or our Strategic and Operating Partners may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, M. Klein and Company and other members of our management team or our Strategic and Operating Partners is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of M. Klein and Company and members of our management team or our Strategic and Operating Partners is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of M. Klein and Company and members of our management team or our Strategic and Operating Partners as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in M. Klein and Company or our Strategic and Operating Partners.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to this offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

Legal proceedings in connection with the initial business combination, the outcomes of which are uncertain, could delay or prevent the completion of the initial business combination.

In connection with the initial business combination, certain of our shareholders have filed lawsuits and other shareholders have threatened to file lawsuits alleging breaches of fiduciary duty and violations of the disclosure requirements of the Exchange Act. We intend to defend the matters vigorously. These cases are in the early stages and we are unable to reasonably determine the outcome or estimate any potential losses, and, as such, have not recorded a loss contingency.

Additional lawsuits may be filed against us or our directors and officers in connection with the initial business combination. Defending such additional lawsuits could require us to incur significant costs and draw the attention of our management team away from the initial business combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the initial business combination is consummated may adversely affect the post-combination company's business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the business combination from becoming effective within the agreed upon timeframe.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 640 Fifth Avenue, 12th Floor, New York, NY 10019. The cost for this space is included in the $20,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services.

Item 3.	Legal Proceedings.

In connection with the initial business combination, certain shareholders have filed lawsuits and other shareholders have threatened to file lawsuits alleging breaches of fiduciary duty and violations of the disclosure requirements of the Exchange Act. We intend to defend the matters vigorously. These cases are in the early stages and we are unable to reasonably determine the outcome or estimate any potential losses, and, as such, have not recorded a loss contingency.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “CCX.U”, “CCX” and “CCX WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 12, 2021, there was one holder of record of our units, one holder of record of our separately traded common stock and two holders of record of our separately traded warrants.

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

The following table summarizes the relevant data for our business as of December 31, 2020 and 2019 and should be read with our financial statements, which are included in this Annual Report on Form 10-K:

	Year Ended December 31, 2020	For the period from April 11, 2019 (inception) through December 31, 2019
Income Statement Data: Income Statement Data:
Loss from operations	$(906,903)	$(744,859)
Net income	1,124,364	4,693,042

	December 31, 2020	December 31, 2019
Balance Sheet Data:
Cash	$3,873,865	$2,238,275
Marketable securities held in trust account	696,957,196	695,295,418
Total assets	700,925,360	697,836,358
Total liabilities	23,607,761	21,638,123
Common stock subject to possible redemption	672,322,591	671,198,229
Total stockholders’ equity	5,000,008	5,000,006

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Churchill Capital Corp II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Skillsoft Merger Agreement

On October 12, 2020, we entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”) by and between us and Skillsoft.

Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between us and Skillsoft will be effected through the merger of Skillsoft with and into the Company, with the Company surviving as the surviving company (the “Skillsoft Merger”). At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Skillsoft, with nominal value of $0.01 per share (“Skillsoft Class A Shares”), outstanding immediately prior to the Effective Time, will be automatically canceled and we will issue as consideration therefor (i) such number of shares of our Class A common stock, par value $0.0001 per share (the “Churchill Class A Common Stock”) equal to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii) the Company’s Class C common stock, par value $0.0001 per share (the “Churchill Class C Common Stock”), equal to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Skillsoft, with nominal value of $0.01 per share (“Skillsoft Class B Shares”), will be automatically canceled and the Company will issue as consideration therefor such number of shares of the Company’s Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Pursuant to the terms of the Skillsoft Merger Agreement, the Company is required to use commercially reasonable efforts to cause the Company Class A Common Stock to be issued in connection with the transactions contemplated by the Skillsoft Merger Agreement (the “Skillsoft Transactions”) to be listed on the New York Stock Exchange (“NYSE”) prior to the closing of the Skillsoft Merger (the “Skillsoft Closing”). Immediately following the Effective Time, the Company will redeem all of the shares of Class C Common Stock issued to the holders of Skillsoft Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to the sum of $20,000,000 to be issued by the Surviving Corporation (as defined in the Skillsoft Merger Agreement) or one of its subsidiaries, in each case, pro rata among the holders of Churchill Class C Common Stock issued in connection with the Skillsoft Merger.

The consummation of the proposed Skillsoft Transactions is subject to the receipt of the requisite approval of (i) the stockholders of Churchill (the “Churchill Stockholder Approval”) and (ii) the shareholders of Skillsoft (the “Skillsoft Shareholder Approval”) and the fulfillment of certain other conditions.

In October 2020, the Company was advanced $2,000,000 for expenses incurred with with Skillsoft Merger. If the planned business combination is not completed, the Company would be required to refund any unused amount. For the year ended December 31, 2020 the Company had utilized the advance in connection with the Skillsoft Merger.  As of the date of these financial statements, the advance is no longer refundable.

On January 22, 2021, we entered into an amendment (the “Merger Agreement Amendment”), to which amends and restates in its entirety the definition of “Applicable Majority” in the Skillsoft Merger Agreement. The definition of “Applicable Majority” is used in the Skillsoft Merger Agreement.

Global Knowledge Merger Agreement

Concurrently with its entry into the Skillsoft Merger Agreement, Churchill also entered into an Agreement and Plan of Merger (the “Global Knowledge Merger Agreement”) by and among Churchill, Magnet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Churchill (“Merger Sub”), and Albert DE Holdings Inc., a Delaware corporation owned by investment funds affiliated with Rhône Capital L.L.C.

Pursuant to the Global Knowledge Merger Agreement, Merger Sub will merge with and into Global Knowledge, with Global Knowledge surviving the transaction as a wholly-owned subsidiary of Churchill (the “Global Knowledge Merger”). At the effective time (the “Global Knowledge Effective Time”) of the Global Knowledge Merger, as consideration for the Global Knowledge Merger, 100% of the issued and outstanding equity interests of Global Knowledge will be converted, in the aggregate, into the right to receive warrants, each of which shall entitle the holders thereof to purchase one share of Class A Churchill Common Stock at an exercise price of $11.50 per share. The aggregate number of warrants to be received by the equity holders of Global Knowledge as consideration in the Global Knowledge Merger will be 5,000,000. The warrants to be issued to the equity holders of Global Knowledge will be non-redeemable and otherwise substantially similar to the private placement warrants issued to the Churchill Sponsor in connection with Churchill’s initial public offering.

The consummation of the proposed Global Knowledge Merger (the “Global Knowledge Closing”) is subject to the consummation of the Skillsoft Merger, among other conditions contained in the Global Knowledge Merger Agreement.

Restructuring Support Agreement

On October 12, 2020, Global Knowledge entered into a Restructuring Support Agreement (the “Global Knowledge RSA”) with (i) 100% of its lenders under that certain Amended and Restated First Lien Credit and Guaranty Agreement, dated as of January 30, 2015, as amended from time to time, by and among, inter alios, GK Holdings, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Credit Suisse, acting in its capacity as administrative agent and collateral agent (the “First Lien Credit Agreement,” and the lenders thereto, the “First Lien Lenders”); and (ii) 100% of its lenders under that certain Amended and Restated Second Lien Credit and Guaranty Agreement, dated as of January 30, 2015, as amended from time to time, by and among, inter alios, GK Holdings, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Trust, acting in its capacity as administrative agent and collateral agent (the “Second Lien Credit Agreement,” and there lenders thereto, the “Second Lien Lenders,” together with the First Lien Lenders, the “Secured Lenders”). The Global Knowledge RSA contemplates an out-of-court restructuring (the “Restructuring”) that provides meaningful recoveries, funded by Churchill, to all Secured Lenders. Churchill is a third-party beneficiary of the Global Knowledge RSA with respect to enforcement of certain specific provisions and its explicit rights under the Global Knowledge RSA and not a direct party.

Subscription Agreements

Prosus Subscription Agreement

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, MIH Ventures B.V. (“Prosus”) entered into a subscription agreement (the “Prosus Subscription Agreement”) with Churchill and the Sponsor, pursuant to which Prosus subscribed for 10,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing (the “First Step Prosus Investment”), and Churchill granted Prosus a 30-day option (the “Option”) to subscribe for up to the lesser of (i) an additional 40,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share or (ii) such additional number of shares that would result in Prosus beneficially owning shares of Class A common stock representing 35% of the issued and outstanding shares of Churchill Class A common stock on a fully-diluted and as-converted basis (excluding any warrants issued to Prosus pursuant to the Prosus Subscription Agreement) immediately following the consummation of the Skillsoft Merger (the “Prosus Maximum Ownership Amount”) (the “Second Step Prosus Investment” and together with the First Step Prosus Investment, the “Prosus PIPE Investment”). On November 10, 2020, Prosus exercised the Option to subscribe for an additional 40,000,000 shares of Churchill Class A common stock in the Second Step Prosus Investment (or such number of shares as may be reduced pursuant to the Prosus Subscription Agreement). Churchill and Prosus also agreed that following the consummation of the Skillsoft Merger, to the extent that following the Prosus Second Step Investment, Prosus beneficially owns less than the Prosus Maximum Ownership Amount, Prosus will have the concurrent right to purchase a number of additional shares of Churchill Class A common stock, at $10.00 per share, that would result in Prosus maintaining beneficial ownership of at least, but no more than, the Prosus Maximum Ownership Amount (the “Prosus Top-Up Right”).

SuRo Subscription Agreement

On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Merger (the “SuRo Subscription Agreement”). The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger.

Lodbrok Subscription Agreement

On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger (the “Lodbrok Subscription Agreement”). The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger.

For more information about the Skillsoft merger, Global Knowledge Merger and other recent developments, please see “Item 1. Business - Recent Developments.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of Skillsoft. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net income of $1,124,364, which consists of reimbursement of transaction expenses of $2,000,000, interest income on marketable securities held in the Trust Account of $2,516,752 and an unrealized gain on marketable securities held in our Trust Account of $1,276 offset by operating costs of $2,906,903, and a provision for income taxes of $486,761.

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

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $696,957,196 (including approximately $6,957,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew $2,246,250 of interest earned on the Trust Account to pay our income taxes and for permitted withdrawals, of which $856,250 was withdrawn during the year ended December 31, 2020.

For the year ended December 31, 2020, cash used in operating activities was $720,660. Net income of $1,124,364 was affected by interest earned on marketable securities held in the Trust Account of $2,516,752, an unrealized gain on marketable securities held in our Trust Account of $1,276 and a deferred tax benefit of $8,681. Changes in operating assets and liabilities provided $681,685 of cash for operating activities.

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

As of December 31, 2020, we had cash of $3,873,865. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On November 2, 2020, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which we consummate a Business Combination or the date that the winding up of the Company is effective. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Michael Klein	57	Chief Executive Officer and Chairman of the Board of Directors
Peter Seibold	56	Chief Financial Officer
Jeremy Paul Abson	53	Director
Glenn R. August	59	Director
Dena J. Brumpton	57	Director
Mark Klein	58	Director
Malcolm S. McDermid	42	Director
Karen G. Mills	67	Director

Michael Klein is our Chief Executive Officer and Chairman. Mr. Klein currently serves as Chief Executive Officer, President and Chairman of the Boards of Directors of Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, each of which is a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Director of Credit Suisse Group AG and Credit Suisse AG. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019, and Mr. Klein served on the board of directors of Clarivate Analytics until 2020. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on the Churchill Board due to his significant investment banking and advisory experience.

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

Jeremy Paul Abson is our Director and previously was a Director of Churchill Capital Corp III. He is currently the President and CFO of TBG AG, an investment company located in Zurich, Switzerland. Mr. Abson has more than 20 years’ experience in financial and general management. Prior to joining TGB AG, Mr. Abson was the Chief Operating Officer of Usaha Tegas Sdn Bhd (“UTSB”), a multi- billion investment company which had significant interests in the telecommunications, media, power, energy, marine logistics and real estate sectors. Prior to working at UTSB, Mr. Abson was a Partner at PricewaterhouseCoopers. Mr. Abson holds a Bachelor of Science degree from Manchester University, UK, and is a member of the Institute of Chartered Accountants in England and Wales. He also completed the Advanced Management Program at the Harvard Business School in October 2011.

Glenn R. August is our Director and is also a Director of Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI, Churchill Capital Corp VII and MultiPlan, Inc. Mr. August is the Founder, Senior Partner and Chief Executive Officer of Oak Hill Advisors. In addition, he serves as global head of the firm’s distressed investment business. Mr. August has played leadership roles in numerous restructurings and served on numerous public and private company boards since 1987. Since 1996, he co-founded each of Oak Hill Advisors’ funds, where he serves as Managing Partner. He co-founded the predecessor firm to Oak Hill Advisors in 1987 and took over responsibility for its credit and distressed investment activities in 1990. Mr. August earned a Bachelor of Science degree from Cornell University and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

Dena J. Brumpton is our Director and also serves on the Board of Directors of Churchill Capital Corp V. Ms. Brumpton is currently a Non-Executive Director of Leathwaite Human Capital Limited, Non-Executive Director of Scottish Widows Schroder Wealth Holdings Limited where she chairs the Audit and Risk Committees in addition to being a member of the Remuneration Committee and Non- Executive Director of Maitland International Holdings Limited. Previously, she was the CEO for Barclays Savings, Investments and Wealth Management. Prior to Barclays, over the course of thirty years, Ms. Brumpton held various roles at Citigroup where she held several senior leadership positions in Asset Management, Corporate and Investment Banking and most recently Private Banking and Wealth Management, where she was Global Chief Operating Officer for the Private Bank.

Mark Klein is our Director and serves on the Boards of Directors of Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII and previously was a Director of Churchill Capital Corp III. He is the President and Chief Executive Officer of Sutter Rock Capital, and has been a director of Sutter Rock Capital since 2011. Since 2010, Mr. Klein has served as a Managing Member and Majority Partner of M. Klein and Company, LLC. Mr. Klein also serves on the Board of Directors for Atlantic Alliance Partnership Corp. and has served as an investment adviser at B. Riley Wealth Management since April 2012. Mr. Klein was a Director of National Holding Corporations from 2011 to 2014, where he also served as Chief Executive Officer and Co-Chairman from March 2013 to December 2014. He served as a director of New University Holdings Corp., from its inception in 2010 through August 2011, when New University Holdings Corp. merged with ePals, Inc. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer and President and a Director of 57th Street General Acquisition Corp. until it completed a merger with Crumbs Bake Shop. Subsequently, Mr. Klein served as a member of the Board of Directors of Crumbs from May 2011 to March 2014. Mr. Klein has a Bachelor’s degree, with high distinction, in Business Administration from Emory University and an MBA from the J. L. Kellogg School of Management, Northwestern University.

Malcolm S. McDermid is our Director and is a Director of Churchill Capital Corp III, Churchill Capital Corp VI, Churchill Capital Corp VII and previously was a Director of Churchill Capital Corp. Mr. McDermid is also a Managing Director with Emerson Collective where he has led Emerson Collective’s venture capital investing efforts since August 2017. He was previously a Partner with Andreessen Horowitz, a venture capital firm based in Menlo Park, California from March 2013 to July 2017. Prior to Andreessen Horowitz, Mr. McDermid was a Director with Stifel Nicolaus, formerly Thomas Weisel Partners, a technology focused investment bank in San Francisco. He began his career at Citigroup as a financial analyst. Mr. McDermid received a Bachelor of Arts degree in Computer Science and Quantitative Economics from Tufts University and a Master of Arts in Law and Diplomacy from the Fletcher School at Tufts University.

Karen G. Mills is our Director and serves on the Boards of Directors of Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII. She was previously a Director of Clarivate Plc from May 2019 until January 2021 and Churchill Capital Corp III. Ms. Mills is also a Senior Fellow at the Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills is the President of MMP Group since October 1993, which invests in financial services, consumer products and technology- enabled solutions businesses. Ms. Mills is Vice Chair of the immigration services company Envoy Global since September 2014. She also serves as Chair of the Advisory Committee for the Private Capital Research Institute since March 2017. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including the two director nominees of our sponsor. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Malcolm S. McDermid and Glenn R. August, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mark Klein and Karen G. Mills, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dena J. Brumpton, Michael Klein and Jeremy Paul Abson, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board has determined that each of Jeremy Paul Abson, Glenn R. August, Dena J. Brumpton, Malcolm S. McDermid and Karen G. Mills is an independent director under applicable SEC and NYSE rules.

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

Audit Committee

The members of our audit committee are Glenn R. August, Dena J. Brumpton and Karen G. Mills and Karen G. Mills serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from April 11, 2019 (inception) through December 31, 2020, there were no delinquent filers.

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

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities of M. Klein and Company).

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

•	We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. See “Item 1A. Risk Factors — We may engage an affiliate of our sponsor who may be entitled to earn an advisory fee upon the completion of an initial business combination. Its financial interest in the completion of the business combination may influence the advice it provides the Company.”

•	The conflicts described above may not be resolved in our favor.

•	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	Credit Suisse Group AG	Financial services	Director
	Credit Suisse AG	Financial services	Director
	Clarivate Analytics	Information services & analytics	Director
	MultiPlan, Inc.	Healthcare cost management solutions	Director
	Churchill Capital Corp IV Churchill Capital Corp V Churchill Capital Corp VI Churchill Capital Corp VII	Blank check company Blank check company Blank check company Blank check company

Chief Executive Officer, President and Chairman of the Board of Directors

Chief Executive Officer, President and Chairman of the Board of Directors

Chief Executive Officer, President and Chairman of the Board of Directors

Chief Executive Officer, President and Chairman of the Board of Directors

Peter Seibold	M. Klein and Company	Strategic advice	Managing Director
Jeremy Paul Abson	TBG AG	Investment	President and Chief Financial Officer
Glenn R. August	Oak Hill Advisors	Investment	Founder, Senior Partner and Chief Executive Officer
	MultiPlan, Inc.	Healthcare cost management solutions	Director
Dena J. Brumpton

Churchill Capital Corp IV

Churchill Capital Corp V

Churchill Capital Corp VI

Churchill Capital Corp VII

Leathwaite Human Capital Limited

Scottish Widows Schroder Wealth Holdings Limited

Maitland International Holdings Limited

Churchill Capital Corp V

		Blank check company Blank check company Blank check company Blank check company Human capital Financial services Advisory Blank check company	Director Director Director Director Director Director Director Director
Mark Klein	M. Klein and Company	Strategic advice	Managing Member and Majority Partner
	Sutter Rock Capital	Investment	Chief Executive officer and Director
	Atlantic Alliance Partnership Corp.	Blank check company	Director
	Churchill Capital Corp IV Churchill Capital Corp V Churchill Capital Corp VI Churchill Capital Corp VII	Blank check company Blank check company Blank check company Blank check company	Director Director Director Director
Malcolm S. McDermid	Emerson Collective	Investment	Managing Director
	Churchill Capital Corp IV	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Karen G. Mills	MMP Group	Private equity	President
	Envoy Global	Immigration Services	Director
	Churchill Capital Corp IV Churchill Capital Corp V Churchill Capital Corp VI Churchill Capital Corp VII	Blank check company Blank check company Blank check company Blank check company	Director Director Director Director

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock
Churchill Sponsor II LLC(2)(3)	17,250,000	20%
Michael Klein(3)	17,250,000	20%
Peter Seibold	—	—
Jeremy Paul Abson	—	—
Glenn R. August	—	—
Dena J. Brumpton	—	—
Mark Klein	—	—
Malcolm S. McDermid	—	—
Karen G. Mills	—	—
Millennium Management LLC(4)	4,305,445	6.2%
Citadel Advisors LLC(5)	4,907,643	7.1%
Magnetar Financial LLC(6)	5,000,000	7.2%
All officers and directors as a group (8 individuals)	17,250,000	20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Churchill Capital Corp II, 640 Fifth Avenue, 12th Floor, New York, NY 10019.

(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.

(3)	Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor II LLC. The shares beneficially owned by Churchill Sponsor II LLC may also be deemed to be beneficially owned by Mr. Klein.

(4)	According to Schedule 13G/A, filed on January 19, 2021 by Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (collectively, the "Millennium Parties"), the business address of such parties is 666 Fifth Avenue, New York, New York 10103. The Millennium Parties hold 4,305,445 shares of Class A common stock. Such securities are held through (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company ("Integrated Core Strategies"), which beneficially owned 4,205,445 shares of the Class A Common Stock; and (ii) ICS Opportunities, Ltd., a Cayman Islands exempted company ("ICS Opportunities), which beneficially owned 100,000 shares of the Class A Common Stock. Millennium Management LLC, a Delaware limited liability company ("Millennium Management"), is the general partner of the managing member of Integrated Core Strategies and ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company ("Millennium Group Management"), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen ("Mr. Englander"), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities.

(5)	According to Schedule 13G, filed on February 11, 2021 by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Calc IV LP, Citadel Securities GP LLC and Kenneth Griffin (collectively, the "Citadel Parties"), the business address of such parties is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. The Citadel Parties hold 4,907,643 shares of Class A common stock. Such securities are held through (i) Citadel Advisors LLC, a Delaware limited liability company ("Citadel Advisors"), Citadel Advisors Holdings LP, a Delaware limited partnership ("CAH"), and Citadel GP LLC, a Delaware limited liability company ("CGP"), which beneficially owned 4,723,973 shares of the Class A Common Stock; (ii) Citadel Securities LLC, a Delaware limited liability company ("CSGP"), Calc IV LP("CALC4"), a Delaware limited partnership and Citadel Securities GP LLC, a Delaware limited liability company ("CSGP"), which beneficially owned 183,670 shares of the Class A Common Stock and (iii) Kenneth Griffin, a United States citizen, who beneficially owned 4,907,643 of the Class A common stock. Citadel Advisors is the portfolio manager for CEFL. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP.

(6)	Based solely upon the Schedule 13G and the amended Schedule 13G filed by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz with the SEC on February 12, 2021. Beneficial ownership of these shares is shared with Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz.

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

Michael Klein, Jeremy Paul Abson, Glenn R. August, Dena J. Brumpton, Mark Klein, Malcolm S. McDermid and Karen G. Mills, each of whom is a director of the company, each has an indirect economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On November 2, 2020, we issued a note (the “Note”) in the principal amount of $1,500,000 to our Sponsor. The Note bears no interest and is repayable in full upon the closing of the initial business combination. Our Sponsor has the option to convert any unpaid balance of the Note into the working capital warrants, which entitle the holder to purchase one share of our Class A common stock equal to the principal amount of the Note so converted divided by $1.00. The terms of any such working capital warrants are identical to the terms of the private placement warrants held by our Sponsor. The proceeds of the Note will be used to fund expenses related to our normal operating expenses and other transactional related expenses.

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

We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. We have engaged the Klein Group, an affiliate of M. Klein and Company, LLC, the Sponsor and Michael Klein, to act as our financial advisor in connection with the Skillsoft Merger, the Global Knowledge Merger and the related private placement equity subscription agreements. Pursuant to this engagement, no fees will be payable upon the closing of the Skillsoft Merger and we will pay the Klein Group an advisory fee of $4.0 million, which shall be earned upon the closing of the Global Knowledge Merger, and 2% of the principal amount raised in connection with the private placement subscription agreements (excluding any principal amount raised from an affiliate of Churchill). We will also provide a customary indemnity to the Klein Group in connection with this engagement.

For additional information regarding transactions entered into in connection with the Skillsoft Merger and Global Knowledge Merger, see Part I, Item 1 - Business-Recent Developments.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Jeremy Paul Abson, Glenn R. August, Dena J. Brumpton, Malcolm S. McDermid and Karen G. Mills is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019 totaled $107,460 and $72,510, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
10.1	Indemnity Agreement, dated June 26, 2020, between the Registrant and Dena J. Brumpton.

10.2	Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

Exhibit
Number	Description
10.3	Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II, Magnet Merger Sub, Inc., and Albert DE Holdings Inc. (incorporated by reference to the Exhibit 2.2 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.4	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder (incorporated by reference to the Exhibit 10.1 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders (incorporated by reference to the Exhibit 10.2 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.6	Sponsor Support Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Insiders (incorporated by reference to the Exhibit 10.3 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.7	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V. (incorporated by reference to the Exhibit 10.4 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.8	Strategic Support Agreement, dated as of October 12, 2020, by and between MIH Ventures B.V. and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.5 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.9	Subscription Agreement, dated as of October 12, 2020, by and between Albert UK Holdings 1 Limited and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.6 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.10	Subscription Agreement, dated as of October 13, 2020, by and between Lodbrok Capital LLP and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.7 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.11	Subscription Agreement, dated as of October 14, 2020, by and between SuRo Capital Corp. and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.8 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.12	Executive Employment Agreement, dated as of October 13, 2020, by and between Jeffrey R. Tarr and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.9 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.13	Promissory Note, dated as of November 2, 2020 (incorporated by reference to the Exhibit 10.1 filed with the Company’s Form 8-K filed by the Registrant on November 6, 2020).

10.14	Merger Agreement Amendment, dated as of January 22, 2021, by and between Churchill and Software Luxembourg Holding S.A. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

10.15	Sponsor Agreement Amendment, dated as of January 22, 2021, by and among Churchill, Software Luxembourg Holding S.A., Sponsor and Churchill’s directors and officers (incorporated by reference to the Exhibit10.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

10.16	Global Knowledge Acknowledgement Letter, dated as of January 22, 2021 (incorporated by reference to the Exhibit 99.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 12th day of March, 2021.

Churchill Capital Corp II

By:	/s/ Peter Seibold
Name: Peter Seibold
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael Klein	Chief Executive Officer, Chairman of	March 12, 2021
Michael Klein	the Board of Directors and Director
(Principal Executive Officer)
/s/ Peter Seibold	Chief Financial Officer	March 12, 2021
Peter Seibold	(Principal Financial and Accounting
Officer)
/s/ Jeremy Paul Abson	Director	March 12, 2021
Jeremy Paul Abson
/s/ Glenn R. August	Director	March 12, 2021
Glenn R. August
Director
Dena J. Brumpton
/s/ Mark Klein	Director	March 12, 2021
Mark Klein
Director
Malcolm S. McDermid
/s/ Karen G. Mills	Director	March 12, 2021
Karen G. Mills

CHURCHILL CAPITAL CORP II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Churchill Capital Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Churchill Capital Corp II (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 12, 2021

CHURCHILL CAPITAL CORP II

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$3,873,865	$2,238,275
Prepaid Income Taxes	—	27,140
Prepaid expenses	94,299	275,525
Total Current Assets	3,968,164	2,540,940

Cash and marketable securities held in Trust Account	696,957,196	695,295,418
TOTAL ASSETS	$700,925,360	$697,836,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$635,483	$257,466
Income tax payable	95,302	—
Convertible promissory note – related party	1,500,000	—
Total Current Liabilities	2,230,785	257,466

Deferred income tax payable	976	9,657
Deferred underwriting fee payable	21,371,000	21,371,000
Total Liabilities	23,602,761	21,638,123

Commitments and Contingencies

Class A Common stock subject to possible redemption, 66,580,981 and 66,619,951 shares at redemption value as of December 31, 2020 and 2019, respectively	672,322,591	671,198,229

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,419,019 and 2,380,049 shares issued and outstanding (excluding 66,580,981 and 66,619,951 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	242	238
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of December 31, 2020 and 2019	1,725	1,725
Additional paid-in capital	398,119	305,001
Retained earnings	4,599,922	4,693,042
Total Stockholders’ Equity	5,000,008	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,925,360	$697,836,358

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from April 11, 2019 (Inception) Through December 31,
	2020	2019
Formation and operating costs	$2,906,903	$744,859
Reimbursement of transaction expenses	(2,000,000)	—
Loss from operations	(906,903)	(744,859)

Other income:
Interest earned on marketable securities held in Trust Account	2,516,752	6,639,430
Unrealized gain on marketable securities held in Trust Account	1,276	45,988
Other Income	2,518,028	6,685,418
Income before income taxes	1,611,125	5,940,559
Provision for income taxes	(486,761)	(1,247,517)
Net Income	$1,124,364	$4,693,042

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,592,589	66,661,839

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.02	$0.07

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,657,411	18,180,430

Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$(0.01)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – April 11, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Sale of 69,000,000 Units, net of underwriting discount and offering expenses	69,000,000	6,900	—	—	655,673,293	—	655,680,193

Sale of 15,800,000 Private Placement Warrants	—	—	—	—	15,800,000	—	15,800,000

Class A common stock subject to possible redemption	(66,619,951)	(6,662)	—	—	(671,191,567)	—	(671,198,229)

Net income	—	—	—	—	—	4,693,042	4,693,042

Balance – December 31, 2019	2,380,049	238	17,250,000	1,725	305,001	4,693,042	5,000,006

Change in value of Class A common stock subject to possible redemption	38,970	4	—	—	(93,118)	(1,217,484)	(1,124,362)

Net income	—	—	—	—	—	1,124,364	1,124,364

Balance – December 31, 2020	2,419,019	$242	17,250,000	$1,725	$398,119	$4,599,922	$5,000,008

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,124,364	$4,693,042
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,516,752)	(6,639,430)
Unrealized gain on marketable securities held in Trust Account	(1,276)	(45,988)
Deferred income tax (benefit) provision	(8,681)	9,657
Changes in operating assets and liabilities:
Prepaid expenses	181,226	(275,525)
Prepaid income taxes	27,140	(27,140)
Accounts payable and accrued expenses	378,017	257,466
Income tax payable	95,302	—
Net cash used in operating activities	(720,660)	(2,027,918)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account for working capital	250,000	125,000
Cash withdrawn from Trust Account to pay franchise and income taxes	606,250	1,265,000
Net cash provided by (used in) investing activities	856,250	(688,610,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	677,788,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Proceeds from promissory notes – related party	1,500,000	200,000
Repayment of promissory notes – related party	—	(200,000)
Payment of offering costs	—	(736,807)
Net cash provided by financing activities	1,500,000	692,876,193

Net Change in Cash	1,635,590	2,238,275
Cash – Beginning	2,238,275	—
Cash – Ending	$3,873,865	$2,238,275

Supplemental cash flow information:
Cash paid for income taxes	$373,000	$1,265,000

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$666,500,190
Change in value of Class A common stock subject to possible redemption	$1,124,362	$4,698,039
Deferred underwriting fee payable	$—	$21,371,000

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target for a Business Combination and activities in connection with the potential acquisition of Software Luxembourg Holding S.A., a public limited liability company (société anonyme) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Skillsoft”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through December 31, 2020, the Company withdrew an aggregate of $2,246,250 of interest earned on the Trust Account to pay its income taxes and for permitted withdrawals, of which $856,250 was withdrawn during the year ended December 31, 2020.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 38,800,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from April 11, 2019 (Inception) Through December 31,
	2020	2019
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$2,428,414	$6,410,370
Unrealized gain on investments held in Trust Account	1,231	44,401
Less: Company’s portion available to be withdrawn to pay taxes	(663,124)	(1,344,722)
Less: Company’s portion available to be withdrawn for working capital purposes	241,225)	(241,375)
Net income allocable to Class A common stock subject to possible redemption	$1,525,296	$4,868,674

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,592,589	66,631,839

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.02	$0.07

Non-Redeemable Common Stock
Numerator: Net loss minus net earnings
Net income	$1,124,364	$4,693,042
Less: Income attributable to Class A common stock subject to possible redemption	(1,525,296)	(4,868,674)
Non-redeemable net loss	$(400,932)	$(175,632)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	19,657,411	18,180,430

Basic and diluted net loss per common share, Non-redeemable common stock	$(0.02)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Founder Shares included an aggregate of up to 2,250,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 2,250,000 Founder Shares are no longer subject to forfeiture.

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Promissory Note — Related Party

On April 29, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The Promissory Note was drawn in the amount of $200,000 and was repaid in full upon the consummation of the Initial Public Offering on July 1, 2019.

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

On November 2, 2020, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 26, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. For the year ended December 31, 2020 and for the period from April 11, 2019 through December 31, 2019, the Company incurred and paid $240,000 and $123,333 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The consummation of the proposed Skillsoft Transactions is subject to the receipt of the requisite approval of (i) the stockholders of Churchill (the “Churchill Stockholder Approval”) and (ii) the shareholders of Skillsoft (the “Skillsoft Shareholder Approval”) and the fulfillment of certain other conditions. In October 2020, the Company was advanced $2,000,000 for expenses incurred with with Skillsoft Merger. If the planned business combination is not completed, the Company would be required to refund any unused amount. For the year ended December 31, 2020 the Company had utilized the advance in connection with the Skillsoft Merger.  As of the date of these financial statements, the advance is no longer refundable.

Global Knowledge Merger Agreement

Concurrently with its entry into the Skillsoft Merger Agreement, the Company also entered into an Agreement and Plan of Merger (the “Global Knowledge Merger Agreement”) by and among the Company, Magnet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Albert DE Holdings Inc., a Delaware corporation owned by investment funds affiliated with Rhône Capital L.L.C.

Pursuant to the Global Knowledge Merger Agreement, Merger Sub will merge with and into Global Knowledge, with Global Knowledge surviving the transaction as a wholly-owned subsidiary of the Company (the “Global Knowledge Merger”). At the effective time (the “Global Knowledge Effective Time”) of the Global Knowledge Merger, as consideration for the Global Knowledge Merger, 100% of the issued and outstanding equity interests of Global Knowledge will be converted, in the aggregate, into the right to receive warrants, each of which shall entitle the holders thereof to purchase one share of the Company’s Class A Stock at an exercise price of $11.50 per share. The aggregate number of warrants to be received by the equity holders of Global Knowledge as consideration in the Global Knowledge Merger will be 5,000,000. The warrants to be issued to the equity holders of Global Knowledge will be non-redeemable and otherwise substantially similar to the private placement warrants issued to the Churchill Sponsor in connection with Churchill’s initial public offering.

The consummation of the proposed Global Knowledge Merger (the “Global Knowledge Closing”) is subject to the consummation of the Skillsoft Merger, among other conditions contained in the Global Knowledge Merger Agreement.

Restructuring Support Agreement

On October 12, 2020, Global Knowledge entered into a Restructuring Support Agreement (the “Global Knowledge RSA”) with (i) 100% of its lenders under that certain Amended and Restated First Lien Credit and Guaranty Agreement, dated as of January 30, 2015, as amended from time to time, by and among, inter alios, GK Holdings, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Credit Suisse, acting in its capacity as administrative agent and collateral agent (the “First Lien Credit Agreement,” and the lenders thereto, the “First Lien Lenders”); and (ii) 100% of its lenders under that certain Amended and Restated Second Lien Credit and Guaranty Agreement, dated as of January 30, 2015, as amended from time to time, by and among, inter alios, GK Holdings, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Trust, acting in its capacity as administrative agent and collateral agent (the “Second Lien Credit Agreement,” and there lenders thereto, the “Second Lien Lenders,” together with the First Lien Lenders, the “Secured Lenders”). The Global Knowledge RSA contemplates an out-of-court restructuring (the “Restructuring”) that provides meaningful recoveries, funded by Churchill, to all Secured Lenders. Churchill is a third-party beneficiary of the Global Knowledge RSA with respect to enforcement of certain specific provisions and its explicit rights under the Global Knowledge RSA and not a direct party.

Subscription Agreements

Prosus Subscription Agreement

On November 10, 2020, MIH Ventures B.V. (“Prosus”) exercised its option to subscribe for an additional 40,000,000 newly-issued shares of Churchill Class A Common Stock, subject to certain adjustments, at a purchase price of $10.00 per share (the “Prosus Second Step Investment”), with the Company and the Sponsor (the “Prosus Subscription Agreement”). Together with its initial subscription for 10,000,000 newly-issued shares of Churchill Class A Common Stock, at a purchase price of $10.00 per share (the “Prosus First Step Investment”), Prosus’s total investment in Churchill is expected to be 50,000,000 shares of Churchill Class A Common Stock for an aggregate purchase price of $500.0 million (the “Prosus PIPE Investment”).

SuRo Subscription Agreement

On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Merger (the “SuRo Subscription Agreement”). The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger.

Lodbrok Subscription Agreement

On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger (the “Lodbrok Subscription Agreement”). The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger.

Service Provider Agreement

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. The Company and Tyton Partners entered into an agreement, whereby Tyton Partners served as an advisor to the Company and will be entitled to receive a success fee of $150,000 at the close of the Business Combination. For the year ended December 31, 2020, the Company incurred $222,742 of consulting fees. As of December 31, 2020, $9,975 remained unpaid and are reflected in accounts payable and accrued expense in the accompanying balance sheets.

Legal Proceedings

In connection with the initial business combination, certain shareholders have filed lawsuits and other shareholders have threatened to file lawsuits alleging breaches of fiduciary duty and violations of the disclosure requirements of the Securities Exchange Act of 1934. The Company intends to defend the matters vigorously. These cases are in the early stages and the Company is unable to reasonably determine the outcome or estimate any potential losses, and, as such, has not recorded a loss contingency.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,419,019 and 2,380,049 shares of Class A common stock issued or outstanding, excluding 66,580,981 and 66,619,951 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The following is a summary of the Company’s net deferred tax asset (liability)::

	December 31,	December 31,
	2020	2019
Deferred tax asset (liability)
Startup and organizational expenses	$148,348	$—
Unrealized gain on marketable securities	(976)	(9,657)
Total deferred tax asset (liability)	147,372	(9,657)
Valuation Allowance	(148,348)	—
Deferred tax asset (liability), net of allowance	$(976)	$(9,657)

The income tax provision consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current expense	$495,442	$1,237,860
Deferred (benefit) expense	(157,029)	9,657

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	148,348	—

Income tax provision	$486,761	$1,247,517

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020 and 2019, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 1, 2020 through December 31, 2020, the change in the valuation allowance was $148,348.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	9.2%	0.0%
Income tax provision	30.2%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$696,957,196	$695,295,418

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 22, 2021, the Company entered into an amendment (the “Merger Agreement Amendment”), to which amends and restates in its entirety the definition of “Applicable Majority” in the Skillsoft Merger Agreement. The definition of “Applicable Majority” is used in the Skillsoft Merger Agreement.