Form 10-K/A
period 2020-12-31
Churchill Capital Corp II
filed 2021-05-11
CIK 1774675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

i

EXPLANATORY NOTE

Churchill Capital Corp II (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 15, 2021 (the “Original Filing”), to restate our financial statements for the year ended December 31, 2020. We are also restating the financial statement as of July 1, 2019; as of and for the period ended September 30, 2019; as of December 31, 2019 and for the period ended April 11, 2019 (inception) to December 31, 2019; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Warrant Accounting Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified (i) the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”), (ii) the convertible promissory note – related party and (iii) the Prosus Agreement (defined herein) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants, the convertible promissory note and the Prosus Agreement (collectively, the “Derivative Instruments”) are precluded from equity classification. As a result, the Derivative Instruments should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 10, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management and a discussion with Marcum LLP, the Company's independent registered public accounting firm (the "Independent Accounting Firm"), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the Derivative Instruments as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its Original Financial Statements for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 6. Selected Financial Data.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after March 15, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Subscription Agreements

Prosus Agreements

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, MIH Ventures B.V. (“Prosus”) entered into a subscription agreement (the “Prosus Agreement”) with Churchill and the Sponsor, pursuant to which Prosus subscribed for 10,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing (the “First Step Prosus Investment”), and Churchill granted Prosus a 30-day option (the “Option”) to subscribe for up to the lesser of (i) an additional 40,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share or (ii) such additional number of shares that would result in Prosus beneficially owning shares of Class A common stock representing 35% of the issued and outstanding shares of Churchill Class A common stock on a fully-diluted and as-converted basis (excluding any warrants issued to Prosus pursuant to the Prosus Agreement) immediately following the consummation of the Skillsoft Merger (the “Prosus Maximum Ownership Amount”) (the “Second Step Prosus Investment” and together with the First Step Prosus Investment, the “Prosus PIPE Investment”). On November 10, 2020, Prosus exercised the Option to subscribe for an additional 40,000,000 shares of Churchill Class A common stock in the Second Step Prosus Investment (or such number of shares as may be reduced pursuant to the Prosus Agreement). Churchill and Prosus also agreed that following the consummation of the Skillsoft Merger, to the extent that following the Prosus Second Step Investment, Prosus beneficially owns less than the Prosus Maximum Ownership Amount, Prosus will have the concurrent right to purchase a number of additional shares of Churchill Class A common stock, at $10.00 per share, that would result in Prosus maintaining beneficial ownership of at least, but no more than, the Prosus Maximum Ownership Amount (the “Prosus Top-Up Right”).

As part of the Prosus Agreement, Prosus and the Company agreed to a strategic support agreement, pursuant to which Prosus will provide certain business development and investor relations support services in the event it exercises the Option and beneficially owns at least 20% of the outstanding Churchill Class A common stock following closing of the Prosus PIPE Investment on a fully-diluted and as-converted basis. If Prosus exercises the Option and consummates the Prosus PIPE Investment, it will also nominate an individual to serve as the chairman of Churchill’s Board. Pursuant to the Prosus Agreement, in connection with Prosus’s exercise of the Option and following the consummation of the Second Step Prosus Investment, Churchill will issue to Prosus warrants to purchase a number of shares of Churchill Class A common stock equal to one-third of the number of shares of Churchill Class A common stock purchased in the Prosus PIPE Investment (the “Prosus Warrants”). The Prosus Warrants will have terms substantively identical to those included in the units offered in Churchill’s IPO.

The issuance of the shares of Churchill Class A common stock pursuant to the Prosus Agreement are subject to approval by Churchill’s stockholders. The obligations to consummate the Prosus PIPE Investment are conditioned upon, among other things, customary closing conditions, expiration or termination of the waiting period under the HSR Act, satisfaction of the closing conditions under the Skillsoft Merger Agreement, the consummation of the Skillsoft Merger and, with respect to the Second Step Prosus Investment, (i) a written notification issued by the Committee on Foreign Investment in the United States (“CFIUS”) that it has determined that the Prosus PIPE Investment is not a “covered transaction” and not subject to review by CFIUS under applicable law, (ii) a written notification issued by CFIUS that it has concluded all action under Section 721 of the Defense Production Act of 1950 (codified at 50 U.S.C. § 4565) and all rules and regulations promulgated thereunder, including those codified at 31 C.F.R. Parts 800 and 801 (the “DPA”) and determined that there are no unresolved national security concerns with respect to the Prosus PIPE Investment or (iii) if CFIUS has sent a report to the President of the United States (the “President”) requesting the President’s decision and either (a) the President shall have notified the parties hereto of his determination not to use his powers pursuant to the DPA to suspend or prohibit the consummation of the Subscription or (B) the fifteen (15) days allotted for presidential action under the DPA shall have passed without any determination by the President. Prosus received notice of early termination of the waiting period under the HSR Act in respect of the Prosus PIPE Investment on December 15, 2020. Due to the CFIUS condition, among other closing conditions, there can be no assurance that the Second Step Prosus Investment will be consummated at the closing of the Merger or thereafter. The consummation of the Prosus PIPE Investment is not a condition to the closing of the Merger.

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

Our Derivative Instruments are accounted for as liabilities and the changes in value of our Derivative Instruments could have a material effect on our financial results.

On April 12, 2021, the SEC Warrant Accounting Statement discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies was released. In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, Churchill’s management evaluated the terms of the warrant agreement entered into in connection with Churchill’s IPO and concluded that the public warrants and the private placement (together, the “warrants”) include provisions that, based on the SEC Warrant Accounting Statement, preclude the warrants from being classified as components of equity. As a result, we have classified the Derivative Instruments as liabilities. Under this accounting treatment, we are required to measure the fair value of the Derivative Instruments at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Derivative Instruments and that such gains or losses could be material.

In connection with the restatement of our financial statement reflected in this Amendment, our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting solely related to our accounting for warrants. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Warrant Accounting Statement, and after consultation with our independent registered public accounting firm and our management team, we concluded that, in light of the SEC Warrant Accounting Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020 and the period from April 11, 2019 (inception) through December 31, 2019. We are also restating the financial statements as of July 1, 2019, as of and for the period ended September 30, 2019, as of December 31, 2019, and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. See “—Our Derivative Instruments are accounted for as liabilities and the changes in value of our Derivative Instruments could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timing filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The following table summarizes the relevant data for our business as of December 31, 2020 and 2019 and should be read with our financial statements, which are included in this Amendment on Form 10-K:

	Year Ended December 31, 2020	For the period from April 11, 2019 (inception) through December 31, 2019
Income Statement Data:
Loss from operations	$(906,903)	$(744,859)
Net income (loss)	(72,459,185)	(14,682,592)

	December 31, 2020	December 31, 2019
Balance Sheet Data:
Cash	$3,873,865	$2,238,275
Marketable securities held in trust account	696,957,196	695,295,418
Total assets	700,925,360	697,836,358
Total liabilities	153,546,310	77,998,123
Common stock subject to possible redemption	542,379,040	614,838,229
Total stockholders’ equity	5,000,010	5,000,006

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Churchill Capital Corp II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

Forward Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Derivative Instruments as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

In October 2020, the Company was advanced $2,000,000 for expenses incurred with the Skillsoft Merger. If the planned business combination is not completed, the Company would be required to refund any unused amount. For the year ended December 31, 2020 the Company had utilized the advance in connection with the Skillsoft Merger.  As of the date of these financial statements, the advance is no longer refundable.

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

Subscription Agreements

Prosus Agreement

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, MIH Ventures B.V. (“Prosus”) entered into a subscription agreement (the “Prosus Agreement”) with Churchill and the Sponsor, pursuant to which Prosus subscribed for 10,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing (the “First Step Prosus Investment”), and Churchill granted Prosus a 30-day option (the “Option”) to subscribe for up to the lesser of (i) an additional 40,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share or (ii) such additional number of shares that would result in Prosus beneficially owning shares of Class A common stock representing 35% of the issued and outstanding shares of Churchill Class A common stock on a fully-diluted and as-converted basis (excluding any warrants issued to Prosus pursuant to the Prosus Agreement) immediately following the consummation of the Skillsoft Merger (the “Prosus Maximum Ownership Amount”) (the “Second Step Prosus Investment” and together with the First Step Prosus Investment, the “Prosus PIPE Investment”). On November 10, 2020, Prosus exercised the Option to subscribe for an additional 40,000,000 shares of Churchill Class A common stock in the Second Step Prosus Investment (or such number of shares as may be reduced pursuant to the Prosus Agreement). Churchill and Prosus also agreed that following the consummation of the Skillsoft Merger, to the extent that following the Prosus Second Step Investment, Prosus beneficially owns less than the Prosus Maximum Ownership Amount, Prosus will have the concurrent right to purchase a number of additional shares of Churchill Class A common stock, at $10.00 per share, that would result in Prosus maintaining beneficial ownership of at least, but no more than, the Prosus Maximum Ownership Amount (the “Prosus Top-Up Right”).

As part of the Prosus Agreement, Prosus and the Company agreed to a strategic support agreement, pursuant to which Prosus will provide certain business development and investor relations support services in the event it exercises the Option and beneficially owns at least 20% of the outstanding Churchill Class A common stock following closing of the Prosus PIPE Investment on a fully-diluted and as-converted basis. If Prosus exercises the Option and consummates the Prosus PIPE Investment, it will also nominate an individual to serve as the chairman of Churchill’s Board. Pursuant to the Prosus Agreement, in connection with Prosus’s exercise of the Option and following the consummation of the Second Step Prosus Investment, Churchill will issue to Prosus warrants to purchase a number of shares of Churchill Class A common stock equal to one-third of the number of shares of Churchill Class A common stock purchased in the Prosus PIPE Investment (the “Prosus Warrants”). The Prosus Warrants will have terms substantively identical to those included in the units offered in Churchill’s IPO.

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

For the year ended December 31, 2020, we had a net loss of $72,459,185, which consists of formation and operating costs of $2,906,903, a loss on conversion option liability of $1,604,359, a loss on the Prosus Agreement of $50,481,190, a loss on warrant liability of $21,498,000, and a provision for income taxes of $486,761, offset by reimbursement of transaction expenses of $2,000,000, interest income on marketable securities held in the Trust Account of $2,516,752 and an unrealized gain on marketable securities held in our Trust Account of $1,276.

For the period from April 11, 2019 (inception) through December 31, 2019, we had a net loss of $14,682,592, which consists of formation and operating costs of $744,859, transaction costs of $1,125,634, a loss on warrant liability of $18,250,000 and a provision for income taxes of $1,247,517, offset by interest income on marketable securities held in the Trust Account of $6,639,430 and an unrealized gain on marketable securities held in our Trust Account of $45,988.

For the three months ended September 30, 2020, we had net income of $28,245,051, which consists of operating costs of $240,937, interest income on marketable securities held in the Trust Account of $118,097, an unrealized gain on marketable securities held in our Trust Account of $5,184, a gain on warrant liability of $28,838,000 and an income tax benefit of $24,707.

For the nine months ended September 30, 2020, we had a net loss of $25,340,816, which consists of interest income on marketable securities held in the Trust Account of $2,417,317, offset by and a loss on warrant liability of $26,644,000, operating costs of $768,783, an unrealized gain on marketable securities held in our Trust Account of $1,164 and a provision for income taxes of $346,514.

For the three months ended September 30, 2019, we had a net loss of $16,496,280, which consists of interest income on marketable securities held in the Trust Account of $3,530,496, unrealized gain on marketable securities held in our Trust Account of $12,169, a loss on warrant liability of $17,878,000, transaction costs of $1,125,634, formation and operating costs of $369,066, and a provision for income taxes of $666,245.

For the period from April 11, 2019 (inception) through September 30, 2019, we had a net loss of $16,497,280, which consists of interest income on marketable securities held in the Trust Account of $3,530,496, an unrealized gain on marketable securities held in our Trust Account of $12,169, a loss on warrant liability of $17,878,000, transaction costs of $1,125,634, formation and operating costs of $370,066, and a provision for income taxes of $666,245.

For the three months ended June 30, 2020, we had a net loss of $44,762,353, which consists of operating costs of $225,983 and a loss on warrant liability of $44,636,000, offset by interest income on marketable securities held in the Trust Account of $49,145, an unrealized gain on marketable securities held in our Trust Account of $16,897 and an income tax benefit of $33,588.

For the six months ended June 30, 2020, we had a net loss of $53,585,867, which consists of interest income on marketable securities held in the Trust Account of $2,299,220, a loss on warrant liability of $54,982,000, operating costs of $527,846, an unrealized loss on marketable securities held in our Trust Account of $4,020 and a provision for income taxes of $371,221.

For the three months ended March 31, 2020, we had a net loss of $8,823,514, which consists of interest income on marketable securities held in the Trust Account of $2,250,075, a loss on warrant liability of $10,346,000, operating costs of $301,863, an unrealized loss on marketable securities held in our Trust Account of $20,917 and a provision for income taxes of $404,809.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $697,219,326 (including approximately $7,219,000 of interest income and unrealized losses). As of June 30, 2020, we had marketable securities held in the Trust Account of $697,226,368 (including approximately $7,226,000 of interest income and unrealized losses). As of September 30, 2020, we had marketable securities held in the Trust Account of $697,283,649 (including approximately $7,284,000 of interest income and unrealized losses). As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $696,957,196 (including approximately $6,957,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew $2,246,250 of interest earned on the Trust Account to pay our income taxes and for permitted withdrawals, of which $856,250 was withdrawn during the year ended December 31, 2020.

For the year ended December 31, 2020, cash used in operating activities was $720,660. Net loss of $72,459,185 was affected by interest earned on marketable securities held in the Trust Account of $2,516,752, an unrealized gain on marketable securities held in our Trust Account of $1,276, a deferred tax benefit of $8,681, a loss on conversion option liability of $1,604,359, a loss on the Prosus Agreement of $50,481,190, and a non-cash charge loss on warrant liabilities of $21,498,000. Changes in operating assets and liabilities provided $681,685 of cash for operating activities.

For the period from April 11, 2019 (inception) through December 31, 2019, cash used in operating activities was $2,027,918. Net loss of $14,682,592 was affected by interest earned on marketable securities held in the Trust Account of $6,639,430, an unrealized gain on marketable securities held in our Trust Account of $45,988, a deferred tax provision of $9,657, transaction costs related to the initial public offering of $1,125,634 and a non-cash charge loss on warrant liabilities of $18,250,000. Changes in operating assets and liabilities used $45,199 of cash for operating activities.

For the nine months September 30, 2020, cash used in operating activities was $923,534. Net loss of $25,340,816 was affected by interest earned on marketable securities held in the Trust Account of $2,417,317, a loss on warrant liability of $26,644,000, an unrealized gain on marketable securities held in our Trust Account of $1,164 and a deferred tax benefit of $9,413. Changes in operating assets and liabilities provided $201,176 of cash for operating activities.

For the period from April 11, 2019 (inception) through September 30, 2019, cash used in operating activities was $1,789,469. Net loss of $16,497,280 was affected by interest earned on marketable securities held in the Trust Account of $3,530,496, a loss on warrant liability of $17,878,000, transaction costs of $1,125,634, an unrealized gain on marketable securities held in our Trust Account of $12,169 and a deferred tax provision of $2,555. Changes in operating assets and liabilities used $755,713 of cash for operating activities.

For the six months June 30, 2020, cash used in operating activities was $715,744. Net loss of $53,585,867 was affected by interest earned on marketable securities held in the Trust Account of $2,299,220, a loss on warrant liability of $54,982,000, an unrealized loss on marketable securities held in our Trust Account of $4,020 and a deferred tax benefit of 10,502. Changes in operating assets and liabilities provided $193,825 of cash for operating activities.

For the three months March 31, 2020, cash used in operating activities was $529,004. Net loss of $8,823,514 was affected by interest earned on marketable securities held in the Trust Account of $2,250,075, a loss on warrant liability of $10,346,000, an unrealized loss on marketable securities held in our Trust Account of $20,917 and a deferred tax benefit of $14,050. Changes in operating assets and liabilities provided $191,718 of cash for operating activities.

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

As of March 31, 2020, we had cash of $2,014,521. As of June 30, 2020, we had cash of $1,886,781. As of September 30, 2020, we had cash of $1,744,991. As of December 31, 2020, we had cash of $3,873,865. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Derivative Instruments

We account for the Derivative Instruments in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Derivative Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Derivative Instruments as liabilities at their fair value and adjust the Derivative Instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the convertible promissory note and the Prosus Agreement were estimated using a Monte Carlo simulation approach.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Derivative Instruments as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, as required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). On March 15, 2021, we filed the Original Filing. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of that date, December 31, 2020. Subsequent to performing that evaluation, the SEC published the SEC Warrant Accounting Statement, which resulted in our reconsideration of the accounting treatment of our Derivative Instruments and the restatement of our financial statements described in the Amendment. As part of the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting related solely to our accounting for warrants. Notwithstanding this material weakness, management has concluded that our audited financial statements included in the Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

To respond to this material weakness, we have retained and may seek additional outside professional resources in connection with the evaluation of accounting standards that apply to our financial statements. The benefits of these measures can only be realized over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K filed by the Company on March 26, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.4	Warrant Agreement, dated June 26, 2019, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on July 2, 2019).

10.1*	Indemnity Agreement, dated June 26, 2020, between the Registrant and Dena J. Brumpton.

10.2	Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

Exhibit
Number	Description
10.3	Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II, Magnet Merger Sub, Inc., and Albert DE Holdings Inc. (incorporated by reference to the Exhibit 2.2 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.4	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder (incorporated by reference to the Exhibit 10.1 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders (incorporated by reference to the Exhibit 10.2 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.6	Sponsor Support Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Insiders (incorporated by reference to the Exhibit 10.3 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.7	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V. (incorporated by reference to the Exhibit 10.4 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.8	Strategic Support Agreement, dated as of October 12, 2020, by and between MIH Ventures B.V. and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.5 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.9	Subscription Agreement, dated as of October 12, 2020, by and between Albert UK Holdings 1 Limited and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.6 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.10	Subscription Agreement, dated as of October 13, 2020, by and between Lodbrok Capital LLP and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.7 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.11	Subscription Agreement, dated as of October 14, 2020, by and between SuRo Capital Corp. and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.8 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.12	Executive Employment Agreement, dated as of October 13, 2020, by and between Jeffrey R. Tarr and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.9 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.13	Promissory Note, dated as of November 2, 2020 (incorporated by reference to the Exhibit 10.1 filed with the Company’s Form 8-K filed by the Registrant on November 6, 2020).

10.14	Merger Agreement Amendment, dated as of January 22, 2021, by and between Churchill and Software Luxembourg Holding S.A. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

10.15	Sponsor Agreement Amendment, dated as of January 22, 2021, by and among Churchill, Software Luxembourg Holding S.A., Sponsor and Churchill’s directors and officers (incorporated by reference to the Exhibit10.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

10.16	Global Knowledge Acknowledgement Letter, dated as of January 22, 2021 (incorporated by reference to the Exhibit 99.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 10th day of May, 2021.

Churchill Capital Corp II

By:	/s/ Michael Klein
Name:	Michael Klein
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter Seibold
Name:	Peter Seibold
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Restatement of Previously Issued Financial Statements

As disclosed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019 and for year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019, have been restated to correct errors related to derivative instruments.

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

New York, NY

March 12, 2021, except for the effects of the restatement disclosed in Note 2 to the financial statements, as to which the date is May 10, 2021.

CHURCHILL CAPITAL CORP II

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$3,873,865	$2,238,275
Prepaid Income Taxes	—	27,140
Prepaid expenses	94,299	275,525
Total Current Assets	3,968,164	2,540,940

Cash and marketable securities held in Trust Account	696,957,196	695,295,418
TOTAL ASSETS	$700,925,360	$697,836,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$635,483	$257,466
Income tax payable	95,302	—
Convertible promissory note – related party	3,104,359	—
Total Current Liabilities	3,835,144	257,466

Deferred income tax payable	976	9,657
Deferred underwriting fee payable	21,371,000	21,371,000
Derivative liabilities	128,339,190	56,360,000
Total Liabilities	153,546,310	77,998,123

Commitments and Contingencies

Class A Common stock subject to possible redemption, 53,712,502 and 61,025,925 shares at redemption value as of December 31, 2020 and 2019, respectively	542,379,040	614,838,229

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,287,498 and 7,974,075 shares issued and outstanding (excluding 53,712,502 and 61,025,925 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	1,529	797
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of December 31, 2020 and 2019	1,725	1,725
Additional paid-in capital	92,138,533	19,680,076
Accumulated deficit	(87,141,777)	(14,682,592)
Total Stockholders’ Equity	5,000,010	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,925,360	$697,836,358

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from April 11, 2019 (Inception) Through December 31,
	2020	2019
Formation and operating costs	$2,906,903	$744,859
Reimbursement of transaction expenses	(2,000,000)	—
Loss from operations	(906,903)	(744,859)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,516,752	6,639,430
Transaction costs attributable to the Initial Public Offering	—	(1,125,634)
Loss on derivative liabilities	(73,583,549)	(18,450,000)
Unrealized gain on marketable securities held in Trust Account	1,276	45,988
Other expense, net	(71,065,521)	(12,690,216)
Loss before income taxes	(71,972,424)	(13,435,075)
Provision for income taxes	(486,761)	(1,247,517)
Net Loss	$(72,459,185)	$(14,682,592)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	58,723,869	61,961,631

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.03	$0.08

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	27,526,131	21,438,529

Basic and diluted net loss per share, Non-redeemable common stock	$(2.68)	$(0.91)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 11, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Sale of 69,000,000 Units, net of underwriting discount and offering expenses	69,000,000	6,900	—	—	634,488,927	—	634,495,827

Class A common stock subject to possible redemption	(61,025,925)	(6,103)	—	—	(614,832,126)	—	(614,838,229)

Net loss	—	—	—	—	—	(14,682,592)	(14,682,592)

Balance – December 31, 2019	7,974,075	797	17,250,000	1,725	19,680,076	(14,682,592)	5,000,006

Change in value of Class A common stock subject to possible redemption	7,313,423	732	—	—	72,458,457	—	72,459,189

Net loss	—	—	—	—	—	(72,459,185)	(72,459,185)

Balance – December 31, 2020	15,287,498	$1,529	17,250,000	$1,725	$92,138,533	$(87,141,777)	$5,000,010

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(72,459,185)	$(14,682,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,516,752)	(6,639,430)
Transaction costs attributable to Initial Public Offering	—	1,125,634
Loss on derivative liabilities	73,583,549	18,250,000
Unrealized gain on marketable securities held in Trust Account	(1,276)	(45,988)
Deferred income tax (benefit) provision	(8,681)	9,657
Changes in operating assets and liabilities:
Prepaid expenses	181,226	(275,525)
Prepaid income taxes	27,140	(27,140)
Accounts payable and accrued expenses	378,017	257,466
Income tax payable	95,302	—
Net cash used in operating activities	(720,660)	(2,027,918)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account for working capital	250,000	125,000
Cash withdrawn from Trust Account to pay franchise and income taxes	606,250	1,265,000
Net cash provided by (used in) investing activities	856,250	(688,610,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	677,788,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Proceeds from promissory notes – related party	1,500,000	200,000
Repayment of promissory notes – related party	—	(200,000)
Payment of offering costs	—	(736,807)
Net cash provided by financing activities	1,500,000	692,876,193

Net Change in Cash	1,635,590	2,238,275
Cash – Beginning	2,238,275	—
Cash – Ending	$3,873,865	$2,238,275

Supplemental cash flow information:
Cash paid for income taxes	$373,000	$1,265,000

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$628,390,190
Change in value of Class A common stock subject to possible redemption	$(72,459,189)	$(13,551,961)
Deferred underwriting fee payable	$—	$21,371,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target for a Business Combination and activities in connection with the potential acquisition of Software Luxembourg Holding S.A., a public limited liability company (société anonyme) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Skillsoft”) (see Note 7). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 26, 2019. On July 1, 2019, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $15,800,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn for working capital requirements, subject to an annual limit of $250,000 and to pay its taxes (“permitted withdrawals”)). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. In addition, the Company did not account for its convertible promissory note and Prosus Agreement as derivative liabilities (the convertible promissory note, Prosus Agreement, together with the Warrants, the “Derivative Instruments”). The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Warrant Accounting Statement”). Specifically, the SEC Warrant Accounting Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Derivative Instruments.

In further consideration of the SEC Warrant Accounting Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Derivative Instruments as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Derivative Instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. See Notes 3, 6, 7, 8, 9, 10 and 11.

The Company’s accounting for the Derivative Instruments as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in the Trust Account, operating expenses, or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of July 1, 2019 (audited)
Total Liabilities	$21,509,982	$38,110,000	$59,619,982
Class A Common Stock Subject to Possible Redemption	666,500,190	(38,110,000)	628,390,190
Class A Common Stock	235	381	616
Additional Paid-in Capital	5,003,043	1,125,253	6,128,296
Accumulated Deficit	(5,000)	(1,125,634)	(1,130,634)
Total Stockholders’ Equity	5,000,003	-	5,000,003

Number of Class A common stock subject to redemption	66,650,019	(3,811,000)	62,839,019

Balance sheet as of September 30, 2019 (unaudited)
Total Liabilities	$21,438,614	$55,988,000	$77,426,614
Class A Common Stock Subject to Possible Redemption	669,011,539	(55,988,000)	613,023,539
Class A Common Stock	233	558	791
Additional Paid-in Capital	2,491,696	19,003,076	21,494,772
Retained Earnings (Accumulated Deficit)	2,506,354	(19,003,634)	(16,497,280)
Total Stockholders’ Equity	5,000,008	-	5,000,008

Number of Class A common stock subject to redemption	66,673,530	(5,579,751)	61,093,779

Balance sheet as of December 31, 2019 (audited)
Total Liabilities	$21,638,123	$56,360,000	$77,998,123
Class A Common Stock Subject to Possible Redemption	671,198,229	(56,360,000)	614,838,229
Class A Common Stock	238	559	797
Additional Paid-in Capital	305,001	19,375,075	19,680,076
Retained Earnings (Accumulated Deficit)	4,693,042	(19,375,634)	(14,682,592)
Total Stockholders’ Equity	5,000,006	0.00	5,000,006

Number of Class A common stock subject to redemption	66,619,951	(5,594,026)	61,025,925

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$21,805,994	$66,706,000	$88,511,994
Class A Common Stock Subject to Possible Redemption	672,720,712	(66,706,000)	606,014,712
Class A Common Stock	240	660	900
Additional Paid-in Capital	-	28,503,490	28,503,490
Retained Earnings (Accumulated Deficit)	4,998,044	(28,504,150)	(23,506,106)
Total Stockholders’ Equity	5,000,009	-	5,000,009

Number of Class A common stock subject to redemption	66,602,417	(6,604,198)	59,998,219

Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$21,739,976	$111,342,000	$133,081,976
Class A Common Stock Subject to Possible Redemption	672,594,363	(111,342,000)	561,252,363
Class A Common Stock	242	1,102	1,344
Additional Paid-in Capital	126,347	73,139,048	73,265,395
Retained Earnings (Accumulated Deficit)	4,871,691	(73,140,150)	(68,268,459)
Total Stockholders’ Equity	5,000,005	-	5,000,005

Number of Class A common stock subject to redemption	66,584,915	(11,022,539)	55,562,376

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$21,689,446	$83,004,000	$104,693,446
Class A Common Stock Subject to Possible Redemption	672,501,414	(83,004,000)	589,497,414
Class A Common Stock	244	821	1,065
Additional Paid-in Capital	219,294	44,801,329	45,020,623
Retained Earnings (Accumulated Deficit)	4,778,742	(44,802,150)	(40,023,408)
Total Stockholders’ Equity	5,000,005	-	5,000,005

Number of Class A common stock subject to redemption	66,563,478	(8,215,648)	58,347,830

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$23,602,761	$129,943,549	$153,546,310
Class A Common Stock Subject to Possible Redemption	672,322,591	(129,943,551)	542,379,040
Class A Common Stock	242	1,287	1,529
Additional Paid-in Capital	398,119	91,740,414	92,138,533
Retained Earnings (Accumulated Deficit)	4,599,922	(91,741,699)	(87,141,777)
Total Stockholders’ Equity	5,000,008	2	5,000,010

Number of Class A common stock subject to redemption	66,580,981	(12,868,479)	53,712,502

Statement of Operations for the three months ended September 30, 2019 (unaudited)
Net income (loss)	$2,507,354	$(19,003,634)	$(16,496,280)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,650,019	(3,811,000)	62,839,019
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.04	-	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,549,981	3,769,576	23,319,557
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.81)	(0.81)

Statement of Operations for the period from April 11, 2019 (inception) to September 30, 2019 (unaudited)
Net income (loss)	$2,506,354	$(19,003,634)	$(16,497,280)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,650,019	(3,811,000)	62,839,019
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.04	-	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	17,433,711	2,016,285	19,449,996
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.98)	(0.98)

Statement of Operations for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Net income (loss)	$4,693,042	$(19,375,634)	$(14,682,592)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,661,839	(4,700,208)	61,961,631
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.07	0.01	0.08
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	18,180,430	3,258,099	21,438,529
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	(0.90)	(0.91)

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated
Statement of Operations for the three months ended March 31, 2020 (unaudited)
Net income (loss)	$1,522,486	$(10,346,000)	$(8,823,514)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,619,951	(5,594,026)	61,025,925
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	-	0.02
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,630,049	5,594,026	25,224,075
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.41)	(0.41)

Statement of Operations for the three months ended June 30, 2020 (unaudited)
Net loss	$(126,353).	$(44,636,000)	$(44,762,353)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,585,251	(6,587,032)	59,998,219
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	-	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,664,749	6,587,032	26,251,781
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	(1.70)	(1.71)

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Net income (loss)	$1,396,133	$(54,982,000)	$(53,585,867)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,602,601	(6,090,529)	60,512,072
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	0.01	0.03
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,647,399	6,090,529	25,737,928
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	(2.13)	(2.14)

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Net income (loss)	$(92,949)	$28,338,000	$28,245,051
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,563,636	(11,001,260)	55,562,376
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	-	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,686,364	11,001,260	30,687,624
Basic and diluted net loss per share, Non-redeemable common stock	0.00	0.92	0.92

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Net income (loss)	$1,303,184	$(26,644,000)	$(25,340,816)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,589,518	(7,739,388)	58,850,130
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	0.01	0.03
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,660,482	7,739,388	27,399,870
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(0.96)	(0.98)

Statement of Operations for the year ended December 31, 2020 (audited)
Net income (loss)	$1,124,364	$(73,583,549)	$(72,459,185)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,592,589	(7,868,720)	58,723,869
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	0.01	0.03
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,657,411	7,868,720	27,526,131
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(2.67)	(2.68)

Statement of Cash Flows for the period from April 11, 2019 (inception) to September 30, 2019 (unaudited)
Net income (loss)	$2,506,354	$(19,003,634)	$(16,497,280)
Transaction costs attributable to the Initial Public Offering	—	(1,125,634)	(1,125,634)
Loss on derivative liabilities	—	(17,878,000)	(17,878,000)
Initial classification of Class A common stock subject to redemption	666,500,190	(38,110,000)	628,390,190
Change in value of Class A common stock subject to possible redemption	2,511,349	(17,878,000)	(15,366,651)

Statement of Cash Flows for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Net income (loss)	$4,693,042	$(19,375,634)	$(14,682,592)
Transaction costs attributable to the Initial Public Offering	—	(1,125,634)	(1,125,634)
Loss on derivative liabilities	—	(18,250,000)	(18,250,000)
Initial classification of Class A common stock subject to redemption	666,500,190	(38,110,000)	628,390,190
Change in value of Class A common stock subject to possible redemption	4,698,039	(18,250,000)	(13,551,961)

Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Net income (loss)	$1,522,486	$(10,346,000)	$(8,823,514)
Loss on derivative liabilities	—	(10,346,000)	(10,346,000)
Change in value of Class A common stock subject to possible redemption	1,522,483	(10,346,000)	(8,823,517)

Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Net income (loss)	$1,396,133	$(54,982,000)	$(53,585,867)
Loss on derivative liabilities	—	(54,982,000)	(54,982,000)
Change in value of Class A common stock subject to possible redemption	1,396,134	(54,982,000)	(53,585,866)

Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net income (loss)	$1,303,184	$(26,644,000)	$(25,340,816)
Loss on derivative liabilities	—	(26,644,000)	(26,644,000)
Change in value of Class A common stock subject to possible redemption	1,303,185	(26,644,000)	(25,340,815)

Statement of Cash Flows for the year ended December 31, 2020 (audited)
Net income (loss)	$1,124,364	$(73,583,549)	$(72,459,185)
Loss on derivative liabilities	—	(73,583,549)	(73,583,549)
Change in value of Class A common stock subject to possible redemption	1,124,362	(73,583,551)	(72,459,189)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Derivative Liabilities

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from April 11, 2019 (Inception) Through December 31,
	2020	2019
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$1,959,040	$6,410,370
Unrealized gain on investments held in Trust Account	993	44,401
Less: Company’s portion available to be withdrawn to pay taxes	(534,953)	(1,344,722)
Less: Company’s portion available to be withdrawn for working capital purposes	(194,600)	(241,375)
Net income allocable to Class A common stock subject to possible redemption	$1,230,480	$4,868,674

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	58,723,869	61,961,631

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.02	$0.08

Non-Redeemable Common Stock
Numerator: Net loss minus net earnings
Net loss	$(72,459,185)	$(14,682,592)
Less: Income attributable to Class A common stock subject to possible redemption	(1,230,480)	(4,868,674)
Non-redeemable net loss	$(73,689,665)	$(19,551,226)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	27,526,131	21,438,529

Basic and diluted net loss per common share, Non-redeemable common stock	$(2.68)	$(0.91)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Company’s Derivative Instruments (see Note 6 and 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its option to purchase an additional 9,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In May 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On June 7, 2019, the Company effected a stock dividend at one-third of one share of Class B common stock for each outstanding share of Class B common stock, resulting in an aggregate of 11,500,000 Founder Shares outstanding. On June 26, 2019, the Company effected a further stock dividend of one-half of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate of 17,250,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

The Company assessed the provisions of the Convertible Promissory Note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on conversion option liability. The conversion option was valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see Note 11). The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the conversion option is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination as of November 2, 2020 and December 31, 2020 was 85% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2020	$—
Initial measurement on November 2, 2020	1,493,877
Change in valuation inputs and other assumptions	110,482
Fair value as of December 31, 2020	$1,604,359

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The consummation of the proposed Skillsoft Transactions is subject to the receipt of the requisite approval of (i) the stockholders of Churchill (the “Churchill Stockholder Approval”) and (ii) the shareholders of Skillsoft (the “Skillsoft Shareholder Approval”) and the fulfillment of certain other conditions. In October 2020, the Company was advanced $2,000,000 for expenses incurred with the Skillsoft Merger. If the planned business combination is not completed, the Company would be required to refund any unused amount. For the year ended December 31, 2020 the Company had utilized the advance in connection with the Skillsoft Merger.  As of the date of these financial statements, the advance is no longer refundable.

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Subscription Agreements

Prosus Agreement

On November 10, 2020, MIH Edtech Investments B.V. (formerly known as MIH Ventures B.V.) ("MIH Edtech Investments") exercised its option to subscribe for an additional 40,000,000 newly-issued shares of Churchill Class A Common Stock, subject to certain adjustments, at a purchase price of $10.00 per share (the “Prosus Second Step Investment”), pursuant to the Subscription Agreement, dated October 12, 2020, by and among Churchill, the Sponsor and MIH Edtech Investments (the “Prosus Agreement”). On February 16, 2021, MIH Edtech Investments assigned all of its rights, title and interest in and to, and obligations under, the Prosus Agreement to MIH Learning B.V. (“Prosus”) and Prosus accepted such assignments. Together with its initial subscription for 10,000,000 newly-issued shares of Churchill Class A Common Stock, at a purchase price of $10.00 per share (the “Prosus First Step Investment”), Prosus’s total investment in Churchill is expected to be 50,000,000 shares of Churchill Class A Common Stock for an aggregate purchase price of $500.0 million (the “Prosus PIPE Investment”).

As part of the Prosus Agreement, Prosus and the Company agreed to a strategic support agreement, pursuant to which Prosus will provide certain business development and investor relations support services in the event it exercises its option to make the Prosus Second Step Investment and beneficially owns at least 20% of the outstanding Churchill Class A common stock following closing of the Prosus PIPE Investment on a fully-diluted and as-converted basis. If Prosus consummates the Prosus PIPE Investment, it will also nominate an individual to serve as the chairman of Churchill’s Board. Pursuant to the Prosus Agreement, in connection with the consummation of the Second Step Prosus Investment, Churchill will issue to Prosus warrants to purchase a number of shares of Churchill Class A common stock equal to one-third of the number of shares of Churchill Class A common stock purchased in the Prosus PIPE Investment (the “Prosus Warrants”). The Prosus Warrants will have terms substantively identical to those included in the units offered in Churchill’s IPO.

The Company assessed the provisions of the Prosus Agreement under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on Prosus Agreement liability. The Prosus Agreement liability was valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see Note 11). The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Prosus Agreement liability is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination as of October 12, 2020 and December 31, 2020 was 85% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table presents the change in the fair value of the Prosus Agreement liability:

Fair value as of January 1, 2020	$—
Initial measurement on October 12, 2020	71,969,454
Change in valuation inputs and other assumptions	(21,488,264)
Fair value as of December 31, 2020	$50,481,190

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 15,287,498 and 7,974,075 shares of Class A common stock issued or outstanding, excluding 53,712,502 and 61,025,925 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs attributable to Initial Public Offering	0.0%	(1.8)%
Loss on conversion option liability	(0.5)%	0.0%
Loss on warrant liability	(6.3)%	(28.5)%
Loss on Prosus agreement	(14.7)%	0.0%
Valuation allowance	(0.2)%	0.0%
Income tax provision	(0.7)%	(9.3)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

CHURCHILL CAPITAL CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$696,957,196	$695,295,418

Liabilities: Warrant Liabilities – Public Warrants	1	45,310,000	32,660,000
Warrant Liabilities – Private Placement Warrants	3	32,548,000	23,700,000
Prosus Agreement liability	3	50,481,190	—
Conversion option liability	3	1,604,359	—

The Derivative Instruments were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

The Warrants were valued as of July 1, 2019 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CVII.WS.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of April 11, 2019 (inception)	$—	$—	$—
Initial measurement on July 1, 2019	15,800,000	22,310,000	38,110,000
Change in valuation inputs or other assumptions	7,900,000	10,350,000	18,250,000
Fair value as of December 31, 2019	23,700,000	32,660,000	56,360,000
Change in valuation inputs and other assumptions	8,848,000	12,650,000	21,498,000
Fair value as of December 31, 2020	$32,548,000	$45,310,000	$77,858,000

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 22, 2021, the Company entered into an amendment (the “Merger Agreement Amendment”), to which amends and restates in its entirety the definition of “Applicable Majority” in the Skillsoft Merger Agreement. The definition of “Applicable Majority” is used in the Skillsoft Merger Agreement.

