Form 10-Q
period 2021-03-31
Churchill Capital Corp II
filed 2021-05-20
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(212) 380-7500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one warrant	CCX.U	The New York Stock Exchange
Shares of Class A common stock	CCX	The New York Stock Exchange
Warrants included as part of the units	CCX WS	The New York Stock Exchange

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

As of May 19, 2021, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$2,382,560	$3,873,865
Prepaid expenses	111,174	94,299
Total Current Assets	2,493,734	3,968,164

Marketable securities held in Trust Account	697,018,229	696,957,196
TOTAL ASSETS	$699,511,963	$700,925,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$745,986	$635,483
Income taxes payable	98,700	95,302
Convertible promissory note – related party	3,132,013	3,104,359
Total Current Liabilities	3,976,699	3,835,144

Deferred income tax payable	—	976
Deferred underwriting fee payable	21,371,000	21,371,000
Derivative liabilities	85,044,413	128,339,190
Total Liabilities	110,392,112	153,546,310

Commitments and contingencies

Class A common stock subject to possible redemption, 57,909,708 and 53,712,502 shares at redemption value at as of March 31, 2021 and December 31, 2020, respectively	584,119,845	542,379,040

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 11,090,292 and 15,287,498 shares issued and outstanding (excluding 57,909,708 and 53,712,502 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,109	1,529
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,725	1,725
Additional paid-in capital	50,398,148	92,138,533
Accumulated deficit	(45,400,976)	(87,141,777)
Total Stockholders’ Equity	5,000,006	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,511,963	$700,925,360

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 and 2020

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Operating and formation costs	$1,584,933	$301,863
Loss from operations	(1,584,933)	(301,863)

Other income (expense):
Interest earned on marketable securities held in Trust Account	59,701	2,250,075
Gain (loss) on derivative liabilities	43,267,123	(10,346,000)
Unrealized gain (loss) on marketable securities held in Trust Account	1,332	(20,917)
Other income, net	43,328,156	(8,116,842)

Income (loss) before income taxes	41,743,223	(8,418,705)
Provision for income taxes	(2,422)	(404,809)
Net income (loss)	$41,740,801	$(8,823,514)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	53,712,502	61,025,925

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.02

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	32,537,498	25,224,075

Basic and diluted net income (loss) per share, Non-redeemable common stock	$1.28	$(0.41)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	15,287,498	$1,529	17,250,000	$1,725	$92,138,533	$(87,141,777)	$5,000,010

Change in value of common stock subject to redemption	(4,197,206)	(420)	—	—	(41,740,385)	—	(41,740,805)

Net income	—	—	—	—	—	41,740,801	41,740,801

Balance – March 31, 2021	11,090,292	$1,109	17,250,000	$1,725	$50,398,148	$(45,400,976)	$5,000,006

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2020	7,974,075	$797	17,250,000	$1,725	$19,680,076	$(14,682,592)	$5,000,006

Change in value of common stock subject to redemption	1,027,706	103	—	—	8,823,414	—	8.823.517

Net loss	—	—	—	—	—	(8,823,514)	(8,823,514)

Balance – March 31, 2020	9,001,781	$900	17,250,000	$1,725	$28,503,490	$(23,506,106)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$41,740,801	$(8,823,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(59,701)	(2,250,075)
(Gain) loss on derivative liabilities	(43,267,123)	10,346,000
Unrealized gain on marketable securities held in Trust Account	(1,332)	20,917
Deferred income tax benefit	(976)	(14,050)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,875)	(12,950)
Prepaid income taxes	—	27,140
Accounts payable and accrued expenses	110,503	(54,191)
Income taxes payable	3,398	231,719
Net cash used in operating activities	(1,491,305)	(529,004)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise and income taxes	—	305,250
Net cash provided by investing activities	—	305,250

Net Change in Cash	(1,491,305)	(223,754)
Cash – Beginning of period	3,873,865	2,238,275
Cash – End of period	$2,382,560	$2,014,521

Supplemental cash flow information:
Cash paid for income taxes	$373,000	$160,000

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(30,718,384)	$(8,823,517)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the potential acquisition of Software Luxembourg Holding S.A., a public limited liability company (société anonyme) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Skillsoft”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 1, 2019, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $250,000 and to pay its tax obligations.

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

MARCH 31, 2021

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2021, the Company had $2,382,560 in its operating bank accounts, $697,018,229 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and adjusted working capital of $1,182,603, which amount excludes interest earned which may withdrawn from the Company’s Trust Account to pay its franchise and income taxes. As of March 31, 2021, approximately $7,018,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company's tax obligations. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 11, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2021, the Company withdrew an aggregate of $2,246,250 of interest earned on the Trust Account to pay its income taxes and for permitted withdrawals, of which no amounts were withdrawn during the three months ended March 31, 2021.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Derivative Liabilities

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and 2020, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

Net income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 38,800,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$50,107	$1,956,529
Unrealized gain (loss) on investments held in Trust Account	1,118	(18,188)
Less: Company’s portion available to be withdrawn to pay taxes	(43,998)	(395,474)
Less: Company’s portion available to be withdrawn for working capital purposes	(7,227)	(217,385)
Net income allocable to Class A common stock subject to possible redemption	$—	$1,325,482
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	53,712,502	61,025,925
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.02

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Net Earnings
Net income (loss)	$41,740,801	$(8,823,514)
Less: Income allocable to Class A common stock subject to possible redemption	—	(1,325,482)
Non-Redeemable Net Income (Loss)	$41,740,801	$(10,148,996)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	32,537,498	25,224,075
Basic and diluted net income (loss) per share, Non-redeemable Common stock	$1.28	$(0.40)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Company’s derivative instruments (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its option to purchase an additional 9,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

Administrative Support Agreement

The Company entered into an agreement, commencing on June 26, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $20,000 per month for office space, administrative and support services. For the three months ended March 31, 2021 and 2020, the Company incurred and paid $60,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On November 2, 2020, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000.

The Company assessed the provisions of the Convertible Promissory Note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on conversion option liability. The conversion option was valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see Note 9). The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the conversion option is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination as of November 2, 2020 and December 31, 2020 was 85% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2021	$1,604,359
Change in valuation inputs and other assumptions	27,624
Fair value as of March 31, 2021	$1,632,013

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company assessed the provisions of the Prosus Agreement under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on Prosus Agreement liability. The Prosus Agreement liability was valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see Note 9). The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Prosus Agreement liability is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination as of October 12, 2020 and December 31, 2020 was 85% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table presents the change in the fair value of the Prosus Agreement liability:

Fair value as of January 1, 2021	$50,481,190
Change in valuation inputs and other assumptions	(25,948,777)
Fair value as of March 31, 2021	$24,532,413

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

Service Provider Agreement

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. The Company and Tyton Partners entered into an agreement, whereby Tyton Partners served as an advisor to the Company and will be entitled to receive a success fee of $150,000 at the close of the Business Combination. For the three months ended March 31, 2021, the Company incurred $332,476 and paid of consulting fees.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 11,090,292 shares of Class A common stock issued and outstanding, excluding 57,909,708 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 15,287,498 shares of Class A common stock issued and outstanding, excluding 53,712,502 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$697,018,229	$696,957,196

Liabilities:
Warrant liability – Public Warrants	1	33,810,000	45,310,000
Warrant liability – Private Placement Warrants	3	26,702,000	32,548,000
Prosus Agreement liability	3	24,532,413	50,481,190
Conversion option liability	3	1,632,013	1,604,359

The derivative instruments were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the consolidated statement of operations.

CHURCHILL CAPITAL CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

At issuance, the Warrant Liability for Public Warrants and Private Placement Warrants were valued as of June 26, 2019 using a Monte Carlo simulation and Black Scholes model, respectively, which are considered to be a Level 3 fair value measurements. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CCX WS, which is a Level 1 fair value.

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

As of issuance and March 31, 2021, the estimated fair value of Warrant Liability – Private Placement Warrants were determined using a Black-Scholes valuation and based on the following significant inputs:

	At issuance	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.68	$10.00
Volatility	16.5%	25%
Probability of completing a Business Combination	80.0%	90%
Term	5.33	5.08
Risk-free rate	1.86%	0.94%
Dividend yield	0.0%	0.0%

At inception, the Prosus Agreement Liability consisted of two components: a commitment for the First Step Investment and a call option for the Second Step Investment. Subsequent to Prosus exercising its call option, the Prosus Agreement Liability represented a commitment. The commitment and call option were valued using forward contract valuation methodology and a Black Scholes model, respectively. Both valuation methodologies were considered to be Level 3 fair value measurements. As of inception and March 31, 2021, the estimated fair value of Prosus Agreement Liability was determined based on the following significant inputs:

	At inception		As of March 31, 2021
Exercise price	$400.0	M	$500.0	M
Underlying value	$436.8	M	$524.5	M
Volatility	40.0%		N/A
Term	0.55		0.08
Risk-free rate	0.12%		0.08%
Dividend yield	0.00%		N/A

The Conversion option liability was valued using a Black Scholes model, which was considered to be a Level 3 fair value measurement. At inception and March 31, 2021, the estimated fair value of Conversion option liability was determined based on the following significant inputs:

	At issuance		As of March 31, 2021
Exercise price	$1.00		$1.00
Underlying warrant value	$1.92	*	$2.09	*
Volatility	125.0%		115.0%
Number of Class A Shares	1.5	M%	1.5	M%
Term	0.28		0.08
Risk-free rate	0.09%		0.01%
Dividend yield	0.0%		0.0%

*The underlying warrant value equals the calculated fair value of the private placement warrants as of each date presented and determined based on the following significant inputs:

	At issuance	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.97	$10.00
Volatility	30.0%	25%
Probability of completing a Business Combination	85.0%	90%
Term	5.28	5.08
Risk-free rate	0.41%	0.94%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
January 1, 2021	$32,548,000	$45,310,000	$77,858,000
Change in valuation inputs or other assumptions	(5,846,000)	(11,500,000)	(17,346,000)
Fair value as of March 31, 2021	26,702,000	33,810,000	60,512,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as set forth below.

On May 3, 2021, the Company was informed by Prosus that Prosus received notice from CFIUS that it has determined that there are no unresolved national security concerns with respect to the Prosus PIPE Investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of Skillsoft. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $41,740,801, which consists of a gain on derivative liabilities of $43,267,123, operating costs of $1,584,933, an unrealized gain on marketable securities held in our Trust Account of $1,332, interest income on marketable securities held in the Trust Account of $59,701 and a provision for income taxes of $2,422.

For the three months ended March 31, 2020, we had a net loss of $8,823,514, which consists of interest income on marketable securities held in the Trust Account of $2,250,075, a loss on derivative liabilities of $10,346,000, operating costs of $301,863, an unrealized loss on marketable securities held in our Trust Account of $20,917 and a provision for income taxes of $404,809.

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

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $697,018,229 (including approximately $7,018,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we withdrew $2,246,250 of interest earned on the Trust Account to pay our income taxes and for permitted withdrawals, of which no amounts were withdrawn during the three months ended March 31, 2021.

For the three months ended March 31, 2021, cash used in operating activities was $1,491,305. Net income of $41,740,801 was affected by interest earned on marketable securities held in the Trust Account of $59,701 and a gain on derivative liabilities of $43,267,123. Changes in operating assets and liabilities provided $97,026 of cash for operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $529,004. Net loss of $8,823,514 was affected by interest earned on marketable securities held in the Trust Account of $2,250,075, a loss on derivative liabilities of $10,346,000, an unrealized loss on marketable securities held in our Trust Account of $20,917 and a deferred tax benefit of $14,050. Changes in operating assets and liabilities provided $191,718 of cash for operating activities.

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

As of March 31, 2021, we had cash of $2,382,560. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on June 26, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Derivative Instruments

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

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

Net Income (Loss) Per Share

We apply the two-class method in calculating earnings per share. Net income (loss) per share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

The warrant agreement governing the Company’s warrants includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

The Company previously classified (i) the public warrants and private placement warrants issued in connection with the Company’s initial public offering, (ii) the Company’s convertible promissory note – related party and (iii) the subscription agreement, dated as of October 12, 2020, by and among the Company, Churchill Sponsor II LLC and MIH Ventures B.V. (collectively, the “Derivative Instruments”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Derivative Instruments are precluded from equity classification. As a result, the Derivative Instruments should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

On May 10, 2021, the Company's management and the Audit Committee of the Company's board of directors, after consultation with management and a discussion with Marcum LLP, the Company's independent registered public accounting firm, concluded that its financial statements for the year ended December 31, 2020; as of July 1, 2019; as of and for the period ended September 30, 2019; as of December 31, 2019 and for the period April 11, 2019 (inception) to December 31, 2019; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 should no longer be relied upon based on the correction of an error as described above and such financial statements were restated.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements described above, as of March 31, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 11, 2021 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 11, 2021 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

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

CHURCHILL CAPITAL CORP II

Date: May 19, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 19, 2021	By:	/s/ Peter Seibold
	Name:	Peter Seibold
	Title:	Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Financial Officer)