Form 10-Q
period 2021-07-31
Skillsoft Corp.
filed 2021-09-14
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended July 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from ____________ to ____________

Commission File Number: 001-35992

Skillsoft Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-4388331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Innovative Way, Suite 201 Nashua, New Hampshire 03062 (Address of principal executive offices)

Tel: (603) 324-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share Warrants, each whole warrant exercisable for one Class A	SKIL SKIL.WS	New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The number of shares of registrant’s common stock outstanding as of September 9, 2021 was: 133,059,021.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2021

INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION - UNAUDITED
Item 1. Financial Statements:	4
Condensed Consolidated Balance Sheets as of July 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH))	4
Condensed Consolidated Statement of Operations for the Period from June 12, 2021 through July 31, 2021 (Successor), Period from May 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), and for the three and six months ended July 31, 2020 (Predecessor (PL))	5
Condensed Consolidated Statement of Comprehensive Loss for the Period from June 12, 2021 through July 31, 2021 (Successor), Period from May 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), and for the three and six months ended July 31, 2020 (Predecessor (PL))	6
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the Period from June 12, 2021 through July 31, 2021 (Successor), Period from May 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), and for the three and six months ended July 31, 2020 (Predecessor (PL))	7
Condensed Consolidated Statements of Cash Flows for the Period from June 12, 2021 through July 31, 2021 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), and for the six months ended July 31, 2020 (Predecessor (PL))	8
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	51
Item 4. Controls and Procedures	51
PART II — OTHER INFORMATION	53
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
SIGNATURES	57

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, financial results, the impact of regulatory changes, existing and evolving business strategies and acquisitions and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projects,” “forecasts,” “seeks,” “outlook,” “target,” goals,” “probably,” or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:

●	our ability to realize the benefits expected from the business combination between Skillsoft, Churchill Capital Corp. II and Global Knowledge;
●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	the impact of the ongoing COVID-19 pandemic on our business, operating results and financial condition;
●	fluctuations in our future operating results;
●	our ability to successfully identify, consummate and achieve strategic objectives in connection with our acquisition opportunities and realize the benefits expected from the acquisition;
●	the demand for, and acceptance of, our products and for cloud-based technology learning solutions in general;
●	our ability to compete successfully in competitive markets and changes in the competitive environment in our industry and the markets in which we operate;
●	our ability to develop new products;
●	a failure of our information technology infrastructure or any significant breach of security;
●	future regulatory, judicial and legislative changes in our industry;
●	our ability to comply with laws and regulations applicable to its business;
●	the impact of natural disasters, public health crises, political crises, or other catastrophic events;
●	our ability to attract and retain key employees and qualified technical and sales personnel;
●	fluctuations in foreign currency exchange rates;
●	our ability to protect or obtain intellectual property rights;
●	our ability to raise additional capital;
●	the impact of our indebtedness on our financial position and operating flexibility;
●	our ability to meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	our ability to successfully defend ourselves in legal or regulatory proceedings;
●	our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting; and
●	our ability to continue to meet applicable listing standards.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in Churchill Capital Corp. II’s Annual Report on Form 10-K/A for the year ended December 31, 2020 in Part I, Item 1A and in the registration statement on Form S-4 filed by Churchill Capital Corp. II and declared effective by the Securities and Exchange Commission (the “SEC”) on May 27, 2021, and subsequent filings with the SEC.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results. Additionally, statements as to market share, industry data and our market position are based on the most currently available data available to us and our estimates regarding market position or other industry data included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless required by applicable law. With regard to these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$90,772		$71,479
Restricted cash	14,742		2,964
Accounts receivable, less reserves of approximately $2,662 and $294 as of July 31, 2021 and January 31, 2021, respectively	120,980		179,784
Prepaid expenses and other current assets	48,584		30,326
Total current assets	275,078		284,553
Property and equipment, net	15,055		13,780
Goodwill	761,177		495,004
Intangible assets, net	946,731		728,633
Right of use assets	24,578		15,131
Deferred tax asset	3,710		—
Other assets	8,092		8,636
Total assets	$2,034,421		$1,545,737
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,600		$5,200
Borrowings under accounts receivable facility	24,822		17,022
Accounts payable	34,514		7,425
Accrued compensation	41,097		36,375
Accrued expenses and other current liabilities	62,473		23,125
Lease liabilities	9,662		4,740
Deferred revenue	165,900		257,549
Total current liabilities	342,068		351,436

Long-term debt	463,799		510,236
Warrant liabilities	28,525		900
Deferred tax liabilities	116,462		81,008
Long term lease liabilities	16,098		13,155
Deferred revenue - non-current	1,749		3,035
Other long-term liabilities	5,045		5,998
Total long-term liabilities	631,678		614,332
Commitments and contingencies	—		—
Shareholders’ equity :
(Predecessor SLH) Shareholders’ common stock- Class A and Class B common shares, $0.01 par value: 1,000,000,000 shares authorized (800,000,000 Class A, 200,000,000 Class B) at January 31, 2021; 4,000,000 shares issued and outstanding (3,840,000 Class A, 160,000 Class B) at January 31, 2021	 —		40
(Successor) Shareholders’ common stock- Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 133,059,021 shares issued and outstanding at July 31, 2021	11		—
Additional paid-in capital	1,297,716		674,333
Accumulated deficit	(237,958)		(93,722)
Accumulated other comprehensive income (loss)	906		(682)
Total shareholders’ equity	1,060,675		579,969
Total liabilities and shareholders’ equity	$2,034,421		$1,545,737

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor (SLH)				Predecessor (PL)
	From	From		From
	June 12,	May 1, 2021		February 1,		Three months	Six months
	2021 to July	to June 11,		2021 to June		ended July 31,	ended July 31,
	31, 2021	2021		11, 2021		2020	2020
Revenues:
Total revenues	$57,912		47,935		139,636	116,835	235,164
Operating expenses:
Cost of revenues	28,006		11,360		35,881	21,618	45,831
Content and software development	9,878		7,477		24,084	16,835	33,778
Selling and marketing	22,234		13,438		41,940	34,033	66,769
General and administrative	17,073		4,855		17,217	15,324	32,015
Amortization of intangible assets	20,023		15,959		50,902	12,779	30,148
Impairment of goodwill and intangible assets	 —		—		—	—	332,376
Recapitalization and transaction-related costs	 9,995		5,006		6,938	16,659	32,035
Restructuring	316		(1,240)		(703)	771	1,141
Total operating expenses	107,525		56,855		176,259	118,019	574,093
Operating loss	(49,613)		(8,920)		(36,623)	(1,184)	(338,929)
Other (expense) income, net	(697)		(41)		(493)	898	1,809
Fair value adjustment of warrants	17,115		800		900	 —	 —
Interest income	12		54		64	65	84
Interest expense, net	(9,856)		(5,371)		(16,820)	(61,076)	(167,054)
Reorganization items, net	 —		—		—	(10,593)	(10,593)
Loss before benefit from income taxes	(43,039)		(13,478)		(52,972)	(71,890)	(514,683)
Benefit from income taxes	(5,504)		(1,619)		(3,708)	(909)	(9,800)
Net loss	$(37,535)		(11,859)		(49,264)	(70,981)	(504,883)

Loss per share:
Ordinary – Basic and Diluted (Predecessor (PL))	*		*		*	$(709.10)	$(5,043.79)
Class A and B – Basic and Diluted (Predecessor (SLH))	*		$(2.96)		$(12.32)	*	*
Ordinary – Basic and Diluted (Successor)	$(0.28)		*		*	*	*
Weighted average common share outstanding:
Ordinary – Basic and Diluted (Predecessor (PL))	*		*		*	100.1	100.1
Class A and B – Basic and Diluted (Predecessor (SLH))	*		4,000		4,000	*	*
Ordinary – Basic and Diluted (Successor)	133,059		*		*	*	*

*Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Successor	Predecessor (SLH)		Predecessor (PL)
	From	From	From
	June 12,	May 1, 2021	February 1,	Three months	Six months
	2021 to July	to June 11,	2021 to June	ended July 31,	ended July 31,
	31, 2021	2021	11, 2021	2020	2020
Comprehensive loss:
Net loss	$(37,535)	(11,859)	(49,264)	(70,981)	(504,883)
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	906	(202)	(431)	(1,731)	(2,360)
Comprehensive loss	$(36,629)	(12,061)	(49,695)	(72,712)	(507,243)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

					Accumulated	Total
	Ordinary Shares		Additional		Other	Shareholders’
	Number of	Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Value	Capital	Deficit	(Loss) Income	(Deficit)
Balance January 31, 2020 (Predecessor (PL))	100,100	138	83	(2,761,499)	(466)	(2,761,744)
Translation adjustment	—	—	—	—	(629)	(629)
Net loss	—	—	—	(433,902)	—	(433,902)
Balance April 30, 2020 (Predecessor (PL))	100,100	138	83	(3,195,401)	(1,095)	(3,196,275)
Translation adjustment	—	—	—	—	(1,731)	(1,731)
Net loss	—	—	—	(70,981)	—	(70,981)
Balance July 31, 2020 (Predecessor (PL))	100,100	138	83	(3,266,382)	(2,826)	(3,268,987)

Balance January 31, 2021 (Predecessor (SLH))	4,000,000	40	$674,333	$(93,722)	$(682)	579,969
Translation adjustment	—	—	—	—	(228)	(228)
Net loss	—	—	—	(37,405)	—	(37,405)
Balance April 30, 2021 (Predecessor (SLH))	4,000,000	40	$674,333	$(131,127)	$(910)	542,336
Translation adjustment	—	—	—	—	(202)	(202)
Net loss	—	—	—	(11,859)	—	(11,859)
Balance June 11, 2021 (Predecessor (SLH))	4,000,000	40	$674,333	$(142,986)	(1,112)	530,275

Balance June 12, 2021 (Successor)	51,559,021	3	305,447	(200,423)	—	105,027
Issuance of shares, PIPE Investment	53,000,000	5	608,161	—	—	608,166
Issuance of shares, Skillsoft merger consideration	28,500,000	3	306,372	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	14,000	—	—	14,000
Reclassify Public Warrants to equity	—	—	56,120	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	2,800	—	—	2,800
Repurchase fractional shares	—	—	(1)	—	—	(1)
Share-based compensation	—	—	4,817	—	—	4,817
Translation adjustment	—	—	—	—	906	906
Net loss	—	—	—	(37,535)	—	(37,535)
Balance July 31, 2021 (Successor)	133,059,021	11	1,297,716	(237,958)	906	1,060,675

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor		Predecessor (SLH)		Predecessor (PL)
	From		From
	June 12, 2021		February 1, 2021		Six months ended
	to July 31, 2021		to June 11, 2021		July 31,2020
Cash flows from operating activities:
Net loss		$(37,535)		$(49,264)		$(504,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation		4,817		—		—
Depreciation		1,705		3,572		5,120
Amortization of intangible assets		20,023		50,902		30,148
Change in bad debt reserve		(170)		(174)		19
Provision for (benefit from) income taxes – non-cash		(6,180)		(5,886)		(11,478)
Non-cash interest expense		434		487		2,829
Impairment of goodwill and intangible assets		--		—		332,376
Right-of-use assets amortizations		1,445		748		1,435
Fair value adjustment to warrants		(17,115)		(900)		—
Non-cash reorganization items, net		—		—		4,818
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable		6,963		88,622		93,124
Prepaid expenses and other assets		(13,065)		3,379		(9,265)
Accounts payable		5,175		(6,417)		(5,520)
Accrued expenses and non-current liabilities		18,026		(18,592)		159,565
Lease liability		(1,690)		(1,301)		(1,942)
Deferred revenue		17,905		(31,365)		(84,773)
Net cash provided by operating activities		738		33,811		11,573
Cash flows from investing activities:
Purchases of property and equipment		(75)		(641)		(2,985)
Internal use software development costs		(881)		(2,350)		(3,401)
Acquisition of Skillsoft, net of cash received		(386,035)		—		—
Acquisition of Global Knowledge, net of cash received		(156,926)		—		—
Acquisition of Pluma, net of cash received		(18,646)		—		—
Net cash used in investing activities		(562,563)		(2,991)		(6,386)
Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments		—		—		19,500
Borrowings under DIP Facility		—		—		60,000
Proceeds from issuance of Term Loan, net of fees		464,290		—		—
Proceeds from equity investment (PIPE)		530,000		—		—
Principal repayments of capital lease obligations		(137)		(370)		(430)
Repayments of accounts receivable facility, net of borrowings		(9,456)		16,577		(19,270)
Repayments of First and Second Out loans		(605,591)		(1,300)		—
Net cash provided by financing activities		379,106		14,907		59,800
Effect of exchange rate changes on cash and cash equivalents		(250)		203		(2,264)
Net (decrease) increase in cash, cash equivalents and restricted cash		(182,969)		45,930		62,723
Cash, cash equivalents and restricted cash, beginning of period		288,483		74,443		33,804
Cash, cash equivalents and restricted cash, end of period		$105,514		$120,373		$96,527
Supplemental disclosure of cash flow information:
Cash and cash equivalents		$90,772		$117,299		$61,139
Restricted cash		14,742		3,074		35,388
Cash, cash equivalents and restricted cash, end of period		$105,514		$120,373		$96,527

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Successor	Predecessor (SLH)	Predecessor (PL)
	From	From
	June 12, 2021	February 1, 2021	Six months ended
	to July 31, 2021	to June 11, 2021	July 31,2020
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,030	$16,439	$—
Cash paid for income taxes, net of refunds	$272	$1,161	$1,598
Unpaid capital expenditures	$335	$39	$829
Note issued to parent entity for paid in kind interest	$—	$—	$160,000
Lease liabilities arising from right-of-use assets and tenant improvements recognized upon adoption of new accounting standard	$—	$—	$(19,415)
Share issued in connection with business combinations	$306,375	$—	$—
PIPE subscription liability and warrants reclassified to equity	$134,286	$—	$—
Debt issued in connection with business combinations	$90,000	—	—
Warrants issued in connection with business combinations	$14,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

The Company

Skillsoft Corp (“Successor”)

On October 12, 2020, Software Luxembourg Holding S.A. (“Software Luxembourg” or “Predecessor (SLH)”) and Churchill Capital Corp II, a Delaware corporation (“Churchill”), entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”) by and between Churchill and Software Luxembourg.  Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between Churchill and Software Luxembourg was effected through the merger of Software Luxembourg with and into Churchill (the “Skillsoft Merger”), with Churchill being the surviving company. At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Software Luxembourg, with nominal value of $0.01 per share (“Skillsoft Class A Shares”), outstanding immediately prior to the Effective Time, was automatically canceled and Churchill issued as consideration therefor (i) such number of shares of Churchill’s Class A common stock, par value $0.0001 per share (the “Churchill Class A Common Stock”) as would be transferred pursuant to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii) Churchill’s Class C common stock, par value $0.0001 per share (the “Churchill Class C Common Stock”), as would be transferred pursuant to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Software Luxembourg, with nominal value of $0.01 per share (“Skillsoft Class B Shares”), was automatically canceled and Churchill issued as consideration therefor such number of shares of Churchill Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Immediately following the Effective Time, Churchill redeemed all of the shares of Class C Common Stock issued to the holders of Skillsoft Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to the sum of $20,000,000 to be issued by the Surviving Corporation (as defined in the Skillsoft Merger Agreement) or one of its subsidiaries, in each case, pro rata among the holders of Churchill Class C Common Stock issued in connection with the Skillsoft Merger.

Prior to the closing of the Skillsoft Merger Agreement, the Company consummated the PIPE Investments and issued 53,000,000 shares of its Class A common stock and warrants to purchase 16,666,667 shares of its Class A common Stock for aggregate gross proceeds of $530 million. In connection with the consummation of these investments, the Company reclassified amounts recorded for stock subscriptions and warrants which previously had been accounted for as liabilities of $78.2 million as additional paid in capital.

On June 11, 2021 (“closing date”), Churchill completed its acquisition of Software Luxembourg, and changed its corporate name from Churchill to Skillsoft Corp. (the “Company”).  In addition, the Company changed its fiscal year end from December 31 to January 31.

On June 11, 2021, the Company completed the acquisition of Albert DE Holdings Inc. (“Global Knowledge” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development.

Software Luxembourg Holding (“Predecessor (SLH)”) and Pointwell Limited (“Predecessor (PL)”)

Software Luxembourg, a public limited liability company incorporated and organized under the laws of the Grand Duchy of Luxembourg, was established on August 27, 2020 for the purpose of acquiring the ownership interest in Pointwell Limited (“Pointwell”), an Irish private limited company, through a plan of reorganization under Chapter 11 subsequent to August 27, 2020. Pointwell is a wholly owned subsidiary of Software Luxembourg, held indirectly through two holding companies, Software Luxembourg Intermediate S.à r.l. and Software Luxembourg Acquisition S.à r.l, both private limited liability companies incorporated and organized under the laws of the Grandy Duchy of Luxembourg. Prior to August 28, 2020, Pointwell had been a direct wholly owned subsidiary of Evergreen Skills Lux S.à r.l., with an ultimate parent company of Evergreen Skills Top Holding Lux, both private limited liability companies incorporated and organized under the laws of the Grand Duchy of Luxembourg.

Successor and Predecessor Periods

References to “Successor” or “Successor Company” relate to the consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor (SLH and Global Knowledge were completed. References to “Predecessor (SLH)” relate to the consolidated financial position and results of operations of Software Luxembourg Holding between August 28, 2020 and June 11, 2011 (its last date of operations prior to the merger). Operating results for the acquired business on June

11, 2021 were credited to the Predecessor (SLH) in the accompanying consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021 recorded in the Successor period of the consolidated statement of cash flows. References to “Predecessor (PL)” relate to the consolidated financial position and results of operations of Pointwell prior to August 28, 2020.

Description of Business

The Company provides, through its Skillsoft, Global Knowledge (“GK”) and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, featuring one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, its award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2021 is the fiscal year ended January 31, 2021).

Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft (Successor), Software Luxembourg (Predecessor (SLH)) and Pointwell (Predecessor (PL)) and their wholly owned subsidiaries. These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of January 31, 2021 was derived from the audited consolidated financial statements of Software Luxembourg (Predecessor (SLH)) and does not include all disclosures required by U.S. GAAP for annual financial statements. The audited consolidated financial statements as of and for the year ended January 31, 2021 of Software Luxembourg (Predecessor (SLH)), which were included in the Company’s Form 8-K/A filing on June 17, 2021, contains the information and footnotes necessary for such presentation. Accordingly, the financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements of Software Luxembourg (Predecessor (SLH)) for the year ended January 31, 2021.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 40 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Software Luxembourg audited financial statements for the year ended January 31, 2021, which were included in the Company’s Form 8-K/A filing on June 17, 2021. There have been no changes to these policies during the period ended July 31, 2021, except as noted below.

Stock-based Compensation

The Company recognizes compensation expense for stock options and time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. For restricted-stock units that have market conditions or performance conditions, the Company recognizes compensation expense using an accelerated attribution method. The Company calculates the fair value of stock-based awards on the date of grant and uses the Black-Scholes model to estimate the fair value of stock options. In estimating the fair value of options, the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options. The Company recognizes forfeitures as they occur.

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

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification (which includes 16.3 million of private placement warrants held by the sponsors for Churchill), the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

Contract Acquisition Costs

The Company recognizes deferred contract acquisition costs over (i) the expected customer relationship period in the case of new customers, which is typically 3 to 5 years for initial commissions, and (ii) the contractual term for existing customers for commissions paid in connection with renewals. For each of the Predecessor periods, the Company applied the practical expedient allowing for recognizing expense as incurred sales commissions and other contract acquisition costs, where the amortization period would be one year or less.  The Company does not apply the practical expedient for the Successor period.

(3) Business Combinations

(a) Software Luxembourg Holdings S.A. (“Predecessor (SLH)” or “Skillsoft Legacy”)

On June 11, 2021, Software Luxembourg Holding S.A. merged with and into Churchill Capital Corp II (Churchill) which subsequently changed its name to Skillsoft Corp..

The Skillsoft Merger was considered a business combination under ASC  805, Business Combinations and will be accounted for using the acquisition method of accounting, whereby Churchill was been determined to be the accounting acquirer based on their rights to nominate six members of the initial Board of Directors, the size of their voting interest and their rights to appoint the Chief Executive Officer of Skillsoft Corp. and other members of management of the combined company prior to closing.

Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarized the purchase consideration (in thousands):

Description	Amount
Class A Common Stock issued	$258,000
Class B Common Stock issued *	48,375
Cash payments	505,000
Second Out Term Loan	20,000
Cash settlement of seller transaction costs	1,308
Total Purchase Price	$832,683

*Shares of Class B common stock was converted into Successor Class A common stock at the time of the Merger

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Description	Amount
Cash, cash equivalents and restricted cash	$120,273
Current assets	118,847
Property and equipment	10,825
Intangible assets	769,799
Long term assets	18,629
Total assets acquired	1,038,373
Current liabilities	(49,056)
Debt, including accounts receivable facility	(552,977)
Deferred revenue	(123,300)
Deferred tax liability	(99,699)
Long term liabilities	(18,325)
Total liabilities assumed	(843,357)
Net assets acquired	195,016
Goodwill	637,667
Total purchase price	$832,683

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows: (in thousands):

Description	Amount	Life
Trademark/tradename - Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6	years
Courseware	186,600	5	years
Proprietary delivery and development software	114,999	2.5-7.6	years
Publishing Rights	41,100	5	years
Customer relationships	264,600	12.6	years
Backlog	72,000	4.6	years
Total	$769,799

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships and backlog were valued using the income approach. The trade names were valued using the relief from royalty method. The content and software were valued using the replacement cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of the Predecessor (SLH) resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to meet its long-term operating profitability objectives through significant cost and service synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and, in the case of goodwill and indefinite-lived intangible assets, at least annually.

The Company assumed certain liabilities in the acquisition of the Predecessor (SLH), including deferred revenue that was ascribed a fair value of $123.3 million using a cost-plus profit approach. The Company is amortizing the acquired deferred revenue at its fair value over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of the Predecessor’s (SLH) deferred revenue by $107.1 million. Approximately $92.2 million of acquired Predecessor (SLH) deferred revenue remained unamortized at July 31, 2021. Deferred revenue performance obligations relate predominately to time-based SaaS and subscription services that are billed in advance of services being rendered.

The Company incurred $6.4 million in acquisition related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and transaction-related costs” in the accompanying consolidated statement of operations. Approximately $4.3 million was reported in the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)) and $2.1 million was reported in the period from June 12, 2021 to July 31, 2021 (Successor).

(b) Albert DE Holdings, Inc. (“GK”)

On June 11, 2021, GK and its subsidiaries were acquired by Skillsoft, in conjunction with, and just subsequent to, its merger with Churchill Capital Corp II (then becoming merged Company).

The acquisition was accounted for as a business combination under ASC  805, Business Combinations, utilizing the acquisition method. Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarized the purchase consideration (in thousands):

Description	Amount
Cash consideration	$170,199
Warrants Issued	14,000
Joinder Term Loans	70,000
Cash settlement of seller transaction costs	4,251
Total Purchase Price	$258,450

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Description	Amount
Cash, cash equivalents	$17,524
Current assets	47,849
Property and equipment	5,531
Intangible assets	185,800
Long term assets	12,401
Total assets acquired	269,105
Current liabilities	(74,463)
Deferred revenue	(23,018)
Deferred tax liabilities	(16,934)
Long term liabilities	(4,248)
Total liabilities assumed	(118,663)
Net assets acquired	150,442
Goodwill	108,008
Total Purchase Price	$258,450

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows: (in thousands):

Description	Amount	Life
Trademark/tradename	$25,400	indefinite
Courseware	1,500	3	years
Proprietary delivery and development software	2,500	2	years
Vendor relationships	43,900	2.6	years
Customer relationships	112,500	10.6	years
Total	$185,800

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships and vendor relationships were valued using the income approach. The trade name was valued using the relief from royalty method. The courseware and proprietary delivery software were valued using the replacement cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of GK resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to meet its long-term operating profitability objectives through significant cost and service synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the acquisition of GK, including deferred revenue that was ascribed a fair value of $23.0 million using a cost-plus profit approach. The Company is amortizing the acquired deferred revenue at its fair value over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of GK’s deferred revenue by $8.2 million. Approximately $10.0 million of acquired deferred revenue remained unamortized as of July 31, 2021.

The Company incurred $0.8 million in acquisition related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations. Approximately $0.8 million was reported in the period from June 12, 2021 to July 31, 2021 (Successor).

Other Acquisitions

On June 30, 2021, the Company acquired Pluma, Inc. The acquisition enhances the Company’s leadership development portfolio product, adds a new modality to its blended learning model, and allows the Company to now offer a premium individualized coaching experience. Cash paid for Pluma in the Successor period was lower than the agreed upon purchase price of Pluma for $22 million due to a contractual holdback and working capital adjustment. The fair value of the net assets acquired included $11.9 million of goodwill and $10.0 million of identified intangible assets, which had a weighted average life of 4 years. The business is reported as part of the Company’s Skillsoft reportable segment. Pro forma information and acquisition expenses have not been presented because such information is not material to the financial statements.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the acquisition of Skillsoft, Global Knowledge and Pluma had occurred on February 1, 2020 (in thousands):

	Unaudited Pro Forma Statement of Operations
	Three months	Three months	Six months	Six months
	ended July 31,	ended July 31,	ended July 31,	ended July 31,
	2021	2020	2021	2020
Revenue	$180,271	$122,566	$357,089	$245,519
Net loss	(31,825)	(67,319)	(53,651)	(144,815)

The unaudited pro forma financial information does not include any costs related to the acquisition.  In addition, the unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated on February 1, 2020.

The Successor and Predecessor periods have been combined in the pro forma for the three and six months ended June 30, 2021 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and interest expense on the new debt financing.

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts.  In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  With three acquisitions during the period ended July 31, 2021, the Company continues to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities.

(4) Intangible Assets

Intangible assets consisted of the following (in thousands):

	July31, 2021 (Successor)				January 31, 2021 (Predecessor (SLH))
	Gross			Net	Gross			Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount	Amount	Amortization		Amount
Developed software/ courseware	$310,754		$9,622	$301,132	$265,758		$24,669	$241,089
Customer contracts/ relationships	381,100		2,279	378,821	279,500		3,627	275,873
Vendor relationships	43,900		4,540	39,360	 —		—	 —
Trademarks and trade names	7,800		186	7,614	6,300		455	5,845
Publishing rights	41,100		1,119	39,981	35,200		2,933	32,267
Backlog	72,000		2,277	69,723	90,200		8,141	82,059
Skillsoft trademark	84,700		—	84,700	91,500		—	91,500
Global Knowledge trademark	25,400		—	25,400	 —		—	 —
Total	$966,754		$20,023	$946,731	$768,458		$39,825	$728,633

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2022 (Remaining 6 months)	$73,976
2023	168,581
2024	147,458
2025	122,639
2026	116,716
Thereafter	207,261
Total	$836,631

Amortization expense related to intangible assets in the aggregate was $20.0 million for the period from June 12, 2021 through July 31 (Successor), 2021, $16.0 million for the period from May 1, 2021 through June 11, 2021 (Predecessor SLH), $50.9 million for the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) and $12.8 million and $30.1 million for the three and six months ended July 31, 2020 (Predecessor (PL)), respectively.

Fresh-start Reporting for Intangible Assets (Predecessor (SLH))

In accordance with ASC 852, with the application of fresh-start reporting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, including those of intangible assets.

Intangible assets were measured based upon estimates of the future performance and cash from the Successor Company at emergence. Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer contracts/relationships and backlog were valued using the income approach. The trademarks and trade names were valued using the relief from royalty method. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. The developed software/courseware and publishing rights were valued using the replacement cost approach. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence.

Impairment Review Requirements

The Company reviews intangible assets subject to amortization if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. The Company reviews indefinite lived intangible assets, including goodwill, on the annual impairment test date or more frequently if there are indicators of impairment. No such indicators were present during the period ended July 31, 2021.

Goodwill for the Predecessor (SLH) represents the excess of the reorganization value over the fair value of tangible and intangible assets in fresh start accounting. Goodwill in the Successor and Predecessor (PL) periods represented the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

The Company tests goodwill for impairment on the first day of the last month of the fourth quarter (January 1) in accordance with ASC 350, Intangibles—Goodwill.

In connection with the impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Performing a quantitative goodwill impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company fails or elects to bypass the qualitative assessment, the goodwill impairment test must be performed. This test requires a comparison of the carrying value of the reporting unit to its estimated fair value. If the carrying value of a reporting unit’s goodwill exceeds its fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit. In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.

Impairment of Goodwill and Intangible Assets for the Predecessor (PL) Period ended April 30, 2020

During the three months ended April 30, 2020, the emergence of COVID-19 as a global pandemic had an adverse impact on our business. While the online learnings tools the Company offers have many advantages over traditional in person learning in the current environment, some of the Company’s customers in heavily impacted industries have sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts have come up for renewal. In addition, identifying and pursing opportunities for new customers became much more challenging in this environment. In addition to the uncertainty introduced by COVID-19, the Company’s over leveraged capital structure continued to create headwinds. In April 2020, the Company received temporary forbearance from its lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around the Company’s capital structure and future ownership, continued to hurt its business, as new and existing customers displayed apprehension about the ultimate resolution of the Company’s capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding the Company’s capital structure combined with the potential impact that COVID-19 would have on the Company and the global economy, resulted in a significant decline in the fair value of its reporting units during the first quarter ended April 30, 2020, with the impact being more significant to the SumTotal business on a relative basis due to its smaller scale and forecasted cash flow generation.

As part of the Company’s evaluation of impairment indicators based on the circumstances described above as of April 30, 2020, the Company determined its SumTotal long-lived asset group failed the undiscounted cash flow recoverability test. Accordingly, the Company estimated the fair value of its individual long-lived assets to determine if any impairment charges were present. The Company’s estimation of the fair value of definite lived intangible assets included the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Based on these analyses, the Company concluded the fair values of certain SumTotal intangible assets were lower than their current carrying values, accordingly impairment charges of $62.3 million were recognized in the 3 months ended April 30, 2020 (Predecessor (PL)).

In light of the circumstances above, management also concluded that a triggering event had occurred with respect to the Company’s indefinite-lived Skillsoft trade name as of April 30, 2020. Accordingly, the Company estimated the fair value of the Skillsoft trade name using a discounted cash flow analysis which reflected estimates of future revenue, royalty rates, cash flows, and discount rates. Based on this analysis, the Company concluded the carrying value of the Skillsoft trade name exceeded its fair value, resulting in an impairment charge of $92.2 million in the 3 months ended April 30, 2020 (Predecessor (PL)).

In accordance with ASC 350, for goodwill the Company determined triggering events had occurred and performed an impairment test as of April 30, 2020 that compared the estimated fair value of each reporting unit to their respective carrying values. The prospective financial information used for fiscal years 2021, 2022 and 2023 for these impairment tests was consistent with financial projections included in the Plan of Reorganization and future growth rates tracked to terminal growth rate assumptions. The Company considered the results of both a discounted cash flow (“DCF”) analysis and an EBITDA multiple approach. The Company also considered observable debt trading prices for the debt jointly borrowed by its parent entity and the Company’s subsidiary, Skillsoft Corporation, however, by the end of March 2020, most holders were restricted from trading in anticipation of a restructuring and market prices after that period were therefore less reliable. The results of the impairment tests performed indicated that the carrying value of the Skillsoft and SumTotal reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recorded a $107.9 million goodwill impairment for the Skillsoft reporting unit and a $70.0 million goodwill impairment for the SumTotal reporting unit.

In total, as described in detail above, the Company recorded $332.4 million of goodwill and intangible asset impairment charges for the 3 months ended April 30, 2020 (Predecessor (PL)), consisting of (i) $62.3 million of impairments of SumTotal definite-lived intangible assets, (ii) an $92.2 million impairment of the Skillsoft trade name, (iii) a $107.9 million goodwill impairment for the Skillsoft reporting unit and (iv) a $70.0 million goodwill impairment for the SumTotal reporting unit. The Company believes that its procedures for estimating gross future cash flows for each intangible asset are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

A roll forward of goodwill is as follows:

Description	Skillsoft	SumTotal		GK		Consolidated
Goodwill, net January 31, 2021 (Predecessor)	$491,654		$3,350		$—	$495,004
Foreign currency translation adjustment	(135)		—		—	(135)
Goodwill, net June 11,2021 (Predecessor)	491,519		3,350		—	$494,869
Acquisition of Skillsoft and GK	584,922		52,745		108,008	745,675
Foreign currency translation adjustment	(13)		(47)		3	(57)
Acquisition of Pluma	15,559		—		—	15,559
Goodwill, net July 31, 2021(Successor)	$600,468		$52,698		$108,011	$761,177

Goodwill at July 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)), for the Skillsoft segment was $600.5 million and $491.7 million, respectively. There were no accumulated impairment losses for the Skillsoft segment at July 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)).

Goodwill at July 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)), for the SumTotal segment was $52.7 million and $3.4 million, respectively. There were no accumulated impairment losses for the SumTotal segment at July 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)).

Goodwill at July 31, 2021 (Successor), for the Global Knowledge segment was $108.0 million. There were no accumulated impairment losses for the Global Knowledge segment at July 31, 2021.

(5) Taxes

For the Successor period from June 12, 2021 through July 31, 2021, the Company recorded a tax benefit of $5.5 million on pretax loss of $43.0 million. The tax benefit reflects current period changes in the Company’s valuation allowance on our deferred tax assets and the impact of foreign rate differential.

For the Predecessor period from May 1, 2021 through June 11, 2021, the Company recorded a tax benefit of $1.6 million on pretax loss of $13.5 million. The tax benefit reflects the impact of changes in the Company’s valuation allowance on our deferred tax assets and for foreign rate differential. For the predecessor period from February 1, 2021 through June 11, 2021, the Company recorded a tax benefit of $3.7 million on pretax loss of $53.0 million. The tax benefit reflects the impact of changes in the Company’s valuation allowance on our deferred tax assets and for foreign rate differential.

For the three-month and six-month predecessor periods ended July 31, 2020, the Company recorded tax benefits of $0.9 million and $9.8 million on pretax losses of $71.9 million and $514.7 million, respectively. The tax benefit reflected the impact of foreign rate differential, changes in the Company’s valuation allowance on our deferred tax assets and the impairment of intangible assets.

(6) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021
Deferred commission costs – current	$2,179	$3,147
Reclaimable tax	9,842	9,927
Prepaid software maintenance costs	10,020	8,587
Prepaid royalties	2,981	2,958
Prepaid insurance costs	6,270	752
Prepaid employee benefits	1,570	1,620
Other Prepaid expenses	9,506	2,336
Course material	1,333	—
Other receivables	1,834	964
Other current asset	3,049	35
Total prepaid expenses and other current assets	$48,584	$30,326

(7) Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021
Deferred commission costs – non-current	$2,933	$4,437
Deposits	3,043	1,618
Other	2,116	2,581
Total other assets	$8,092	$8,636

(8) Accrued Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021
Professional fees	$8,881		$8,832
Accrued sales tax/VAT	6,583		5,379
Accrued royalties	1,580		2,152
Accrued tax	5,581		2,634
Accrued interest	1,168		491
Accrued acquisition related costs	14,526		—
Refundable payments	3,597		—
Other accrued liabilities	20,557		3,637
Total accrued expenses	$62,473		$23,125

(9) Restructuring

In connection with strategic initiatives implemented during the period ended July 31, 2021 (Successor), June 11, 2021 (Predecessor (SLH)) and July 31, 2020 (Predecessor (PL)), the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded $0.3 million of restructuring charges during the period from June 12, 2021 through July 31, 2021 (Successor) and recorded a credit of $0.7 million during the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)). The company recorded charges of $0.8 million and $1.1 million during the three and six months ended July 31, 2020 (Predecessor(SLH)), which is included in the statement of operations as restructuring.  Substantially all of this charge represents the severance costs of terminated employees.

(10) Leases, Commitments and Contingencies

Leases

The Company measured Skillsoft and Global Knowledge’s legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $24.6 million and $25.8 million, respectively. All leases are classified as operating leases, except an equipment lease agreement for the Company’s hosting services and storage, which qualifies as finance lease under U.S. GAAP.

The Company’s lease portfolio includes office space, training centers, equipment and vehicles to support its research and development activities, sales operations and other corporate and administrative functions in North America, Europe, and Asia. The Company’s leases have remaining terms of one year to twelve years. Some of the Company’s leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The Company used a weighted average incremental borrowing rate of 6.12% as of June 11, 2021, the acquisition date, for its operating leases that commenced prior to that date. The Company used an implicit rate provided in the equipment lease agreement for its finance lease in determining the present value of future payments. The Company elected the package of practical expedients permitted under the transition guidance which were applied consistently to all of the Company’s leases that commenced before the acquisition date. The Company also elected the short-term lease recognition exemption for all qualifying leases, where ROU assets and lease liabilities are not recognized for leases with the remaining terms of less than one year.

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s consolidated balance sheets as of July 31, 2021. The finance lease is included in the caption “Property and equipment, net” and “Lease Liabilities” on the Company’s consolidated balance sheets as of July 31, 2021. The weighted-average remaining lease term of the Company’s operating leases is 5.3 years, and the remaining lease term of its finance lease is 0.4 year as of July 31, 2021. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $2.1 million and related cash payments were $2.3 million for the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)). The lease costs were $1.7 million and related cash payments were $1.7 million for the period from June 12, 2021 to July 31, 2021 (Successor). The lease costs were $3.3 million and related cash payments were $3.1 million for the six months ended July 31, 2020 (Predecessor (PL)). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance lease related cash payments were included in the financing cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of July 31, 2021 (Successor):

Fiscal Year Ended January 31 (in thousands):	Operating Leases	Finance Lease
2022 (excluding 6 months ended July 31, 2021)	$5,033	$905
2023	8,782	—
2024	4,457	—
2025	3,195	—
2026	1,396	—
Thereafter	6,150	—
Total future minimum lease payments	29,013	905
Less effects of discounting	(4,110)	(48)
Total lease liabilities	$24,903	$857

Reported as of July 31, 2021
Lease liabilities	$8,805	$857
Long-term lease liabilities	16,098	--
Total lease liabilities	$24,903	$857

Litigation

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defense and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is presently not a party to any material legal proceedings.

In connection with the Skillsoft Merger, two lawsuits were filed by Churchill shareholders alleging breaches of fiduciary duty and violations of the disclosure requirements of the Securities Exchange Act of 1934, as amended.  These lawsuits were dismissed as of July 6, 2021, and July 7, 2021, respectively, following the completion of the Skillsoft Merger on June 11, 2021.

Guarantees

The Company’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property right.

The Company has entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability and such agreements permit those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels for an agreed upon period of time.

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

(11) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021
Term Loan - current portion	3,600	5,200
Current maturities of long-term debt	3,600	5,200

Term Loan - long-term portion	476,400	514,800
Less: Fresh-Start Reporting Fair Value Adjustment	—	(4,564)
Less: Original Issue Discount - long-term portion	(7,175)	—
Less: Deferred Financing Costs - long-term portion	(5,426)	—
Long-term debt	463,799	510,236

Exit Credit Facility (Predecessor)

Upon emergence from Chapter 11, the Company entered into the Exit Credit Facility of $520 million consisting of (i) a $110 million super senior term loan facility, the First Out Term Loan due in December 2024, and (ii) a $410 million first lien, second-out term loan facility, the Second Out Term Loan due in April 2025. The Exit Credit Facility incurred interest at a rate equal to LIBOR plus 7.50% per annum, with a LIBOR floor of 1.00%. The Exit Credit Facility contained customary provisions and reporting requirements, including prepayment penalties and a maximum leverage covenant. Quarterly principal repayments of $1.3 million began for the quarter ended April 30, 2021 and increased to $2.6 million for the quarter ended April 30, 2022 until maturity.

Immediately following the effective time of the Skillsoft Merger on June 11, 2021, each outstanding share of Churchill Class C common stock issued to the former holders of Skillsoft Class A Shares in connection with the Skillsoft Merger was redeemed for a redemption price of (i) $131.51 per share in cash and (ii) $5.208 per share in incremental indebtedness (the “Class A SO Incremental Loans”) under that certain Senior Secured Second Out Term Loan Credit Agreement (the “SO Credit Agreement”), dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l. (“Holdings”), as the parent borrower (the “Parent Borrower”), the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent, as amended (the “SO Credit Agreement”) for a total aggregate increase of $20 million of second out term loans under the SO Credit Agreement. In addition, upon the closing of the Global Knowledge Merger, (i) pursuant to a Joinder Agreement, dated as of June 11, 2021, by and among certain lenders party thereto, Holdings, the Parent Borrower and the other borrower party thereto, such lenders were issued an aggregate principal amount of $50 million of incremental first out term loans (the “GK FO Incremental Loans”) under that certain Senior Secured Term Loan Credit Agreement dated as of August 27, 2020, by and among Holdings, the Parent Borrower, the other borrower party thereto, the several banks and other financial institutions from time to time party thereto, as lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, as amended (the “FO Credit Agreement”) and (ii) pursuant to a Joinder Agreement, dated as of June 11, 2021 by and among certain lenders party thereto, Holdings, the Parent Borrower, the other borrower party thereto, such lenders were issued an aggregate principal amount of $20,000,000 of incremental second out term loans under the SO Credit Agreement (the “GK SO Incremental Loans” and together with the GK FO Incremental Loans and the Class A SO Incremental Loans, the “Incremental Loans”).

Term Loan (Successor)

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into that certain Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, Skillsoft Finance I, Inc., as holdings (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”) to Skillsoft Finance II, the proceeds of which, together with cash on hand, were used to refinance the First Out Term Loan and Second Out Term Loan (discussed above). The Term Loan Facility is scheduled to mature on July 16, 2028 (the “Maturity Date”).

The Term Loan Facility is guaranteed by Holdings and certain material subsidiaries of Skillsoft Finance II (collectively, the “Loan Parties”). All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the material assets of the Loan Parties.

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) LIBOR (subject to a floor of 0.75%) plus 4.75% for Eurocurrency Loans or (b) the highest of (i) the Federal Funds Effective Rate plus ½ of 1%, (ii) the “prime rate” quoted by the Administrative Agent, (iii) LIBOR plus 1.00% and (iv) 1.75%, plus 3.75% for ABR Loans. The $480 million of initial term loan bears interest at a rate equal to LIBOR plus 4.75%, per annum, with a LIBOR floor of 0.75%, and quarterly principal repayments of $1.2 million begin for the quarter ended January 31, 2022 until maturity.

Voluntary prepayment is permitted under the Term Loan Facility subject to a premium of 2% for any prepayments prior to the 12 month anniversary of the Term Loan Facility. Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Credit Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions.

The Company received $464.3 million of net proceeds (net of $8.5 million of financing costs and $7.2 million of original issuance discounts) from the Term Loan Facility on July 16, 2021. The Company used the net proceeds and cash on hand to pay down $608.7 million of outstanding borrowings from the Exit Credit Facility and $5.0 million of interest on July 16, 2021.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $5.5 million and $7.2 million, respectively, will be amortized as additional interest expense over the term of the Term Loan.  Furthermore, $3.1 million of third-party costs incurred were recognized as interest expenses in the accompanying statement of operations for the period from June 12, 2021 through July 31, 2021.

The Company’s debt outstanding as of July 31, 2021 matures as shown below (in thousands):

Fiscal year ended January 31:
2022 (remaining 6 months)	$1,200
2023	4,800
2024	4,800
2025	4,800
2026	4,800
Thereafter	459,600
Total payments	480,000
Less: Current portion	(3,600)
Less: Unamortized original issue discount and issuance costs	(12,601)
Long-term portion	$463,799

(12) Long-Term Liabilities

Other long-term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31,2021
Uncertain tax positions; including interest and penalties – long-term	$4,448	$5,794
Other	597	1,104
Total other long-term liabilities	$5,045	$6,898

(13) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of July 31, 2021, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of July 31, 2021, 133,059,021 shares of Class A common stock were issued and outstanding.

The number of authorized shares of Class A common stock or preferred stock authorized for issuance may be increased by the affirmative vote of the holders of a majority in voting power of the Company’s capital stock entitled to vote thereon. Except as required by law, holders of share of Class C common stock are not entitled to vote any such shares.

Subject to applicable law, the Company may declare dividends to be paid ratably to holders of Class A common stock out of the Company’s assets that are legally available to be distributed as dividends in the discretion of the Company’s board of directors. Holders of Class C common stock are generally not entitled to dividends.

Software Luxembourg Holding S.A. (Predecessor (SLH))

Reorganization

On August 27, 2020 Pointwell (which had been a direct wholly owned subsidiary of Evergreen Skills Lux S.à r.l.), and certain of its subsidiaries, completed a reorganization. As a result of the reorganization, ownership of Pointwell was transferred to the Company’s lenders and no consideration or right to future consideration was provided to the former equity holders of Pointwell. In addition, the shared-based compensation plans, described below were cancelled with no consideration provided.

In Settlement of Predecessor’s first and second lien debt obligations, the holders of the Predecessors first lien received a total of 3,840,000 of Class A common shares. The Predecessor’s second lien holders received a total of 160,000 of Class B common shares and a total of 705,882 warrants to purchase additional common shares. The predecessor warrants were valued using a probability-based approach that considered management’s estimate of the probability of (i) a sale of the company that met certain conditions that caused the warrants to be cancelled for no consideration, (ii) a sale of the company that did not meet certain conditions that caused the warrants to be cancelled for no consideration and (iii) warrants being held to maturity, with the last two scenarios utilizing a Black-Scholes model to estimate fair value. As a result of the Skillsoft Merger, the warrants were terminated for no consideration on June 11, 2021.

Share Capital

As of January 31, 2021 the Predecessor’s authorized share capital consisted of 1,000,000,000 common shares with a par value $0.01 each. This consists of 800,000,000 Class A shares and 200,000,000 Class B shares. As of January 31, 2021, 4,000,000 common shares were issued and outstanding. This consists of 3,840,000 Class A shares and 160,000 Class B shares.

Any amendment to the share capital of the Predecessor shall be voted upon by the extraordinary general meeting of shareholders upon approval by a majority of the shareholders representing three quarters of the share capital at least. The Predecessor has no authorized share capital which would enable its board of managers to increase the share capital. Each share of the Predecessor is entitled to one vote at ordinary and extraordinary general meetings. The amendments to the articles of association of the Predecessor require the approval of a majority of shareholders representing three quarters of the share capital at least. In case the Predecessor shall have only one single shareholder, the sole shareholder exercises all the powers granted to the general meeting of shareholders.

Any legally available amounts to be distributed by the Predecessor in or in respect of any financial period (the Predecessor’s financial year starts on the first of February and ends on the thirty-first of January) may be distributed amongst the holders of shares in proportion to the number of shares held by them. Any decision to distribute legally available amounts shall be adopted either by the board of managers or the general meeting of shareholders of the Predecessor, as the case may be.

(14) Warrants

In connection with the formation of the Company and subsequent acquisitions of Software Luxembourg Holdings and Albert DE, warrants to purchase common stock were issued to investors, sellers of Albert DE and an executive of the company. Warrants that are not subject to ASC 718, Stock Compensation and (i) contained features that could cause the warrant to be puttable to the Company for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on the company’s balance sheet and measured at fair value, with changes in fair value being recorded in the income statement, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of liability classified warrants is as follows:

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at July 31,
Type	Shares	Price	Price	Date	2021
Private Placement Warrants – Sponsor	16,300,000	$11.50	None	6/11/26	$28,525

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 of warrants were issued at Closing in connection with the repayment of a promissory note due to the Sponsor. 1,000,000 of the Private Placement warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions were dependent upon the characteristics of the holder of the warrant. Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock, and are classified as a liabilities measured at fair value, with changes in fair value each period reported in earnings.

A summary of equity classified warrants is as follows:

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,000,000	$11.50	$18.00	6/11/26
Private Placement Warrants (PIPE)	16,666,667	$11.50	$18.00	6/11/26
Private Placement Warrants (GK)	5,000,000	$11.50	None	10/12/25
Private Placement Warrants (CEO)	1,000,000	$11.50	None	6/11/26
Total	45,666,667

A description of each category of warrants issued and outstanding is as follows:

●	Public Warrants - Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”), resulting in the issuance of 23,000,000 warrants. Prior to the Skillsoft Merger, Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which states that in in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly there were potential scenarios outside of the control of the Company (which had more than one class of outstanding common stock prior to the Merger), where all warrant holders would be entitled to cash, while only certain of the holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021 when only one class of voting shares remained outstanding, the warrants could now meet equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance.
●	Private Placement Warrants (PIPE) - In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Churchill Class A common stock. The PIPE Private Placement Warrants are issued in the same form as the Public Warrants.
●	Private Placement Warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE, 5,000,000 warrants were issued to the former owners of Global Knowledge. These warrants are similar to the Private Placement Warrants except the warrants are not subject to the redemption provisions described above if transferred.
●	Private Placement Warrants (CEO) - Effective at Closing, the Sponsor committed to transfer 1,000,000 fully vested Private Placement Warrants to the CEO pursuant his employment agreement with the Company. The warrants are subject to ASC 718

Stock Compensation and the Company recognized stock-based compensation expense of $2.8 million for the period from June 12, 2021 to July 31, 2021.

Public Warrants and PIPE Private Placement Warrants (hereinafter referred to as “Redeemable Warrants”) are currently exercisable and may only be exercised for a whole number of shares.  The Company may redeem these warrants:

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

If the Company calls the Redeemable Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.  However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

The Sponsor and CEO Private Placement Warrants have the same terms as the Public Warrants, except they will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants Sponsor are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.  The Global Knowledge Private Placement Warrants are not redeemable, even upon a transfer in ownership.

(15) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSU’s to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Award and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of Common Stock than provided herein. As of July 31, 2021 a total of 7,443,086 shares of common stock were available for issuance under the 2020 Plan.

Stock Options

Under the 2020 Plan all employees, directors and consultants are eligible to receive incentive share options or non-statutory share options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionees’ death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following table summarizes the stock option activity for the period ended July 31, 2021:

Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Shares	Price		Term (Years)	Value
(In Thousands)
Outstanding, June 11, 2021					$
Granted	2,198,000		$10.75	4.0		—
Exercised	—		—	—		—
Forfeited	—		—	—		—
Expired	—		—	—		—
Outstanding, July 31, 2021	2,198,000		$10.75	3.9		—
Vested and Exercisable, July 31, 2021	—	$

The total unrecognized equity-based compensation costs related to the stock options was $7.1 million, which is expected to be recognized over a weighted-average period of 3.9 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

From June 12, 2021
to July 31, 2021
Risk-free interest rates	0.98%
Expected dividend yield	—
Volatility factor	30%
Expected lives (years)	6.1
Weighted average fair value of options granted	$3.34

Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Restricted stock units vest ratably over a three or four-year period, subject to continued employment through each anniversary. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following table summarizes the RSU activity for the period ended July 31, 2021:

Weighted-
			Average Grant	Aggregate
	Shares		Date Fair Value	Intrinsic Value
(in thousands)
Unvested balance, June 11, 2021
Granted	2,732,408		$10.75		29,373
Exercised	—		—		—
Forfeited	—		—		—
Expired	—		—		—
Unvested balance, July 31, 2021	2,732,408		10.75		$29,373

The total unrecognized stock-based compensation costs related to RSUs was $28.1 million, which is expected to be recognized over a weighted-average period of 3.9 years.

Performance-based Restricted Stock Units

Performance-based restricted stock units (“PSUs”) vest over a four-year performance period, subject to continued employment through each anniversary and achievement of a share price threshold ($12.50 for 20 out of 30 consecutive trading days prior to the fourth anniversary). The fair value of PSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following table summarizes the PSU activity for the period ended July 31, 2021:

Weighted-
		Average Grant		Aggregate
	Shares	Date Fair Value		Intrinsic Value
(in thousands)
Unvested balance, June 11, 2021
Granted	732,408		$8.60		6,299
Exercised	—		—		—
Forfeited	—		—		—
Expired	—		—		—
Unvested balance, July 31, 2021	732,408		8.60		$6,299

The total unrecognized stock-based compensation costs related to PSUs was $4.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

Successor
June 12, 2021
through July 31,
2021
Cost of revenues	$—
Content and software development	254
Selling and marketing	326
General and administrative	4,237
Total	$4,817

Stock-based compensation expense for the period ended July 31, 2021 includes $2.8 million attributable to 1,000,000 warrants issued to the chief executive officer that vested on June 11, 2021 upon completion of the merger and his commencement of employment with the Company.

(16) Revenue

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the period from June 12, 2021 to July 31, 2021 (Successor), the period from May 1, 2021 to July 31, 2021 (Predecessor (SLH)), the period from February 1, 2021 to July 31, 2021 (Predecessor(SLH)), and the three months and six months ended July 31, 2021 (Predecessor (PL)), (in thousands):

	Successor	Predecessor (SLH)		Predecessor (PL)
	From	From	From
	June 12,	May 1, 2021	February 1,	Three months	Six months
	2021 to July	to June 11,	2021 to June	ended July 31,	ended July 31,
	31, 2021	2021	11, 2021	2020	2020
SaaS and subscription services	$34,534	40,577	119,233	100,398	201,492
Software maintenance	1,637	1,938	5,984	5,119	10,378
Professional services	3,060	5,384	13,495	10,247	21,189
Perpetual software licenses	34	36	924	1,053	2,084
Hardware and other	8	—	—	18	21
Virtual, on-demand and classroom	18,639	—	—	—	—
Total net revenues (1)	$57,912	47,935	139,636	116,835	235,164

The following table sets forth our revenues by geographic region for the period from June 12, 2021 to July 31, 2021 (Successor), the period from May 1, 2021 to July 31, 2021 (Predecessor (SLH)), the period from February 1, 2021 to July 31, 2021 (Predecessor (SLH) and the three months and six months ended July 31, 2021 (Predecessor (PL)), (in thousands):

	Successor	Predecessor (SLH)		Predecessor (PL)
	From	From	From
	June 12,	May 1, 2021	February 1,	Three months	Six months
	2021 to July	to June 11,	2021 to June	ended July 31,	ended July 31,
	31, 2021	2021	11, 2021	2020	2020
Revenue:
United States	$36,572	34,913	101,884	90,565	181,242
Other Americas	4,495	3,042	8,724	4,762	11,238
Europe, Middle East and Africa	14,281	6,799	19,729	14,360	28,583
Asia-Pacific	2,564	3,181	9,299	7,148	14,101
Total net revenues (1)	$57,912	47,935	139,636	116,835	235,164

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the periods through July 31, 2021 was as follows (in thousands):

Deferred revenue at January 31, 2021 (Predecessor (SLH))	$260,584
Billings deferred	109,450
Recognition of prior deferred revenue	(139,636)
Deferred revenue at June 11, 2021 (Predecessor (SLH))	$230,398

Acquisition of Skillsoft and GK	146,318
Billings deferred	74,395
Recognition of prior deferred revenue	(57,912)
Acquisition of Pluma	4,848
Deferred revenue at July 31, 2021 (Successor)	$167,649

Deferred revenue performance obligations relate predominately to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the periods through July 31, 2021 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2021 (Predecessor (SLH))	$7,584
Contract acquisition costs	6,931
Recognition of contract acquisition costs	(5,828)
Deferred contract acquisition costs at June 11, 2021 (Predecessor (SLH))	8,687

Deferred contract acquisition costs at June 12, 2021 (Successor)	—
Contract acquisition costs	7,355
Recognition of contract acquisition costs	(2,243)
Deferred contract acquisition costs at July 31, 2021 (Successor)	$5,112

(17) Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2021 and are categorized using the fair value hierarchy (in thousands):

	Total	(Level 3)

Private Placement Warrants – Sponsor	$28,525	28,525
Total assets recorded at fair value	$28,525	28,525

The following table is a reconciliation of Level 3 instruments for which significant unobservable inputs were used to determine fair value:

Three months ended
April 30, 2021
Balance as of January 31, 2021 (Predecessor (SLH))	$900
Impact of warrant modification, recorded in shareholders’ equity	—
Unrealized gains recognized as other income	(900)
Balance as of June 11, 2021 (Predecessor (SLH))	—

Balance as of June 12, 2021 (Successor)	45,640
Unrealized gains recognized as other income	(17,115)
Balance as of July 31, 2021 (Successor)	$28,525

Predecessor Company (SLH) Warrants

At each relevant measurement date, the predecessor warrants were valued using a probability-based approach that considered management’s estimate of the probability of (i) a sale of the company that met certain conditions that caused the warrants to be cancelled for no consideration, (ii) a sale of the company that did not meet certain conditions that caused the warrants to be cancelled for no consideration and (iii) warrants being held to maturity, with the last two scenarios utilizing a Black-Scholes model to estimate fair value.  As a result of the Skillsoft Merger, the warrants were terminated for no consideration on June 11, 2021 and, as a result, the Company recorded a gain of $0.9 million for the period from February 1, 2021 to June 11, 2021.

Successor Company Warrants

The Company classifies certain Private Placement Warrants as liabilities in accordance with ASC Topic 815.  The Company estimates the fair value of the Private Placement Warrants using a Black-Scholes option pricing model.  The fair value of the Private Placement Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market.   The fair value of the Private Placement Warrants classified as liabilities was estimated at June 11, 2021 and July 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

	June 11, 2021	July 31, 2021
Risk-free interest rates	0.76%	0.67%
Expected dividend yield	—	—
Volatility factor	31%	33%
Expected lives (years)	5.0	4.9
Value per unit	2.80	$1.75

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of July 31, 2021, approximate their fair value because of the short maturity of those instruments.

The Company considered the fair value of its external borrowings and believes their carrying values approximate fair value at July 31, 2021 based on the timing of the July 2021 Term Loans.

(18) Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers (CODMs) is its Chief Executive Officer. The Company’s CODMs evaluate results using the operating segment structure is the primary basis for which the allocation of resources and financial results are assessed.

The Company has organized its business into three segments: Skillsoft, SumTotal and GK. All of the Company’s businesses market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODMs primarily use revenues and operating income as measures used to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no net revenue transactions between the Company’s reportable segments.

The Skillsoft business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. In addition, Skillsoft offers Percipio, an intelligent online learning experience platform that delivers an immersive learning experience. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

The SumTotal business provides a unified, comprehensive and configurable solution that allows organizations to attract, develop and retain the talent. SumTotal’s solution impacts a company’s workforce throughout the entire employee lifecycle and helps companies succeed in an evolving business climate. SumTotal’s primary solutions are Talent Acquisition, Learning Management, Talent Management and Workforce Management.

The Global Knowledge business offers training solutions covering information technology and business skills for corporations and their employees. Global Knowledge guides its customers throughout their lifelong technology learning journey by offering relevant and up-to-date skills training through instructor-led (in-person “classroom” or online “virtual”) and self-paced (“on-demand”), vendor certified, and other proprietary offerings. Global Knowledge offers a wide breadth of training topics and delivery modalities (classroom, virtual, on-demand) both on a subscription and transactional basis.

The following table presents summary results for each of the businesses for the period from June 12, 2021 to July 31, 2021 (Successor), the period from May 1, 2021 to July 31, 2021 (Predecessor), the period from February 1, 2021 to July 31, 2021 (Predecessor), and the three months and six months ended July 31, 2021 (Predecessor), (in thousands):

	Successor	Predecessor (SLH)		Predecessor (PL)
	From	From	From
	June 12,	May 1, 2021	February 1,	Three months	Six months
	2021 to July	to July 31,	2021 to July	ended July 31,	ended July 31,
	31, 2021	2021	31, 2021	2020	2020
Skillsoft
Revenues	23,379	34,377	101,434	84,087	168,406
Operating expenses	60,387	44,754	137,882	89,632	377,552
Operating (loss) income	(37,008)	(10,377)	(36,448)	(5,545)	(209,146)
SumTotal
Revenues	9,873	13,558	38,202	32,748	66,758
Operating expenses	14,883	12,101	38,377	28,387	196,541
Operating income (loss)	(5,010)	1,457	(175)	4,361	(129,783)
Global Knowledge
Revenues	24,660	—	—	—	—
Operating expenses	32,255	—	—	—	—
Operating loss	(7,595)	—	—	—	—
Consolidated
Revenues	57,912	47,935	139,636	116,835	235,164
Operating expenses	107,525	56,855	176,259	118,019	574,093
Operating loss	(49,613)	(8,920)	(36,623)	(1,184)	(338,929)
Total non-operating income	16,418	759	407	898	1,809
Interest expense, net	(9,844)	(5,317)	(16,756)	(61,011)	(166,970)
Reorganization items, net	—	—	—	(10,593)	(10,593)
Benefit from income taxes	5,504	1,619	3,708	909	9,800
Net loss	(37,535)	(11,859)	(49,264)	(70,981)	(504,883)

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of July 31, 2021 and January 31, 2021 (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021

Skillsoft	$1,471,444	$1,398,379
SumTotal	196,071	147,358
Global Knowledge	366,906	—
Corporate	 —	 —
Consolidated	$2,034,421	$1,545,737

The following table sets forth the Company’s long-lived tangible assets by geographic region for the years ended July 31, 2021 and January 31, 2021 (in thousands):

	Successor	Predecessor (SLH)
	July 31, 2021	January 31, 2021

United States	$12,276	$10,613
Ireland	499	609
Rest of world	2,280	2,558
Total	$15,055	$13,780

(19) Net Loss Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options, and shares issuable under the employee stock purchase plan using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except number of shares and per share data):

	Successor	Predecessor (SLH)		Predecessor (PL)
	From	From	From
	June 12,	May 1, 2021	February 1,	Three months	Six months
	2021 to July	to July 31,	2021 to July	ended July 31,	ended July 31,
	31, 2021	2021	31, 2021	2020	2020
Net loss	$(37,535)	(11,859)	(49,264)	(70,981)	(504,883)

Weighted average common shares outstanding:
Ordinary – Basic and Diluted (Predecessor)	*	*	*	100.1	100.1
Class A and B – Basic and Diluted (Predecessor)	*	4,000	4,000	*	*
Ordinary – Basic and Diluted (Successor)	133,059	*	*	*	*

Net loss per share:
Ordinary – Basic and Diluted (Predecessor)	*	*	*	$(709.10)	$(5,043.79)
Class A and B – Basic and Diluted (Predecessor)	*	$(2.96)	$(12.32)	*	*
Ordinary – Basic and Diluted (Successor)	$(0.28)	*	*	*	*

*    Not Applicable

During the period ending July 31, 2021, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Successor	Predecessor (SLH)

Warrants to purchase common shares	61,967	706
Stock Options	2,198	—
RSU’s	3,465	—
Total	67,630	706

(20) Related Party Transactions

Predecessor (SLH) Related Party Transactions

Upon our emergence from Chapter 11 on August 27, 2020, our exit facility consisting of $110 million of First Out Term Loans and $410 million of Second Out Term Loans were financed in whole by our Class A shareholders. Class A shareholders have the ability to trade their debt positions independently from their equity positions, however, as of January 31, 2021, the substantial majority of First Out and Second Out term loans continue to be held by Class A shareholders. In connection with our refinancing that closed on July 16, 2021, the First and Second Out terms loans were repaid in full.

Successor Related Party Transactions

In connection with the closing of merger on June 11, 2021, the Company entered into a strategic support agreement with its largest shareholder, pursuant to which the shareholder agreed to provide certain business development and investor relations support to the Company for one year after closing of the transaction. The shareholder is one of the largest technology investors in the world, with a large portfolio of investments where they maintain control of or have significant influence over companies, including some ed-tech companies that we compete with or may partner with in the future. For the period from June 11, 2021 to July 31, 2021, we have not entered into any new transactions with affiliates of our largest shareholder.

(21) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of July 31, 2021 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Skillsoft (as defined below) should be read in conjunction with Skillsoft’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements for the year ended January 31, 2021 and the related notes included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Skillsoft’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this report. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

Completion of the Business Combination

On June 11, 2021, the Company and Software Luxembourg Holding S.A., a global leader in digital learning and talent management solutions, completed a business combination and subsequent acquisition of Albert DE Holdings Inc. (“Global Knowledge” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development. The combined company operates as Skillsoft Corp. (“Skillsoft”, “we”, “us”, “our” and the “Company”) and is listed on the New York Stock Exchange under the new ticker symbol “SKIL” beginning on June 14, 2021.

Change in Fiscal Year

On June 21, 2021, our board of directors approved the adoption of a January 31 year-end for the Company’s financial reporting, effective immediately, to align Churchill Capital Corp II and Global Knowledge with the pre-business combination Skillsoft’s fiscal year end. As a result, this fiscal year ends on January 31, 2022 (fiscal 2022) and the second quarter of fiscal 2022 ended on July 31, 2021.

Company’s Business following the Business Combination

Skillsoft is a global leader in corporate digital learning, serving approximately 70% of the Fortune 1000, customers in over 160 countries, and more than 45 million learners globally. The Company provides enterprise learning solutions designed to prepare organizations for the future of work, enable them to overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in one of their most important assets: their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, including one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, its award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. Learn more at www.skillsoft.com.

Skillsoft’s primary learning solutions include: (i) Skillsoft Percipio, an intelligent and immersive digital learning platform; (ii) Skillport, a legacy learning content delivery platform; (iii) Global Knowledge, a global provider of authorized information technology & development training and professional skills; and (iv) SumTotal, a SaaS-based Human Capital Management (“HCM”) solution with a leading Talent Development platform.

Skillsoft provides enterprise learning solutions, and premium, authorized, and original content that help many of the world’s leading organizations drive measurable improvement and overcome critical skills gaps. Skillsoft sells broad portfolio of content and solutions to customers through our leading sales force across a global footprint. Skillsoft is deeply embedded within our customers’ organizations, and constantly evolving our solutions to address their needs and current market trends.

The corporate digital learning industry is rapidly growing, driven by significant tailwinds as organizations focus on upskilling, reskilling, and future-proofing their workforces and the accelerated shift from in-person training to digital training due, in part, to the COVID-19 pandemic. Organizations invest in learning and talent solutions to build a more motivated, skilled, and resilient workforce. Skillsoft helps them accomplish these objectives by delivering a complete learning solution, supported by our proven, dynamic, and comprehensive content portfolio, which includes offerings across the Leadership and Business Skills, Technology and Development, and Compliance customer market segments. Our solutions are powered by engaging learning platforms, including our wholly owned subsidiary, Global Knowledge, and our award-winning, state-of-the-art learning experience platform, Percipio, and our SumTotal Talent Development platform.

Results of Operations

Our financial results for the period of June 12, 2021 to July 31, 2021 are referred to as those of the “Successor” period. Our financial results for the periods of May 1, 2021 to June 11, 2021 and February 1, 2021 to June 11, 2021 are referred to as those of the “Predecessor (SLH)” periods. Our financial results for the three and six months ended July 31, 2020 are also referred to as those of the “Predecessor (PL)” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires us to report on our results for the period from June 12, 2021 through July 31, 2021, May 1, 2021 through June 11, 2021, February 1, 2021 through June 11, 2021, May 1, 2020 through July 31, 2020, and February 1, 2020 through July 31, 2020, separately, management views the Company’s operating results for the three and six months ended July 31, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the meaningful comparison of our results to prior periods.

We cannot adequately benchmark the operating results for the three and six months ended July 31, 2021 against any of the previous periods reported in our Consolidated Financial Statements without combining the period from February 1, 2021 through June 11, 2021 and the period from June 12, 2021 through July 31, 2021 and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as revenue and operating (loss) income for the Successor period when combined with the Predecessor periods provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the three and six months ended July 31, 2021.

The table below presents the results for the three months ended July 31, 2021, which are the sum of the reported amounts for the Predecessor period from May 1, 2021 through June 11, 2021 and the Successor period from June 12, 2021 through July 31, 2021, and the results for the six months ended July 31, 2021, which are the sum of the reported amounts for the Predecessor period from February 1, 2021 through June 11, 2021 and the Successor period from June 12, 2021 through July 31, 2021. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent the business combination and may not be indicative of future results.

		Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Successor	(SLH)	Combined	(SLH)	Combined
			Three	From
	From June	From May 1,	Months	February 1,	Six Months
	12, 2021 to	2021 to June	Ended July	2021 to June	Ended July
(In thousands)	July 31, 2021	11, 2021	31, 2021	11, 2021	31, 2021
Revenues:
Total revenues	$57,912	$47,935	$105,847	$139,636	$197,548
Operating expenses:
Costs of revenues	28,006	11,360	39,366	35,881	63,887
Content and software development	9,878	7,477	17,355	24,084	33,962
Selling and marketing	22,234	13,438	35,672	41,940	64,174
General and administrative	17,073	4,855	21,928	17,217	34,290
Amortization of goodwill and intangible assets	20,023	15,959	35,982	50,902	70,925
Recapitalization and transaction related costs	9,995	5,006	15,001	6,938	16,933
Restructuring	316	(1,240)	(924)	(703)	(387)
Total operating expenses	107,525	56,855	164,380	176,259	283,784
Operating loss	(49,613)	(8,920)	(58,533)	(36,623)	(86,236)
Interest and other expense, net	(10,541)	(5,358)	(15,899)	(17,249)	(27,790)
Fair value adjustment to warrants	17,115	800	17,915	900	18,015
Loss before benefit from income taxes	(43,039)	(13,478)	(56,517)	(52,972)	(96,011)
Benefit from income taxes	(5,504)	(1,619)	(7,123)	(3,708)	(9,212)
Net loss	$(37,535)	$(11,859)	$(49,394)	$(49,264)	$(86,799)

The table below presents the comparison of our historical results of operations for the periods presented:

	Non-GAAP		Non-GAAP
	Combined	Predecessor (PL)	Combined	Predecessor (PL)
	Three Months	Three Months	Six Months	Six Months
	Ended July 31,	Ended July	Ended July	Ended July
(In thousands)	2021	31, 2020	31, 2021	31, 2020
Revenues:
Total revenues	$105,847	$116,835	$197,548	$235,164
Operating expenses:
Costs of revenues	39,366	21,618	63,887	45,831
Content and software development	17,355	16,835	33,962	33,778
Selling and marketing	35,672	34,033	64,174	66,769
General and administrative	21,928	15,324	34,290	32,015
Amortization of intangible assets	35,982	12,779	70,925	30,148
Impairment of goodwill and intangible assets	-	-	-	332,376
Recapitalization and transaction related costs	15,001	16,659	16,933	32,035
Restructuring	(924)	771	(387)	1,141
Total operating expenses	164,380	118,019	283,784	574,093
Operating loss	(58,533)	(1,184)	(86,236)	(338,929)
Interest and other expense, net	(15,899)	(60,113)	(27,790)	(165,161)
Fair value adjustment to warrants	17,915	—	18,015	—
Reorganization items, net	—	(10,593)	—	(10,593)
Loss before benefit from income taxes	(56,517)	(71,890)	(96,011)	(514,683)
Benefit from income taxes	(7,123)	(909)	(9,212)	(9,800)
Net loss	$(49,394)	$(70,981)	$(86,799)	$(504,873)

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Non-GAAP		Non-GAAP
	Combined	Predecessor (PL)	Combined	Predecessor (PL)
	Three Months	Three Months	Six Months	Six Months
	Ended July 31,	Ended July 31,	Ended July	Ended July
	2021	2020	31, 2021	31, 2020
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	37.2%	18.5%	32.4%	19.5%
Content and software development	16.4%	14.4%	17.2%	14.4%
Selling and marketing	33.7%	29.1%	32.5%	28.4%
General and administrative	20.7%	13.1%	17.4%	13.6%
Amortization of intangible assets	34.0%	10.9%	35.9%	12.8%
Impairment of goodwill and intangible assets	0.0%	0.0%	0.0%	141.3%
Recapitalization and transaction related costs	14.2%	14.3%	8.6%	13.6%
Restructuring	(0.9)%	0.7%	(0.2)%	0.5%
Total operating expenses	155.3%	101.1%	143.8%	244.1%
Operating loss	(55.3)%	(1.0)%	(43.8)%	(144.1)%
Interest and other expense, net	(15.0)%	(51.5)%	(14.1)%	(70.2)%
Fair value adjustment to warrants	16.9%	0.0%	9.1%	0.0%
Reorganization items, net	0.0%	(9.1)%	0.0%	(4.5)%
Loss before benefit from income taxes	(53.4)%	(61.5)%	(48.8)%	(218.8)%
Benefit from income taxes	(6.7)%	(0.8)%	(4.7)%	(4.2)%
Net loss	(46.7)%	(60.7)%	(44.1)%	(214.6)%

Revenues

We provide, through our Skillsoft, Global Knowledge and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Skillsoft generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership & business, technology & development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, its award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. These learning solutions are typically sold on a subscription basis for a fixed term.

Global Knowledge generates revenues from virtual, in-classroom, and on-demand training solutions in information technology geared at foundational, practitioner and expert information technology professionals. Global Knowledge’s digital and in-classroom learning solutions provide enterprises, government agencies, educational institutions, and individual customers a broad selection of customizable courses to meet their technology and development needs.

SumTotal generates revenues from its unified, comprehensive and configurable SaaS talent management solution that allows organizations to attract, develop and retain the best talent. SumTotal also sells professional services related to the talent management solution, and occasionally provide perpetual and term-based licenses for on-premise versions of the solution.

The following table sets forth the percentage of our revenues attributable to geographic regions for the periods indicated:

	Non-GAAP		Non-GAAP
	Combined	Predecessor (PL)	Combined	Predecessor (PL)
	Three	Three
	Months	Months	Six Months	Six Months
	Ended July	Ended July	Ended July	Ended July
	31, 2021	31, 2020	31, 2021	31, 2020
Revenues:
United States	67.5%	77.5%	70.1%	77.1%
Other Americas	7.1%	4.1%	6.7%	4.8%
Europe, Middle East and Africa	19.9%	12.3%	17.2%	12.2%
Asia-Pacific	5.4%	6.1%	6.0%	6.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Subscription and Non-Subscription Revenue

SaaS and Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract. The initial term of these contracts is generally two to five years and is generally non-cancellable for the term of the subscription. The fixed fee is generally paid upfront. These contracts typically consist of subscriptions to our various offerings which provide continuous access to our SaaS platforms and associated content over the contract term. Subscription revenues are inclusive of maintenance revenue for SumTotal. Subscription revenue is usually recognized ratably over the contract term.

Non-Subscription Revenue. Primarily represents the sale of Global Knowledge classroom offerings in both in-person and virtual environments. Classroom training, including virtual offerings, are first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenue also includes professional services related to implementation of our offerings and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following table sets forth (i) SaaS and subscription and (ii) non-subscription revenue for our business units for the periods indicated:

	Non-GAAP		Non-GAAP
	Combined	Predecessor (PL)	Combined	Predecessor (PL)
	Three Months	Three Months	Six Months	Six Months
	Ended July	Ended July	Ended July	Ended July
(In thousands)	31, 2021	31, 2020	31, 2021	31, 2020
SaaS and subscription revenues:
Content	$54,949	$80,331	$118,594	$160,751
SumTotal	18,030	26,014	37,797	52,875
Total subscription revenues	72,979	106,345	156,391	213,626
Non-subscription revenues:
Content	2,807	3,756	6,219	7,654
Virtual, on-demand and classroom	24,660	—	24,660	—
SumTotal	5,401	6,734	10,278	13,884
Total non-subscription revenues	32,868	10,490	41,157	21,538
Total revenues	$105,847	$116,835	$197,548	$235,164

Revenue by Product and Service Type

The following is a summary of our revenues by product and service type for the three and six months ended July 31, 2021 and 2020:

	Non-GAAP
	Combined	Predecessor (PL)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Revenues:
SaaS and subscription services	$75,111	$100,398	$(25,287)	(25.2)%
Software maintenance	3,575	5,119	(1,544)	(30.2)%
Professional services	8,444	10,247	(1,803)	(17.6)%
Software licenses and other	78	1,071	(993)	(93.5)%
Virtual, on-demand and classroom	18,639	—	18,639	100.0%
Total revenues	$105,847	$116,835	$(10,988)	(9.4)%

	Non-GAAP
	Combined	Predecessor (PL)
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Revenues:
SaaS and subscription services	$153,767	$201,492	$(47,725)	(23.7)%
Software maintenance	7,621	10,378	(2,757)	(26.6)%
Professional services	16,555	21,189	(4,634)	(21.9)%
Software licenses and other	966	2,105	(1,139)	(54.1)%
Virtual, on-demand and classroom	18,639	—	18,639	100.0%
Total revenues	$197,548	$235,164	$(37,616)	(16.0)%

Revenues decreased $11.0 million, or 9.4%, for the combined three months ended July 31, 2021, and decreased $37.6 million, or 16.0%, for the combined six months ended July 31, 2021, compared to the same periods in 2020.  The primary reason for the decrease in GAAP revenue for these periods is due to the application of fresh-start reporting in August 2020 and business combination Accounting in June 2021, both of which require beginning deferred revenue in the Successor periods to be reduced to its estimated fair value, which is derived from the estimated costs to fulfill contractual obligations at the time of a change in control rather than the value of contractual billings to customers. The application of fresh-start reporting resulted in a decrease in GAAP revenue of approximately $5.9 million and $25.8 million compared to the three and six month combined periods ended July 31, 2021, respectively. The application of business combination accounting resulted in a decrease in GAAP revenue of approximately $22.4 million compared to the three and six month combined periods ended July 31, 2021. The impact of business combination accounting will also decrease GAAP revenue for the next three fiscal quarters. The impact of fresh-start reporting and business combination accounting was partially offset by the acquisition of Global Knowledge, the revenue from which is included for the period from June 11, 2021 to July 31, 2021.  After normalizing for the impact of fresh-start reporting, business combination accounting and the acquisition of Global Knowledge, revenues for the Content and SumTotal business units were down slightly due to lower bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking.

Operating expenses

	Non-GAAP
	Combined	Predecessor (PL)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Cost of revenues	$39,366	$21,618	$17,748	82.1%
Content and software development	17,355	16,835	520	3.1%
Selling and marketing	35,672	34,033	1,639	4.8%
General and administrative	21,928	15,324	6,604	43.1%
Amortization of intangible assets	35,982	12,779	23,203	181.6%
Recapitalization and transaction related costs	15,001	16,659	(1,658)	(10.0)%
Restructuring	(924)	771	(1,695)	(219.8)%
Total operating expenses	$164,380	$118,019	$46,361	39.3%

	Non-GAAP
	Combined	Predecessor (PL)
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Cost of revenues	$63,887	$45,831	$18,056	39.4%
Content and software development	33,962	33,778	184	0.5%
Selling and marketing	64,174	66,769	(2,595)	(3.9)%
General and administrative	34,290	32,015	2,275	7.1%
Amortization of intangible assets	70,925	30,148	40,777	135.3%
Impairment of goodwill and intangible assets	—	332,376	(332,376)	(100.0)%
Recapitalization and transaction related costs	16,933	32,035	(15,102)	(47.1)%
Restructuring	(387)	1,141	(1,528)	(133.9)%
Total operating expenses	$283,784	$574,093	$(290,309)	(50.6)%

Cost of revenues

Cost of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; facilities and utilities costs; consulting services; instructor fees, course materials, logistics costs and overhead costs associated with virtual, in-classroom, and on-demand training solutions. The table below provides details regarding the changes in components of cost of revenues.

	Non-GAAP
	Combined	Predecessor (PL)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$16,753	$12,996	$3,757	28.9%
Royalties	8,814	4,033	4,781	118.5%
Hosting and software maintenance	2,959	3,117	(158)	(5.1)%
Facilities and utilities	3,357	1,788	1,569	87.8%
Consulting and outside services	7,387	731	6,656	910.5%
Other	96	(1,047)	1,143	(109.2)%
Total cost of revenues	$39,366	$21,618	$17,748	82.1%

	Non-GAAP
	Combined	Predecessor (PL)
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$29,941	$26,539	$3,402	12.8%
Royalties	13,664	8,300	5,364	64.6%
Hosting and software maintenance	5,988	5,978	10	0.2%
Facilities and utilities	5,704	3,729	1,975	53.0%
Consulting and outside services	8,468	2,246	6,222	277.0%
Other	122	(961)	1,083	(112.7)%
Total cost of revenues	$63,887	$45,831	$18,056	39.4%

The increases in compensation and benefits, royalties, facilities and utilities, and consulting and outside services expenses were primarily a result of including Global Knowledge’s expenses incurred in the period of June 12, 2021 to July 31, 2021 in the Non-GAAP combined periods of three and six months ended July 31, 2021. The $1.0 million credit in other expenses was a result of deconsolidation of Skillsoft Canada Ltd. in July 2020 when Skillsoft filed prepackaged Chapter 11 with Canadian court.

Content and software development

Content and software development expenses include costs associated with the development of new products and the enhancement of existing products, consisting primarily of employee salaries and benefits; development related professional services; facilities costs; depreciation; and software maintenance costs. The table below provides details regarding the changes in components of content and software development expenses.

	Non-GAAP
	Combined	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$12,374	$10,755	$1,619	15.1%
Consulting and outside services	3,111	3,950	(839)	(21.2)%
Facilities and utilities	1,261	1,455	(194)	(13.3)%
Software Maintenance	604	681	(77)	(11.3)%
Other	5	(6)	11	(183.3)%
Total content and software development expenses	$17,355	$16,835	$520	3.1%

	Non-GAAP
	Combined	Predecessor (PL)
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$23,182	$21,999	$1,183	5.4%
Consulting and outside services	6,869	7,627	(758)	(9.9)%
Facilities and utilities	2,569	2,956	(387)	(13.1)%
Software Maintenance	1,326	1,160	166	14.3%
Other	16	36	(20)	(55.6)%
Total content and software development expenses	$33,962	$33,778	$184	0.5%

The increases in compensation and benefits for the three and six months ended July 31, 2021, compared to the same periods in 2020, were primarily due to the increases in incentive-based compensation accruals. The decreases in consulting and outside services expenses for the three and six months ended July 31, 2021, compared to the same periods in 2020, were primarily due to decreased third party software development costs as we shifted the software development work to our offshore employees.

Selling and marketing

Selling and marketing, or S&M, expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The table below provides details regarding the changes in components of S&M expenses.

	Non-GAAP
	Combined	Predecessor (PL)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$27,019	$25,210	$1,809	7.2%
Advertising and promotions	4,657	4,737	(80)	(1.7)%
Facilities and utilities	1,751	2,487	(736)	(29.6)%
Consulting and outside services	1,152	1,056	96	9.1%
Software Maintenance	938	794	144	18.1%
Travel expenses	102	47	55	117.0%
Other	53	(298)	351	(117.8)%
Total S&M expenses	$35,672	$34,033	$1,639	4.8%

	Non-GAAP
	Combined	Predecessor
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$48,230	$48,543	$(313)	(0.6)%
Advertising and promotions	8,142	8,137	5	0.1%
Facilities and utilities	3,454	5,020	(1,566)	(31.2)%
Consulting and outside services	2,291	2,384	(93)	(3.9)%
Software Maintenance	1,831	1,569	262	16.7%
Travel expenses	120	1,028	(908)	(88.3)%
Other	106	88	18	20.5%
Total S&M expenses	$64,174	$66,769	$(2,595)	(3.9)%

The increase in compensation and benefits for the three months ended July 31, 2021, compared to the same period in 2020, was primarily a result of including Global Knowledge’s S&M compensation costs incurred in the period of June 12, 2021 to July 31, 2021 in the Non-GAAP combined periods of three and six months ended July 31, 2021. The increase was partially offset by the decreases in Skillsoft’s compensation costs as a result of its sales personnel reduction in 2021 and the decreases in commission expenses as a result of the application of fresh-start reporting in August 2020 and Topic 805 business combination guidance in June 2021, which required us to eliminate the balance of deferred commissions which otherwise would have been recognized as commission expense in the Successor period. Skillsoft’s sales workforce reduction resulted in less facilities and utilities costs allocated to S&M for the three and six months ended July 31, 2021, compared to the same periods in 2020. The decrease in travel expenses for the six months ended July 31, 2021, compared to the same period in 2020, was due to COVID-19 pandemic.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The table below provides details regarding the changes in components of G&A expenses.

	Non-GAAP
	Combined	Predecessor (PL)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$14,685	$11,164	$3,521	31.5%
Consulting and outside services	3,854	2,665	1,189	44.6%
Facilities and utilities	1,382	792	590	74.5%
Franchise, sales, and property tax	91	212	(121)	(57.1)%
Insurance	1,556	299	1,257	420.4%
Other	360	193	167	87.5%
Total G&A expenses	$21,928	$15,324	$6,603	43.1%

	Non-GAAP
	Combined	Predecessor (PL)
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Compensation and benefits	$22,375	$23,177	$(802)	(3.5)%
Consulting and outside services	6,716	5,620	1,096	19.5%
Facilities and utilities	2,131	1,604	527	32.9%
Franchise, sales, and property tax	610	587	23	3.9%
Insurance	1,927	618	1,309	211.8%
Other	531	409	122	29.8%
Total G&A expenses	$34,290	$32,015	$2,275	7.1%

The increase in compensation and benefits for the three months ended July 31, 2021, compared to the same period in 2020, was primarily a result of including Global Knowledge’s G&A expenses incurred in the period of June 12, 2021 to July 31, 2021 in the Non-GAAP combined periods of three months ended July 31, 2021. Also contributing to the increases in compensation and benefits expenses was the stock-based compensation related to the stock options and restricted stock units granted to key executive employees in June 2021. Those increases were partially offset by one-time retention bonuses paid to key employees in connection with Skillsoft’s Chapter 11 filing and recapitalization efforts during the three and six months ended July 31, 2020. The increases in consulting and outside services expenses for the three and six months ended July 31, 2021, compared to the same periods in 2020, were primarily due to increased audit and tax services, and business process improvement projects related consulting services. The increases in insurance expenses for the three and six months ended July 31, 2021, compared to the same periods in 2020, were due to the excess Directors and Officers insurance policies purchased in association with the business combination completed in June 2021.

Amortization of intangible assets

Intangible assets arising from business combinations are developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized over the estimated useful lives of such assets. We also capitalize certain internal use software development costs related to our SaaS platform incurred during the application development stage. The internal use software is amortized on a straight-line basis over its estimated useful life.

The increases in amortization of intangible assets for the three and six months ended July 31, 2021, compared to the same periods 2020, was primarily due to the intangible assets that arose from the business combinations completed in June 2021.

Impairment of goodwill and intangible assets

During the Predecessor period for the three months ended April 30, 2020, the emergence of COVID-19 as a global pandemic had an adverse impact on our business. While the online learnings tools we offer have many advantages over traditional in person learning in the current environment, some of our customers have sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts have come up for renewal. In addition, identifying and pursing opportunities for new customers became much more challenging in this environment. As a result of the expected impact of the COVID-19 pandemic, management decreased its estimates of future cash flows. In addition to the uncertainty introduced by the COVID-19 pandemic, our over-leveraged capital structure continued to create headwinds. In April 2020, we received temporary forbearance from our lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around our capital structure and future ownership continued to hurt our business, as new and existing customers displayed apprehension about the ultimate resolution of our capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding our capital structure combined with the potential impact that the COVID-19 pandemic would have on our company and the global economy, resulted in a significant decline in the fair value of our reporting units during the predecessor period ended August 27, 2020.

As part of our evaluation of impairment indicators based on the circumstances described above as of April 30, 2020, we determined the SumTotal long-lived asset group failed the undiscounted cash flow recoverability test. Accordingly, we estimated the fair value of our individual long-lived assets to determine if any impairment charges were present. Our estimation of the fair value of definite lived intangible assets included the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Based on these analyses, we concluded the fair values of certain SumTotal intangible assets were lower than their current carrying values and, accordingly, impairment charges of $62.3 million were recognized for the Predecessor period from February 1, 2020 to July 31, 2020.

In light of the circumstances above, we also concluded that a triggering event had occurred with respect to the Company’s indefinite-lived Skillsoft trade name as of April 30, 2020. Accordingly, we estimated the fair value of the Skillsoft trade name using a discounted cash flow (“DCF”) analysis which reflected estimates of future revenue, royalty rates, cash flows, and discount rates. Based on this analysis, we concluded the carrying value of the Skillsoft trade name exceeded its fair value, resulting in an impairment charge of $92.2 million for the Predecessor period from February 1, 2020 to July 31, 2020.

In accordance with ASC 350, for goodwill we determined triggering events had occurred and performed an impairment test as of April 30, 2020 that compared the estimated fair value of each reporting unit to their respective carrying values. We considered the results of a DCF analysis, which were also materially corroborated by an EBITDA multiple approach. The results of the impairment tests performed indicated that the carrying values of the Skillsoft and SumTotal reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recorded a $107.9 million goodwill impairment for the Skillsoft reporting unit and a $70.0 million goodwill impairment for the SumTotal reporting unit.

In total, as described in detail above, we recorded $332.4 million of impairment charges for the six months ended July 31, 2020, consisting of (i) $62.3 million of impairments of SumTotal definite-lived intangible assets, (ii) an $92.2 million impairment of the Skillsoft trade name, (iii) a $107.9 million goodwill impairment for the Skillsoft reporting unit and (iv) a $70.0 million goodwill impairment for the SumTotal reporting unit.

Recapitalization and transaction-related costs

Recapitalization and transaction-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with our recapitalization efforts, including the evaluation of strategic alternatives, preparation for the Chapter 11 filing and subsequent emergence in August 2020, and activities related to the business combination completed in June 2021.

Restructuring

In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions mainly within our SumTotal business, and consolidation of facilities as we are adopting new work arrangements for certain locations. During the three and six months ended

July 31, 2021, we recorded restructuring recoveries of $0.9 million and $0.4 million, respectively, as a result of severance cost estimate changes.

In connection with our strategic initiatives implemented during 2020, we approved and initiated plans to reduce our cost structure and better align operating expenses with existing economic conditions and our operating model. During the three and six months ended July 31, 2020, we recorded restructuring charges of $0.7 million and $1.1 million, respectively, for employee severance cost adjustments and lease termination related fees.

Interest and other expense

Interest and other expense, net, consists of gain and loss on derivative instruments, interest income, interest expense, and other expense and income.

	Non-GAAP
	Combined	Predecessor (PL)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Other income, net	$(738)	$898	$(1,636)	(182.2)%
Interest income	66	65	1	1.5%
Interest expense, net	(15,227)	(61,076)	45,849	(75.1)%
Interest and other expense, net	$(15,899)	$(60,113)	$44,214	(73.6)%

	Non-GAAP
	Combined	Predecessor (PL)
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Other (expense) income, net	$(1,190)	$1,819	$(3,009)	(165.4)%
Interest income	76	84	(8)	(9.5)%
Interest expense, net	(26,676)	(167,054)	140,378	(84.0)%
Interest and other expense, net	$(27,790)	$(165,151)	$137,361	(83.2)%

The changes in net other (expense) income for the three and six months ended July 31, 2021, and 2020 were primarily due to the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities) during the three and six months ended July 31, 2021, and 2020. The decrease in interest expense for the three and six months ended July 31, 2021, compared to the same periods in 2020, were the result of our reorganization through voluntarily filed “pre-packaged” Chapter 11 cases completed in August 2020, which resulted in substantially less outstanding debt.

Benefit from income taxes

	Non-GAAP
	Combined	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Benefit from income taxes	$(7,123)	$(909)	$(6,214)	683.6%
Effective income tax rate	12.6%	1.3%

	Non-GAAP
	Combined	Predecessor
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2021	July 31,2020	(Decrease)	Change
Benefit from income taxes	$(9,212)	$(9,800)	$588	(6.0)
Effective income tax rate	9.6%	1.9%

The decrease in Benefit from income taxes for the three months ended July 31, 2021, compared to the same period in 2020, was primarily due to changes in the valuation allowance on our deferred tax assets and the impact of foreign rate differential in the three months ended July 31, 2021, as well as the impact of non-deductible expenses and the impairment of intangible assets in the three months ended July 31, 2020.

The effective income tax rate for the three months ended July 31, 2021, differs from the United States federal statutory rate of 21.0% due primarily to the impact of foreign earnings in lower tax jurisdictions and an increase in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for the three months ended July 31, 2020, differed from the Ireland statutory rate of 12.5% due primarily to the impairment of non-deductible goodwill and an increase in our valuation allowance on our deferred tax assets in Ireland and the United States.

The decrease in Benefit from income taxes for the six months ended July 31, 2021, compared to the same period in 2020, was primarily due to increases in the valuation allowance on our deferred tax assets and the impact of foreign rate differential in the six months ended July 31, 2021, as well as the impact of the impairment of intangible assets in the six months ended July 31, 2020.

The effective income tax rate for the six months ended July 31, 2021, differs from the United States federal statutory rate of 21.0% due primarily to the impact of foreign earnings in lower tax jurisdictions and an increase in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for the three months ended July 31, 2020, differed from the Ireland statutory rate of 12.5% due primarily to the impairment of non-deductible goodwill and an increase in our valuation allowance on our deferred tax assets in Ireland and the United States.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of July 31, 2021, we had $90.7 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented from time to time with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented from borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

Term Loan

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into that certain Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, Skillsoft Finance I, Inc., as holdings (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”) to Skillsoft Finance II, the proceeds of which, together with cash on hand, were used to refinance the Senior Secured First Out Term Loan  and Senior Secured Second Out Term Loans incurred by certain subsidiaries of Skillsoft Finance II. The Term Loan Facility is scheduled to mature on July 16, 2028 (the “Maturity Date”).

The Term Loan Facility is guaranteed by Holdings and certain material subsidiaries of Skillsoft Finance II (collectively, the “Loan Parties”). All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the material assets of the Loan Parties.

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) LIBOR (subject to a floor of 0.75%) plus 4.75% for Eurocurrency Loans or (b) the highest of (i) the Federal Funds Effective Rate plus ½ of 1%, (ii) the “prime rate” quoted by the Administrative Agent, (iii) LIBOR plus 1.00% and (iv) 1.75%, plus 3.75%.

Skillsoft Finance II is required to repay the Term Loan Facility in quarterly installments in the amount of 1% per annum, payable on the last business day of each fiscal quarter. The entire remaining outstanding balance of the Term Loan Facility is payable on the Maturity Date. Voluntary prepayment is permitted under the Term Loan Facility subject to a premium of 2% for any prepayments prior to the 12 month anniversary of the Term Loan Facility.

Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Credit Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivables facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.00% per annum plus the greater of (i) the prime rate or (ii) the sum of 0.5% per annum plus the federal funds rate. The maturity date of the accounts receivable facility is the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75 million of capacity.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Non-GAAP
	Combined	Predecessor
	Six Months	Six Months
	Ended	Ended
(In thousands)	July 31, 2021	July 31,2020
Net cash provided by operating activities	$34,549	$11,573
Net cash used in investing activities	(565,554)	(6,386)
Net cash provided by financing activities	394,013	59,800
Effect of foreign currency exchange rates on cash and cash equivalents	(47)	(2,264)
Net (decrease) increase in cash and cash equivalents	$(137,039)	$62,723

Cash Flows from Operating Activities

The improvement in cash provided by operating activities for the six months ended July 31, 2021 compared to the corresponding period in the prior year was the result of lower recapitalization and transaction related costs, which decreased from $32.0 million for the six months ended July 31, 2020 to $15.8 million in the current period. The $32.0 million of costs in the prior year was attributable to our preparation for a voluntary prepackaged Chapter 11 filing whereas the $15.8 million related to the acquisitions completed in June 2021. Cash flow provided by operating activities was also impacted by our change in capital structure, with only $0.4 million of interest being paid for the six months ended July 31, 2020 due to a forbearance agreement with our prior lenders while we paid approximately $21.5 million of interest for the six months ended July 31, 2021 under the  exit credit facility.

Cash Flows from Investing Activities

Cash flows from investing activities  include cash paid of $386.0 million related to the acquisition of Skillsoft, $156.9 million related to the acquisition of Global Knowledge, and $18.6 million related to the acquisition of Pluma. See Note 3 “Business Combinations” of our Notes to Condensed Consolidated Financial Statements  for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. We received $530 million of proceeds from PIPE equity investment and used most of the proceeds for the acquisition of Skillsoft on June 11, 2021.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of July 31, 2021 were as set forth in the table below.

	Payments due by Fiscal Year
(In thousands)	Total	2022(1)	2022-2024	2024-2026	Thereafter
Term Loan Facility	$480,000	$1,200	$9,600	$9,600	$459,600
Operating leases	29,018	5,033	13,240	4,590	6,155
Finance lease	905	905	—	—	—
Total	$509,923	$7,138	$22,840	$14,190	$465,755

(1)Excluding payments made during the six months ended July 31, 2021.

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. We are presently not a party to any material legal proceedings.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, stock-based compensation, accounting for warrants, income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations could be impacted.

We believe the following critical accounting policies, which have been updated to reflect changes that occurred during the period ended July 31, 2021, in addition to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual audited financial statements included in our Current Report on Form 8-K/A filed on June 17, 2021, most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Stock-based Compensation

We recognize compensation expense for stock options and time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. For restricted-stock units that have market conditions, we recognize compensation expense using an accelerated attribution method. We recognize forfeitures as they occur. We estimate the fair value of options utilizing the Black-Scholes model, which is dependent on several subjective variables, such as the expected option term and expected volatility over the expected option term. We determine the expected term using the simplified method. The simplified method sets the term to the average of the time to vesting and the contractual life of the options. Since we do not have a trading history of our common stock, the expected volatility is estimated by considering (i) the average historical stock volatilities of a peer group of public companies within our industry over a period equivalent to the expected term of the stock option grants and (ii) the implied volatility of warrants to purchase our common stock that are actively traded in public markets. The fair value of restricted stock units that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants.

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

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of Condensed Consolidated Financial Statements for the quarterly period ended July 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Other than the implementation of certain changes commensurate with the scale of our operations subsequent to the completion of the Skillsoft Merger and the Global Knowledge Merger, there were no changes in our internal control over financial reporting covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 10 – “Leases, Commitments and Contingencies” in the notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

As a result of the closing of the Skillsoft Merger and the Global Knowledge Merger on July 11, 2021, certain of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, may no longer apply. For risk factors relating to our business following the Skillsoft Merger and the Global Knowledge Merger, please refer to the section entitled “Risk Factors” in the Registration Statement on Form S-4 (File No. 333-252365), which was declared effective by the SEC on May 27, 2021, including the risk factors incorporated by reference therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information required by this Item 2 is contained in Item 3.02 of our Current Report on Form 8-K, as originally filed with the SEC on June 17, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A. (incorporated by reference to Exhibit 2.1 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

2.2

Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II, Magnet Merger Sub, Inc., and Albert DE Holdings Inc. (incorporated by reference to Exhibit 2.2 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

2.3

Merger Agreement Amendment, dated as of January 22, 2021, by and between Churchill and Software Luxembourg Holding S.A. (incorporated by reference to Exhibit 2.1 to Churchill’s Current Report on Form 8-K filed with the SEC on January 28, 2021).

4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Churchill’s Registration Statement on Form S-1 filed with the SEC on June 26, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

4.3

Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.1

Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.2

Subscription Agreement, dated as of October 13, 2020, by and between Lodbrok Capital LLP and Churchill Capital Corp II (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.3

Subscription Agreement, dated as of October 14, 2020, by and between SuRo Capital Corp. and Churchill Capital Corp II (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.4

Sponsor Support Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Insiders (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.5

Sponsor Agreement Amendment, dated as of January 22, 2021, by and among Churchill, Software Luxembourg Holding S.A., Sponsor and Churchill’s directors and officers (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.6

Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.7

Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.8

Senior Secured Term Loan Credit Agreement, dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l., as holdings, Software Luxembourg Acquisition S.à r.l., as the parent borrower, the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

Exhibit Number	Description

10.9

Senior Secured Second Out Term Loan Credit Agreement, dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l., as holdings, Software Luxembourg Acquisition S.à r.l., as the parent borrower, the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.10

Amendment No. 1 to Senior Secured Term Loan Credit Agreement, dated as of October 12, 2020, by and among Software Luxembourg Intermediate S.à r.l., as holding, Software Luxembourg Intermediate S.à r.l., as the parent borrower, the other borrower party thereto, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.11

Amendment No. 1 to Senior Secured Second Out Term Loan Credit Agreement, dated as of October 12, 2020, by and among Software Luxembourg Intermediate S.à r.l., as the parent borrower, the other borrower party thereto, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.12

Executive Employment Agreement, dated as of October 13, 2020, by and between Jeffrey R. Tarr and Churchill Capital Corp II (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.13	Skillsoft Corp. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-257718) filed by the Registrant on July 6, 2021).

10.14*	Form of Indemnity Agreement for Directors and Officers.

10.15

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Helena B. Foulkes (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.16

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Ronald W. Hovsepian (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.17

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Lawrence C. Illg (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.18

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Michael Klein (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.19

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Patrick Kolek (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.20

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Karen G. Mills (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.21

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Peter Schmitt (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.22

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Lawrence H. Summers (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

Exhibit Number	Description

10.23

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.24*	Form of Restricted Stock Unit Award Agreement (Time based),

10.25*	Form of Restricted Stock Unit Award Agreement (Performance-Based).

10.26*	Restricted Stock Unit Award Agreement, dated as of June 11, 2021 and effective as of June 11, 20201, by and between Skillsoft Corp. and Jeffrey R. Tarr.

10.27*	Form of Option Award Agreement.

10.28*	Option Award Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr.

16.1	Letter from Marcum LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP.

Dated: September 14. 2021	By:	/s/ Jeffrey R. Tarr
Jeffrey R. Tarr
Chief Executive Officer
Dated: September 14, 2021	By:	/s/ Ryan H.Murray
Ryan H. Murray
Interim Chief Financial Officer and
Chief Accounting Officer