Form 10-Q
period 2021-10-31
Skillsoft Corp.
filed 2021-12-14
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended October 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from ____________ to ____________

Commission File Number: 001-38960

Skillsoft Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-4388331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Innovative Way, Suite 201 Nashua, New Hampshire 03062 (Address of principal executive offices)

Tel: (603) 324-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share Warrants, each whole warrant exercisable for one share of Class A common stock	SKIL SKIL.WS	New York Stock Exchange New York Stock Exchange

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

The number of shares of registrant’s common stock outstanding as of December 9, 2021 was: 133,164,526.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2021

INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION - UNAUDITED
Item 1. Unaudited Financial Statements:	4
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH))	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2021 (Successor), Period from June 12, 2021 through October 31, 2021 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through October 31, 2020 (Predecessor (SLH)), Period from August 1, 2020 through August 27, 2020 (Predecessor (PL)) and Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	5
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended October 31, 2021 (Successor), Period from June 12, 2021 through October 31, 2021 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through October 31, 2020 (Predecessor (SLH)), Period from August 1, 2020 through August 27, 2020 (Predecessor (PL)) and Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	7
Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended October 31, 2021 (Successor), Period from June 12, 2021 through July 31, 2021 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through October 31, 2020 (Predecessor (SLH)), Period from August 1, 2020 through August 27, 2020 (Predecessor (PL)), and Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	8
Unaudited Condensed Consolidated Statements of Cash Flows for the Period from June 12, 2021 through October 31, 2021 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through October 31, 2020 (Predecessor (SLH)) and Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	10
Notes to Unaudited Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures about Market Risk	58
Item 4. Controls and Procedures	58
PART II — OTHER INFORMATION	60
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3. Defaults Upon Senior Securities	60
Item 4. Mine Safety Disclosures	60
Item 5. Other Information	60
Item 6. Exhibits	61
SIGNATURES	62

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, financial results, the impact of regulatory changes, existing and evolving business strategies and acquisitions and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “forecast,” “seek,” “outlook,” “target,” goal,” “probably,” or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:

●	our ability to realize the benefits expected from the business combination between Skillsoft, Churchill Capital Corp. II and Global Knowledge;
●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	the impact of the ongoing COVID-19 pandemic (including any variant) on our business, operating results and financial condition;
●	fluctuations in our future operating results;
●	our ability to successfully identify, consummate and achieve strategic objectives in connection with our acquisition opportunities and realize the benefits expected from the acquisition;
●	the demand for, and acceptance of, our products and for cloud-based technology learning solutions in general;
●	our ability to compete successfully in competitive markets and changes in the competitive environment in our industry and the markets in which we operate;
●	our ability to market existing products and develop new products;
●	a failure of our information technology infrastructure or any significant breach of security, including in relation to the migration of our key platforms from our systems to cloud storage;
●	future regulatory, judicial and legislative changes in our industry;
●	our ability to comply with laws and regulations applicable to our business;
●	the impact of natural disasters, public health crises, political crises, or other catastrophic events;
●	our ability to attract and retain key employees and qualified technical and sales personnel;
●	fluctuations in foreign currency exchange rates;
●	our ability to protect or obtain intellectual property rights;
●	our ability to raise additional capital;
●	the impact of our indebtedness on our financial position and operating flexibility;
●	our ability to meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	our ability to successfully defend ourselves in legal proceedings; and
●	our ability to continue to meet applicable listing standards.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, please see the risk factors included in the Company’s S-1 amendment filed on July 29, 2021, and subsequent filings with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$80,671		$71,479
Restricted cash	2,680		2,964
Accounts receivable, less reserves of approximately $2,173 and $294 as of October 31, 2021 and January 31, 2021 respectively	136,890		179,784
Prepaid expenses and other current assets	42,066		30,326
Total current assets	262,307		284,553
Property and equipment, net	17,253		13,780
Goodwill	872,291		495,004
Intangible assets, net	904,797		728,633
Right of use assets	21,928		15,131
Deferred tax asset	—		—
Other assets	10,083		8,636
Total assets	$2,088,659		$1,545,737
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$4,800		$5,200
Borrowings under accounts receivable facility	11,080		17,022
Accounts payable	31,472		7,425
Accrued compensation	38,681		36,375
Accrued expenses and other current liabilities	55,772		23,125
Lease liabilities	7,687		4,740
Deferred revenue	246,188		257,549
Total current liabilities	395,680		351,436

Long-term debt	462,996		510,236
Warrant liabilities	65,363		900
Deferred tax liabilities	91,497		81,008
Long term lease liabilities	15,209		13,155
Deferred revenue - non-current	1,883		3,035
Other long-term liabilities	9,699		5,998
Total long-term liabilities	646,647		614,332
Commitments and contingencies	—		—
Shareholders’ equity:
(Predecessor SLH) Shareholders’ common stock- Class A and Class B common shares, $0.01 par value: 1,000,000,000 shares authorized (800,000,000 Class A, 200,000,000 Class B) at January 31, 2021; 4,000,000 shares issued and outstanding (3,840,000 Class A, 160,000 Class B) at January 31, 2021	 —		40
(Successor) Shareholders’ common stock- Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 133,164,526 shares issued and outstanding at October 31, 2021	11		—
Additional paid-in capital	1,301,319		674,333
Accumulated deficit	(255,132)		(93,722)
Accumulated other comprehensive income (loss)	134		(682)
Total shareholders’ equity	1,046,332		579,969
Total liabilities and shareholders’ equity	$2,088,659		$1,545,737

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter-to Date Results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (PL)
	Three Months	From	From
	Ended	August 28, 2020	August 1, 2020
	October 31, 2021	to October 31, 2020	to August 27, 2020
Revenues:
Total revenues	$170,559	$36,973	$38,687
Operating expenses:
Costs of revenues	48,891	15,882	6,329
Content and software development	16,437	10,919	5,208
Selling and marketing	39,938	18,193	8,259
General and administrative	28,120	10,075	5,440
Amortization of intangible assets	37,064	15,890	4,230
Recapitalization and acquisition-related costs	 3,687	 8,225	64
Restructuring	777	80	38
Total operating expenses	174,914	79,264	29,568
Operating (loss) income	(4,355)	(42,291)	9,119
Other (expense) income, net	(611)	717	(541)
Fair value adjustment of warrants	(36,838)	2,900	 —
Interest income	18	9	21
Interest expense	(7,510)	(7,919)	(1,287)
Reorganization items, net	 —	 —	3,339,837
(Loss) income before (benefit from) provision for income taxes	(49,296)	(46,584)	3,347,149
(Benefit from) provision for income taxes	(6,441)	(7,870)	78,254
Net (loss) income	(42,855)	(38,714)	3,268,895

(Loss) income per share:
Ordinary – Basic and Diluted (PL)	*	*	32,656.29
Class A and B – Basic and Diluted (SLH)	*	(9.68)	*
Ordinary – Basic and Diluted (Successor)	(0.32)	*	*
Weighted average common share outstanding:
Ordinary – Basic and Diluted (PL)	*	*	100.1
Class A and B – Basic and Diluted (SLH)	*	4,000	*
Ordinary – Basic and Diluted (Successor)	133,116	*	*

*Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year-to Date Results
	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	October 31, 2021	to June 11, 2021	to October 31, 2020	to August 27, 2020
Revenues:
Total revenues	$261,572	$139,636	$36,973	$273,851
Operating expenses:
Costs of revenues	76,897	35,881	15,882	52,160
Content and software development	26,316	24,084	10,919	38,986
Selling and marketing	62,171	41,940	18,193	75,028
General and administrative	45,194	17,217	10,075	37,455
Amortization of intangible assets	57,087	50,902	15,890	34,378
Impairment of intangible assets	 —	 —	 —	332,376
Recapitalization and acquisition-related costs	 13,682	 6,938	 8,225	32,099
Restructuring	1,093	(703)	80	1,179
Total operating expenses	282,440	176,259	79,264	603,661
Operating loss	(20,868)	(36,623)	(42,291)	(329,810)
Other (expense) income, net	(1,308)	(493)	717	1,268
Fair value adjustment of warrants	(19,723)	900	2,900	 —
Interest income	30	64	9	105
Interest expense	(17,366)	(16,820)	(7,919)	(168,341)
Reorganization items, net	 —	 —	 —	3,329,245
(Loss) income before (benefit from) provision for income taxes	(59,235)	(52,972)	(46,584)	2,832,467
(Benefit from) provision for income taxes	(4,527)	(3,708)	(7,870)	68,455
Net (loss) income	(54,708)	(49,264)	(38,714)	2,764,012

(Loss) income per share:
Ordinary – Basic and Diluted (PL)	*	*	*	27,612.51
Class A and B – Basic and Diluted (SLH)	*	(12.32)	(9.68)	*
Ordinary – Basic and Diluted (Successor)	(0.41)	*	*	*
Weighted average common share outstanding:
Ordinary – Basic and Diluted (PL)	*	*	*	100.1
Class A and B – Basic and Diluted (SLH)	*	4,000	4,000	*
Ordinary – Basic and Diluted (Successor)	133,096	*	*	*

*Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Quarter-to Date Results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (PL)
	Three Months	From	From
	Ended	August 28, 2020	August 1, 2020
	October 31, 2021	to October 31, 2020	to August 27, 2020
Comprehensive (loss) income:
Net (loss) income	$(42,855)	$(38,714)	$3,268,895
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(772)	168	92
Comprehensive (loss) income	$(43,627)	$(38,546)	$3,268,987

	Year-to Date Results
	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	October 31, 2021	to June 11, 2021	to October 31, 2020	to August 27, 2020
Comprehensive (loss) income:
Net (loss) income	$(54,708)	$(49,264)	$(38,714)	$2,764,012
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	134	(430)	168	(2,268)
Comprehensive (loss) income	$(54,574)	$(49,694)	$(38,546)	$2,761,744

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
					Accumulated Other
	Number of		Additional Paid-	Accumulated	Comprehensive	Total Shareholder's
	Shares	Par Value	In Capital	(Deficit) Equity	(Loss) Income	(Deficit) Equity
Balance January 31, 2020 (Predecessor (PL))	100,100	$138	$83	$(2,761,499)	$(466)	$(2,761,744)
Translation adjustment	—	—	—	—	(629)	(629)
Net loss	—	—	—	(433,902)	—	(433,902)
Balance April 30, 2020 (Predecessor (PL))	100,100	138	83	(3,195,401)	(1,095)	(3,196,275)
Translation adjustment	—	—	—	—	(1,731)	(1,731)
Net loss	—	—	—	(70,981)	—	(70,981)
Balance July 31, 2020 (Predecessor (PL))	100,100	138	83	(3,266,382)	(2,826)	(3,268,987)
Translation adjustment	—	—	—	—	92	92
Net income	—	—	—	3,268,895	—	3,268,895
Cancellation of Predecessor equity	(100,100)	(138)	(83)	221	—	—
Elimination of predecessor accumulated Other Comprehensive Loss	—	—	—	(2,734)	2,734	—
Issuance of Successor shares	4,000,000	40	666,933	—	—	666,973
Balance August 27, 2020 (Predecessor (PL))	4,000,000	$40	$666,933	$—	$—	$666,973
Balance August 28, 2020 (Predecessor (SLH))	4,000,000	40	666,933	—	—	666,973
Impact of Warrant modification	—	—	7,400	—	—	7,400
Translation adjustment	—	—	—	—	168	168
Net loss	—	—	—	(38,714)	—	(38,714)
Balance October 31, 2020 (Predecessor (SLH))	4,000,000	$40	$674,333	$(38,714)	$168	$635,827

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
					Accumulated Other
	Number of		Additional Paid-	Accumulated	Comprehensive	Total Shareholder's
	Shares	Par Value	In Capital	(Deficit) Equity	(Loss) Income	(Deficit) Equity
Balance January 31, 2021 (Predecessor (SLH))	4,000,000	$40	$674,333	$(93,722)	$(682)	$579,969
Translation adjustment	—	—	—	—	(228)	(228)
Net loss	—	—	—	(37,405)	—	(37,405)
Balance April 30, 2021 (Predecessor (SLH))	4,000,000	40	674,333	(131,127)	(910)	542,336
Translation adjustment	—	—	—	—	(202)	(202)
Net loss	—	—	—	(11,859)	—	(11,859)
Balance June 11, 2021 (Predecessor (SLH))	4,000,000	$40	$674,333	$(142,986)	$(1,112)	$530,275
Balance June 12, 2021 (Successor)	51,559,021	3	305,447	(200,423)	—	105,027
Issuance of shares, PIPE Investment	53,000,000	5	608,161	—	—	608,166
Issuance of shares, Skillsoft Merger consideration	28,500,000	3	306,372	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	14,000	—	—	14,000
Reclassify Public Warrants to equity	—	—	56,120	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	2,800	—	—	2,800
Cash payout for fractional shares	—	—	(1)	—	—	(1)
Share-based compensation	—	—	4,817	—	—	4,817
Translation adjustment	—	—	—	—	906	906
Net loss	—	—	—	(11,854)	—	(11,854)
Balance July 31, 2021 (Successor)	133,059,021	11	1,297,716	(212,277)	906	1,086,356
Share-based compensation	—	—	4,217	—	—	4,217
Common stock issued	166,667	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(61,162)	—	(614)	—	—	(614)
Translation adjustment	—	—	—	—	(772)	(772)
Net loss	—	—	—	(42,855)	—	(42,855)
Balance October 31, 2021 (Successor)	133,164,526	$11	$1,301,319	$(255,132)	$134	$1,046,332

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Fiscal 2022				Fiscal 2021
	Successor		Predecessor (SL)		Predecessor (SL)		Predecessor (PL)
	June 12, 2021		February 1, 2021		August 28, 2020		February 1, 2020
	through		through		through		through
	October 31, 2021		June 11, 2021		October 31, 2020		August 27, 2020
Cash flows from operating activities:
Net (loss) income		$(54,708)		$(49,264)		$(38,714)		$2,764,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation		9,034		—		—		—
Depreciation and amortization		4,309		3,572		1,509		5,864
Amortization of intangible assets		57,087		50,902		15,890		34,378
Change in bad debt reserve		(668)		(174)		186		24
(Benefit from) provision for income taxes – non-cash		(9,937)		(5,886)		(8,214)		66,234
Non-cash interest expense		913		487		143		2,407
Impairment of intangible assets		—		—		—		332,376
Fair value adjustment to warrants		19,723		(900)		(2,900)		—
Right-of-use asset		3,473		748		1,245		1,594
Non-cash reorganization items, net		—		—		—		(3,353,326)
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable		(8,446)		88,622		(24,396)		116,478
Prepaid expenses and other current assets		(5,002)		1,828		(4,017)		66
Accounts payable		(1,636)		(4,866)		3,776		(7,909)
Accrued expenses, including long-term		13,962		(18,592)		11,888		145,816
Lease liability		(4,046)		(1,301)		(1,510)		(2,332)
Deferred revenue		(24,599)		(31,365)		47,987		(101,765)
Net cash (used in) provided by operating activities		(541)		33,811		2,873		3,917
Cash flows from investing activities:
Purchase of property and equipment		(4,351)		(641)		(1,340)		(3,105)
Internally developed software - capitalized costs		(2,293)		(2,350)		(908)		(3,819)
Acquisition of Global Knowledge, net of cash received		(156,926)		—		—		—
Acquisition of Skillsoft, net of cash received		(386,035)		—		—		—
Acquisition of Pluma, net of cash received		(18,646)		—		—		—
Net cash used in investing activities		(568,251)		(2,991)		(2,248)		(6,924)
Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments		—		—		—		19,500
Borrowings under DIP Facility		—		—		—		60,000
Proceeds from Exit Facility borrowing		—		—		—		50,000
Debt issuance costs associated with DIP and Exit facilities		—		—		—		(19,524)
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded		(614)		—		—		—
Proceeds from equity investment (PIPE)		530,000		—		—		—
Proceeds from issuance of term loans, net of fees		464,290		—		—		—
Principal payments on capital lease obligation		(407)		(370)		(162)		(532)
Proceeds from accounts receivable facility, net of borrowings		(23,198)		16,577		(28,909)		(35,787)
Repayment of First and Second Out loans		(605,591)		(1,300)		—		—
Net cash provided by (used in) financing activities		364,480		14,907		(29,071)		73,657
Effect of exchange rate changes on cash and cash equivalents		(820)		203		699		(2,139)
Net (decrease) increase in cash, cash equivalents and restricted cash		(205,132)		45,930		(27,747)		68,511
Cash, cash equivalents and restricted cash, beginning of period		288,483		74,443		102,315		33,804
Cash, cash equivalents and restricted cash, end of period		$83,351		$120,373		$74,568		$102,315
Supplemental disclosure of cash flow information:
Cash and cash equivalents		$80,671		$117,299		$70,836		$92,009
Restricted cash		2,680		3,074		3,732		10,306
Cash, cash equivalents and restricted cash, end of period		$83,351		$120,373		$74,568		$102,315

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SL)	Predecessor (SL)	Predecessor (PL)
	June 12, 2021	February 1, 2021	August 28, 2020	February 1, 2020
	through	through	through	through
	October 31, 2021	June 11, 2021	October 31, 2020	August 27, 2020
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,030	$16,439	$—	$—
Cash paid for income taxes, net of refunds	$1,505	$1,161	$560	$913
Unpaid capital expenditures	$123	$39	$140	$1,039
Note issued to parent entity for paid in kind interest	$—	$—	$—	$160,000
Lease liabilities arising from right-of-use assets and tenant improvements recognized upon adoption of new accounting standard	$—	$—	$—	$19,415
Share issued in connection with business combinations	$306,375	$—	$—	$—
PIPE subscription liability and warrants reclassified to equity	$134,286	$—	$—	$—
Debt issued in connection with business combinations	$90,000	—	—	—
Warrants issued in connection with business combinations	$14,000	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

The Company

Skillsoft Corp. (“Successor”)

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

Prior to the closing of the Skillsoft Merger, the Company consummated the PIPE investments and issued 53,000,000 shares of its Class A common stock and warrants to purchase 16,666,667 shares of its Class A common Stock for aggregate gross proceeds of $530 million. In connection with the consummation of these investments, the Company reclassified amounts recorded for stock subscriptions and warrants which previously had been accounted for as liabilities of $78.2 million as additional paid in capital.

On June 11, 2021 (“acquisition date”), Churchill completed its acquisition of Software Luxembourg, and changed its corporate name from Churchill to Skillsoft Corp. (the “Company”). In addition, the Company changed its fiscal year end from December 31 to January 31.

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

Successor and Predecessor Periods

References to “Successor” or “Successor Company” relate to the consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor (SLH) and Global Knowledge were completed. References to “Predecessor (SLH)” relate to the consolidated financial position and results of operations of Software Luxembourg Holding between

August 28, 2020 and June 11, 2021 (its last date of operations prior to the merger). Operating results for the acquired business on June 11, 2021 were credited to the Predecessor (SLH) in the accompanying consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021 recorded in the Successor period of the consolidated statement of cash flows. References to “Predecessor (PL)” relate to the consolidated financial position and results of operations of Pointwell prior to August 28, 2020.

Description of Business

The Company provides, through its Skillsoft, Global Knowledge (“GK”) and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, featuring one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, the Company’s award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective.

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

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Software Luxembourg audited financial statements for the year ended January 31, 2021, which were included in the Company’s Form 8-K/A filing on June 17, 2021. There have been no changes to these policies during the period ended October 31, 2021, except as noted below.

Stock-based Compensation

The Company recognizes compensation expense for stock options and time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. The Company calculates the fair value of stock-options with service based vesting conditions on the date of grant and uses the Black-Scholes model to estimate the fair value of stock options. In estimating the fair value of options, the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options. The Company recognizes forfeitures as they occur.

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

Recently Adopted Accounting Guidance

On October 28, 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Accounting Standards Codification Topic 606, rather than the prior requirement to record deferred revenue at fair value.  ASU 2021-08 allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. The Company elected to adopt ASU 2021-08 early on a retrospective basis, effective at the beginning of the Successor period on June 11, 2021.

The adoption of ASU 2021-08 effective as of June 11, 2021 had the following impact on the Company’s previously reported results:

	For the period from June 11, 2021 to July 31, 2021
	As Previously Reported	Impact of Adoption of ASU 2021-08	As Adjusted
Total revenues	$57,912	$33,100	$91,012
Operating loss	(49,613)	33,100	(16,513)
Loss before benefit from income taxes	(43,039)	33,100	(9,939)
Benefit from income taxes	(5,504)	7,419	1,915
Net loss	(37,535)	25,681	(11,854)
Net loss - basic and diluted	$(0.28)	$0.19	$(0.09)

The adoption of ASU 2021-08 also resulted in the increase of goodwill by $123.5 million attributable to the acquisitions of Software Luxembourg Holdings S.A., Albert DE Holdings, Inc. and Pluma Inc. during the period ended July 31, 2021, as a result of the revised measurement of deferred revenue for acquisitions.

(3) Business Combinations

(a) Software Luxembourg Holdings S.A. (“Predecessor (SLH)” or “Skillsoft Legacy”)

On June 11, 2021, Software Luxembourg Holding S.A. merged with and into Churchill Capital Corp II (Churchill) which subsequently changed its name to Skillsoft Corp..

The Skillsoft Merger was considered a business combination under ASC  805, Business Combinations and will be accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer based on their rights to nominate six members of the initial Board of Directors, the size of their voting interest and their rights to appoint the Chief Executive Officer of Skillsoft Corp. and other members of management of the combined company prior to closing.

Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarizes the purchase consideration (in thousands):

Description	Amount
Class A common stock issued	$258,000
Class B common stock issued *	48,375
Cash payments	505,000
Second Out Term Loan	20,000
Cash settlement of seller transaction costs	1,308
Total Purchase Price	$832,683

*Shares of Class B common stock was converted into Successor Class A common stock at the time of the Merger.

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents and restricted cash	$120,273	$—	$120,273
Current assets	118,847	436	119,283
Property and equipment	10,825	—	10,825
Intangible assets	769,799	(4,701)	765,098
Long term assets	18,629	—	18,629
Total assets acquired	1,038,373	(4,265)	1,034,108
Current liabilities	(49,056)	—	(49,056)
Debt, including accounts receivable facility	(552,977)	—	(552,977)
Deferred revenue	(123,300)	(113,790)	(237,090)
Deferred tax liability	(99,699)	15,297	(84,402)
Long term liabilities	(18,325)	1	(18,324)
Total liabilities assumed	(843,357)	(98,492)	(941,849)
Net assets acquired	195,016	(102,757)	92,259
Goodwill	637,667	102,757	740,424
Total purchase price	$832,683	$—	$832,683

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows: (in thousands):

Description	Amount	Life
Trademark/tradename - Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6	years
Courseware	186,600	5	years
Proprietary delivery and development software	114,598	2.5-7.6	years
Publishing Rights	41,100	5	years
Customer relationships	271,400	12.6	years
Backlog	60,900	4.6	years
Total	$765,098

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships and backlog were valued using the income approach. The trade names were valued using the relief from royalty method. The content and software were valued using the replacement cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of the Predecessor (SLH) resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to meet its long-term operating profitability objectives through achievement of synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and, in the case of goodwill and indefinite-lived intangible assets, at least annually.

The Company incurred $6.4 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and transaction-related costs” in the accompanying consolidated statement of operations. Approximately $4.3 million was reported in the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)) and $2.1 million was reported in the period from June 12, 2021 to October 31, 2021 (Successor).

(b) Albert DE Holdings, Inc. (“GK”)

On June 11, 2021, GK and its subsidiaries were acquired by Skillsoft, in conjunction with, and just subsequent to, its merger with Churchill Capital Corp II (then becoming merged Company).

The acquisition was accounted for as a business combination under ASC805, Business Combinations, utilizing the acquisition method. Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

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

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents	$17,524	$—	$17,524
Current assets	47,849	—	47,849
Property and equipment	5,531	—	5,531
Intangible assets	185,800	—	185,800
Long term assets	12,401	(621)	11,780
Total assets acquired	269,105	(621)	268,484
Current liabilities	(74,463)	(1,468)	(75,931)
Deferred revenue	(23,018)	(8,191)	(31,209)
Deferred tax liabilities	(16,934)	876	(16,058)
Long term liabilities	(4,248)	508	(3,740)
Total liabilities assumed	(118,663)	(8,275)	(126,938)
Net assets acquired	150,442	(8,896)	141,546
Goodwill	108,008	8,896	116,904
Total Purchase Price	$258,450	$—	$258,450

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows: (in thousands):

Description	Amount	Life
Trademark/tradename	$25,400	indefinite
Courseware	1,500	3	years
Proprietary delivery and development software	2,500	2	years
Vendor relationships	43,900	2.6	years
Customer relationships	112,500	10.6	years
Total	$185,800

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships and vendor relationships were valued using the income approach. The trade name was valued using the relief from royalty method. The courseware and proprietary delivery software were valued using the replacement cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of GK resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to meet its long-term operating profitability objectives through achievement of synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company incurred $0.8 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations. Approximately $0.8 million was reported in the period from June 12, 2021 to October 31, 2021 (Successor).

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the acquisition of Skillsoft and Global Knowledge had occurred on February 1, 2020 (in thousands):

	Unaudited Pro Forma Statement of Operations
	Three months	Three months	Nine months	Nine months
	ended October 31,	ended October 31,	ended October 31,	ended October 31,
	2021	2020	2021	2020
Revenue	$170,559	$162,133	$498,821	$497,408
Net loss	(54,348)	(17,782)	(80,379)	(60,367)

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

The Successor and Predecessor periods have been combined in the pro forma for the three and nine months ended October 31, 2021 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and interest expense on the new debt financing.

Other pro forma adjustments include the following:

●	The adoption of ASU 2021-08 is reflected for all Successor and Predecessor periods presented for comparability.
●	Gains on reorganization of $3.3 billion are excluded from results presented for the three and nine months ended October 31, 2020.

●	Impairment of goodwill and intangible assets recorded in April 2020 of $332.4 million has been excluded from the nine months ended October 31, 2020.
●	The pro forma results of operations exclude recapitalization and acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the Predecessor’s recapitalization efforts, including the evaluation of strategic alternatives, preparation for the Chapter 11 filing and subsequent emergence in August 2020. Transaction costs related to the business combinations occurring in June 2021 are presented as if they occurred in February 2020.

Other Acquisitions

On June 30, 2021, the Company acquired Pluma, Inc. The acquisition enhances the Company’s leadership development offerings, adds a new modality to its blended learning model, and allows the Company to now offer a premium individualized coaching experience. Cash paid for Pluma in the Successor period was lower than the agreed upon purchase price of Pluma for $22 million due to a contractual holdback and working capital adjustment. The fair value of the net assets acquired included $15.6 million of goodwill and $8.7 million of identified intangible assets, which had a weighted average life of 7.4 years. The business is reported as part of the Company’s Skillsoft reportable segment. Pro forma information and acquisition expenses have not been presented because such information is not material to the financial statements.

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts.  In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  With three acquisitions during the period ended October 31, 2021, the Company continues to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities.

(4) Intangible Assets

Intangible assets consisted of the following (in thousands):

	October 31, 2021 (Successor)				January 31, 2021 (Predecessor (SLH))
	Gross			Net	Gross			Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount	Amount	Amortization		Amount
Developed software/ courseware	$309,709		$27,216	$282,493	$265,758		$24,669	$241,089
Customer contracts/ relationships	386,400		7,708	378,692	279,500		3,627	275,873
Vendor relationships	43,900		12,879	31,021	 —		—	 —
Trademarks and trade names	9,700		582	9,118	6,300		455	5,845
Publishing rights	41,100		3,174	37,926	35,200		2,933	32,267
Backlog	60,900		4,201	56,699	90,200		8,141	82,059
Skillsoft trademark	84,700		—	84,700	91,500		—	91,500
Global Knowledge trademark	25,400		1,252	24,148	 —		—	 —
Total	$961,809		$57,012	$904,797	$768,458		$39,825	$728,633

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2022 (Remaining 3 months)	$37,030
2023	168,953
2024	148,443
2025	124,196
2026	118,674
Thereafter	222,801
Total	$820,097

Amortization expense related to intangible assets in the aggregate was $37.1 million for the three months ended October 31, 2021 (Successor), $57.1 million for the period from June 12, 2021 through October 31, 2021 (Successor), $50.9 million for the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), $15.9 million for the period from August 28, 2020 through October 31, 2020 (Predecessor (SLH)), $4.2 million for the period from August 1, 2020 through August 27, 2020 (Predecessor (PL)) and $34.4 million for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)).

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

Impairment Review Requirements

The Company reviews intangible assets subject to amortization if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. The Company reviews indefinite lived intangible assets, including goodwill, on the annual impairment test date or more frequently if there are indicators of impairment. No such indicators were present during the period ended October 31, 2021.

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

Impairment of Goodwill and Intangible Assets for the Predecessor (PL) Period

During the three months ended April 30, 2020, the emergence of COVID-19 as a global pandemic had an adverse impact on our business. While the online learning tools the Company offers have many advantages over traditional in person learning in the current environment, some of the Company’s customers in heavily impacted industries have sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts have come up for renewal. In addition, identifying and pursuing opportunities for new customers became much more challenging in this environment. In addition to the uncertainty introduced by COVID-19, the Company’s over leveraged capital structure continued to create headwinds. In April 2020, the Company received temporary forbearance from its lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around the Company’s capital structure and future ownership, continued to hurt its business, as new and existing customers displayed apprehension about the ultimate resolution of the Company’s capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding the Company’s capital structure combined with the potential impact that COVID-19 would have on the Company and the global economy, resulted in a significant decline in the fair value of its reporting units during the first quarter ended April 30, 2020, with the impact being more significant to the SumTotal business on a relative basis due to its smaller scale and forecasted cash flow generation.

As part of the Company’s evaluation of impairment indicators based on the circumstances described above as of April 30, 2020, the Company determined its SumTotal long-lived asset group failed the undiscounted cash flow recoverability test. Accordingly, the Company estimated the fair value of its individual long-lived assets to determine if any impairment charges were present. The Company’s estimation of the fair value of definite lived intangible assets included the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Based on these analyses, the Company concluded the fair values of certain SumTotal intangible assets were lower than their current carrying values, accordingly impairment charges of $62.3 million were recognized in the three months ended April 30, 2020 (Predecessor (PL)).

In light of the circumstances above, management also concluded that a triggering event had occurred with respect to the Company’s indefinite-lived Skillsoft trade name as of April 30, 2020. Accordingly, the Company estimated the fair value of the Skillsoft trade name using a discounted cash flow analysis which reflected estimates of future revenue, royalty rates, cash flows, and discount rates. Based on this analysis, the Company concluded the carrying value of the Skillsoft trade name exceeded its fair value, resulting in an impairment charge of $92.2 million in the three months ended April 30, 2020 (Predecessor (PL)).

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

In total, as described in detail above, the Company recorded $332.4 million of goodwill and intangible asset impairment charges for the three months ended April 30, 2020 (Predecessor (PL)), consisting of (i) $62.3 million of impairments of SumTotal definite-lived intangible assets, (ii) an $92.2 million impairment of the Skillsoft trade name, (iii) a $107.9 million goodwill impairment for the Skillsoft reporting unit and (iv) a $70.0 million goodwill impairment for the SumTotal reporting unit. The Company believes that its procedures for estimating gross future cash flows for each intangible asset are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

A roll forward of goodwill is as follows:

Description	Skillsoft	SumTotal		GK		Consolidated
Goodwill, net January 31, 2021 (Predecessor SLH)	$491,654		$3,350		$—	$495,004
Foreign currency translation adjustment	(135)		—		—	(135)
Goodwill, net June 11, 2021 (Predecessor SLH)	491,519		3,350		—	$494,869

Acquisition of Skillsoft and GK	659,667		75,065		116,413	851,145
Foreign currency translation adjustment	(13)		(46)		3	(56)
Acquisition of Pluma	14,892		—		—	14,892
Goodwill, net July 31 2021 (Successor)	$674,546		$75,019		$116,416	$865,981
Foreign currency translation adjustment	(38)		(23)		(564)	(625)
Measurement period adjustments	4,992		700		491	6,183
Measurement period adjustments - (Pluma)	752		—		—	752
Goodwill, net October 31, 2021(Successor)	$680,252		$75,696		$116,343	$872,291

Goodwill at October 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)), for the Skillsoft segment was $680.3 million and $491.7 million, respectively. There were no accumulated impairment losses for the Skillsoft segment at October 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)).

Goodwill at October 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)), for the SumTotal segment was $75.7 million and $3.4 million, respectively. There were no accumulated impairment losses for the SumTotal segment at October 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)).

Goodwill at October 31, 2021 (Successor), for the Global Knowledge segment was $116.3 million. There were no accumulated impairment losses for the Global Knowledge segment at October 31, 2021.

(5) Taxes

For the Successor period from June 12, 2021 through October 31, 2021, the Company recorded a tax benefit of $4.5 million on pretax loss of $59.2 million. The tax benefit reflects current period changes in the Company’s valuation allowance on our deferred tax assets and the impact of foreign rate differential. During the quarter ended October 31, 2021, the Company recorded a reserve of $5.2 million for an uncertain tax position related to the applicability of the base erosion and anti-abuse income tax.

For the Predecessor (SLH) period from February 1, 2021 through June 11, 2021, the Company recorded a tax benefit of $3.7 million on pretax loss of $53.0 million. The tax benefit reflects the impact of changes in the Company’s valuation allowance on our deferred tax assets and for foreign rate differential.

For the Predecessor (SLH) period from August 28, 2020 through October 31, 2020 the Company recorded a tax benefit of $7.9 million on pretax losses of $46.6 million. The tax benefit reflected the impact of foreign rate differential, changes in the Company’s valuation allowance on our deferred tax assets and the impairment of intangible assets.

For the Predecessor (PL) period from February 1, 2020 through August 28, 2020 the Company recorded a tax provision of $68.5 million on pretax gains of $2,832.5 million which primarily related to the recognition of $73.4 million in consolidated tax expense from fresh-start accounting and reorganization items described above being partially offset by a tax benefit recognized upon impairment of the indefinite lived tradename asset described further in Note 4.

(6) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021
Deferred commission costs – current	$3,906	$3,147
Reclaimable tax	7,368	9,927
Prepaid software maintenance costs	9,090	8,587
Prepaid royalties	2,995	2,958
Prepaid insurance costs	4,441	752
Prepaid employee benefits	1,573	1,620
Other Prepaid expenses	7,690	2,336
Course material	1,625	—
Deposits	2,178	—
Other receivables	1,164	964
Other current asset	36	35
Total prepaid expenses and other current assets	$42,066	$30,326

(7) Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021
Deferred commission costs – non-current	$5,077	$4,437
Deposits	3,062	1,618
Other	1,944	2,581
Total other assets	$10,083	$8,636

(8) Accrued Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021
Professional fees	$10,280		$8,832
Accrued sales tax/VAT	6,207		5,379
Accrued royalties	1,668		2,152
Accrued tax	3,355		2,634
Accrued interest	7,920		491
Accrued Virtual, on-demand and classroom related costs	13,757		—
Refundable payments	2,852		—
Other accrued liabilities	9,733		3,637
Total accrued expenses	$55,772		$23,125

(9) Restructuring

In connection with strategic initiatives implemented during the period ended October 31, 2021 (Successor), June 11, 2021 (Predecessor (SLH)), October 31, 2020 (Predecessor (SLH)) and August 27, 2020 (Predecessor (PL)), the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded $1.1 million of restructuring charges during the period from June 12, 2021 through October 31, 2021 (Successor) and recorded a credit of $0.7 million during the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)). The Company recorded charges of $0.1 million for the period from August 28, 2020 through October 31, 2020, and $1.2 million for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), which is included in the statement of operations as restructuring.  Substantially all of this charge represents the severance costs of terminated employees.

(10) Leases, Commitments and Contingencies

Leases

The Company measured Skillsoft and Global Knowledge’s legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $21.9 million and $22.9 million, respectively, as of October 31, 2021. All leases are classified as operating leases, except an equipment lease agreement for the Company’s hosting services and storage, which qualifies as finance lease under U.S. GAAP.

The Company’s lease portfolio includes office space, training centers, equipment and vehicles to support its research and development activities, sales operations and other corporate and administrative functions in North America, Europe and Asia. The Company’s leases have remaining terms of one year to twelve years. Some of the Company’s leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s consolidated balance sheets as of October 31, 2021. The finance lease is included in the caption “Property and equipment, net” and “Lease Liabilities” on the Company’s consolidated balance sheets as of October 31, 2021. The weighted-average remaining lease term of the Company’s operating leases is 5.4 years, and the remaining lease term of its finance lease is 0.2 year as of October 31, 2021. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $2.1 million and related cash payments were $2.3 million for the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)). The lease costs were $4.8 million and related cash payments were $4.4 million for the period from June 12, 2021 to October 31, 2021 (Successor). The lease costs were $3.9 million and related cash payments were $3.6 million for the period from February 1, 2020 to August 27, 2020 (Predecessor (PL)). The lease costs were $1.1 million and related cash payments were $1.1 million for the period from August 28, 2020 to October 31, 2020 (Predecessor (SLH)). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance lease related cash payments were included in the financing cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of October 31, 2021 (Successor):

Fiscal Year Ended January 31 (in thousands):	Operating Leases	Finance Lease
2022 (excluding 3 months ended October 31, 2021)	$2,400	$602
2023	8,375	—
2024	4,551	—
2025	3,256	—
2026	1,411	—
Thereafter	6,007	—
Total future minimum lease payments	26,000	602
Less effects of discounting	(3,690)	(16)
Total lease liabilities	$22,310	$586

Reported as of October 31, 2021
Lease liabilities	$7,101	$586
Long-term lease liabilities	15,209	—
Total lease liabilities	$22,310	$586

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

(11) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021
Term Loan - current portion	$4,800	$5,200
Current maturities of long-term debt	$4,800	$5,200

Term Loan - long-term portion	475,200	514,800
Less: Fresh-Start Reporting Fair Value Adjustment	—	(4,564)
Less: Original Issue Discount - long-term portion	(6,945)	—
Less: Deferred Financing Costs - long-term portion	(5,259)	—
Long-term debt	$462,996	$510,236

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

Immediately following the effective time of the Skillsoft Merger on June 11, 2021, each outstanding share of Churchill Class C common stock issued to the former holders of Skillsoft Class A Shares in connection with the Skillsoft Merger was redeemed for a redemption price of (i) $131.51 per share in cash and (ii) $5.208 per share in incremental indebtedness (the “Class A SO Incremental Loans”) under that certain Senior Secured Second Out Term Loan Credit Agreement (the “SO Credit Agreement”), dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l. (“Holdings”), as the parent borrower (the “Parent Borrower”), the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent, as amended (the “SO Credit Agreement”) for a total aggregate increase of $20 million of second out term loans under the SO Credit Agreement. In addition, upon the closing of the Global Knowledge Merger, (i) pursuant to a Joinder Agreement, dated as of June 11, 2021, by and among certain lenders party thereto, Holdings, the Parent Borrower and the other borrower party thereto, such lenders were issued an aggregate principal amount of $50 million of incremental first out term loans (the “GK FO Incremental Loans”) under that certain Senior Secured Term Loan Credit Agreement dated as of August 27, 2020, by and among Holdings, the Parent Borrower, the other borrower party thereto, the several banks and other financial institutions from time to time party thereto, as lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, as amended (the “FO Credit Agreement”) and (ii) pursuant to a Joinder Agreement, dated as of June 11, 2021 by and among certain lenders party thereto, Holdings, the Parent Borrower, the other borrower party thereto, such lenders were issued an aggregate principal amount of $20 million of incremental second out term loans under the SO Credit Agreement (the “GK SO Incremental Loans” and together with the GK FO Incremental Loans and the Class A SO Incremental Loans, the “Incremental Loans”).

Term Loan (Successor)

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, Skillsoft Finance I, Inc., as holdings (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”) to Skillsoft Finance II, the proceeds of which, together with cash on hand, were used to refinance the First Out Term Loan and Second Out Term Loan (discussed above). The Term Loan Facility is scheduled to mature on July 16, 2028 (the “Maturity Date”).

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

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $5.5 million and $7.2 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.1 million of third-party costs incurred were recognized as interest expenses in the accompanying statement of operations for the period from June 12, 2021 through October 31, 2021.

The Company’s debt outstanding as of October 31, 2021 matures as shown below (in thousands):

Fiscal year ended January 31:
2022 (remaining 3 months)	$1,200
2023	4,800
2024	4,800
2025	4,800
2026	4,800
Thereafter	459,600
Total payments	480,000
Less: Current portion	(4,800)
Less: Unamortized original issue discount and issuance costs	(12,204)
Long-term portion	$462,996

(12) Long-Term Liabilities

Other long-term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021
Uncertain tax positions; including interest and penalties – long-term	$7,897	$5,794
Other	1,802	204
Total other long-term liabilities	$9,699	$5,998

(13) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of October 31, 2021, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of October 31, 2021, 133,164,526 shares of Class A common stock were issued and outstanding.

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

The warrants included a provison whereby, in the event of a  sale of the Company meeting certain conditions (“Favored Sale”), the warrants would be cancelled for no consideration, however, in such an event, the holders of Class B shares would receive a higher share of any consideration paid in the form of common stock by the acquiring company. The conditions of the Favored Sale were established in anticipation of a Churchill merger and mirror the ultimate agreement executed on October 12, 2020. The Board of Directors and required level of warrant holders amended the warrants such that the deadline a Favored Sale to occur was extended to October 12, 2020.  An amendment to extend the date by which a Favored Sale could occur represented a modification to both the warrants and the participation right held by the Class B holders.  Management measured the impact of the modification to both the freestanding warrants and the participation right held by the Class B holders by comparing their fair values immediately before and after the modification. The net impact of the increase in the value of the participation right held by Class B stockholders, of $13.3 million, and the decrease in the value of the warrants, of $7.4 million, is reflected as a decrease of $5.9 million in earnings attributable to Class A common stockholders and an increase to $5.9 million earnings attributable to Class B common stockholders for earnings per share purposes.  The $7.4 million decrease in the value of warrants is reflected as a capital contribution and is reflected as an increase to additional-paid-in-capital in the period from August 28, 2020 through October 31, 2020 (Predecessor SLH).

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at October 31,
Type	Shares	Price	Price	Date	2021
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$65,363

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 of warrants were issued at the closing in connection with the repayment of a promissory note due to the Sponsor. 1,000,000 of the Private Placement warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions were dependent upon the characteristics of the holder of the warrant. Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,000	$11.50	$18.00	6/11/26
Private Placement Warrants (PIPE)	16,667	$11.50	$18.00	6/11/26
Private Placement Warrants (Global Knowledge)	5,000	$11.50	None	10/12/25
Private Placement Warrants (CEO)	1,000	$11.50	None	6/11/26
Total	45,667

A description of each category of warrants issued and outstanding is as follows:

●	Public Warrants – Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”), resulting in the issuance of 23,000,000 warrants. Prior to the Skillsoft Merger, Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which states that in in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside of the control of the Company (which had more than one class of outstanding common stock prior to the Merger), where all warrant holders would be entitled to cash, while only certain of the holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants could now meet equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance.
●	Private Placement Warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Churchill Class A common stock. The PIPE Private Placement Warrants are issued in the same form as the Public Warrants.
●	Private Placement Warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE, 5,000,000 warrants were issued to the former owners of Global Knowledge. These warrants are similar to the Private Placement Warrants except the warrants are not subject to the redemption provisions described above if transferred.
●	Private Placement Warrants (CEO) - Effective at the closing of the initial public offering, the Sponsor committed to transfer 1,000,000 fully vested Private Placement Warrants to the CEO pursuant his employment agreement with the Company. The warrants are subject to ASC 718 Stock Compensation and the Company recognized stock-based compensation expense of $2.8 million for the period from June 12, 2021 to October 31, 2021.

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

(15) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSU’s to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Award and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided herein. As of October 31, 2021 a total of 4,939,343 shares of common stock were available for issuance under the 2020 Plan.

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

The following table summarizes the stock option activity for the period from June 12, 2021 to October 31, 2021:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding, June 11, 2021
Granted	2,825,752	$10.76	9.7
Exercised	—	 —	—	
Forfeited	—	 —	—	
Expired	—	 —	—	
Outstanding, October 31, 2021	2,825,752	$10.76	9.7	$3,872
Vested and Exercisable, October 31, 2021	—	$—		$—

The total unrecognized equity-based compensation costs related to the stock options was $8.7 million, which is expected to be recognized over a weighted-average period of 3.7 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

From June 12, 2021
to October 31, 2021
Risk-free interest rates	1.0%
Expected dividend yield	—
Volatility factor	30 - 31%
Expected lives (years)	6.1
Weighted average fair value of options granted	$3.36

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

The following table summarizes the RSU activity for the period from June 12, 2021 to October 31, 2021:

			Weighted-	Aggregate
			Average Grant	Intrinsic Value
	Shares		Date Fair Value	(in thousands)
Unvested balance, June 11, 2021
Granted	4,461,341		$10.51
Vested	(166,667)		10.75	
Forfeited	(83,500)		10.66	
Unvested balance, October 31, 2021	4,211,174		$10.49	$51,082

The total unrecognized stock-based compensation costs related to RSUs was $41.9 million, which is expected to be recognized over a weighted-average period of 3.7 years.

Market-based Restricted Stock Units

Market-based restricted stock units (“MBRSUs”) vest over a four-year performance period, subject to continued employment through each anniversary and achievement of a share price threshold ($12.50 for 20 out of 30 consecutive trading days prior to the fourth anniversary). The fair value of MBRSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following table summarizes the MBRSU activity for the period from June 12, 2021 to October 31, 2021:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, June 11, 2021
Granted	986,090	$8.65
Vested	—	 —	
Forfeited	(73,000)	 8.60	
Unvested balance, October 31, 2021	913,090	$8.65	$11,076

The total unrecognized stock-based compensation costs related to MBRSUs was $6.6 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Performance-based Restricted Stock Units

The Company issued 49,876 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 to October 31, 2021. The awards vest upon the achievement of specified corporate goals. As of October 31, 2021, $0.1 million in stock-based compensation expense has been recognized based on the expected outcomes and service periods of these awards.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Successor
	Three months	June 12, 2021
	ended October 31,	through October 31,
	2021	2021
Cost of revenues	$—	$—
Content and software development	276	530
Selling and marketing	621	947
General and administrative	3,320	7,557
Total	$4,217	$9,034

Stock-based compensation expense for the period ended October 31, 2021 includes $2.8 million attributable to 1,000,000 warrants issued to the chief executive officer that vested on June 11, 2021 upon completion of the merger and his commencement of employment with the Company.

(16) Revenue

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three months ended October 31, 2021 (Successor), the period from June 12, 2021 to October 31, 2021 (Successor), the period from May 1, 2021 to June 11, 2021 (Predecessor (SLH)), the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)), and the three months and nine months ended October 31, 2021 (Predecessor (PL)), (in thousands):

	Quarter-to Date Results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (PL)
	Three Months	From	From
	Ended	August 28, 2020	August 1, 2020
	October 31, 2021	to October 31, 2020	to August 27, 2020
SaaS and subscription services	$100,969	$31,659	$33,274
Software maintenance	4,681	1,622	1,701
Professional services	10,415	3,271	3,310
Perpetual software licenses	1,288	415	402
Hardware and other	—	6	—
Virtual, on-demand and classroom	53,206	—	—
Total net revenues (1)	$170,559	$36,973	$38,687

	Year-to Date Results
	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	October 31, 2021	to June 11, 2021	to October 31, 2020	to August 27, 2020
SaaS and subscription services	$155,293	$119,233	$31,659	$234,766
Software maintenance	7,249	5,984	1,622	12,079
Professional services	15,217	13,495	3,271	24,499
Perpetual software licenses	1,341	924	415	2,486
Hardware and other	12	—	6	21
Virtual, on-demand and classroom	82,460	—	—	—
Total net revenues (1)	$261,572	$139,636	$36,973	$273,851

The following table sets forth our revenues by geographic region for the three months ended October 31, 2021 (Successor), June 12, 2021 to October 31, 2021 (Successor), the period from May 1, 2021 to June 11, 2021 (Predecessor (SLH)), the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH) and the three months and nine months ended October 31, 2021 (Predecessor (PL)), (in thousands):

	Quarter-to Date Results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (PL)
	Three Months	From	From
	Ended	August 28, 2020	August 1, 2020
	October 31, 2021	to October 31, 2020	to August 27, 2020
Revenue:
United States	$90,892	$28,858	$30,996
Other Americas	9,857	1,566	597
Europe, Middle East and Africa	36,671	4,559	4,930
Asia-Pacific	33,139	1,990	2,164
Total net revenues (1)	$170,559	$36,973	$38,687

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

	Year-to Date Results
	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	October 31, 2021	to June 11, 2021	to October 31, 2020	to August 27, 2020
Revenue:
United States	$167,906	$101,884	$28,858	$217,783
Other Americas	18,039	8,724	1,566	8,899
Europe, Middle East and Africa	65,601	19,729	4,559	32,788
Asia-Pacific	10,026	9,299	1,990	14,381
Total net revenues (1)	$261,572	$139,636	$36,973	$273,851

Deferred Revenue

Deferred revenue activity for the periods through October 31, 2021 was as follows (in thousands):

Deferred revenue at January 31, 2021 (Predecessor (SLH))	$260,584
Billings deferred	109,450
Recognition of prior deferred revenue	(139,636)
Deferred revenue at June 11, 2021 (Predecessor (SLH))	$230,398

Acquisition of Skillsoft and GK	268,299
Billings deferred	235,480
Recognition of prior deferred revenue	(261,572)
Acquisition of Pluma	5,864
Deferred revenue at October 31, 2021 (Successor)	$248,071

Deferred revenue performance obligations relate predominately to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the periods through October 31, 2021 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2021 (Predecessor (SLH))	$7,584
Contract acquisition costs	6,931
Recognition of contract acquisition costs	(5,828)
Deferred contract acquisition costs at June 11, 2021 (Predecessor (SLH))	8,687

Deferred contract acquisition costs at June 12, 2021 (Successor)	—
Contract acquisition costs	7,355
Recognition of contract acquisition costs	(2,243)
Deferred contract acquisition costs at July 31, 2021 (Successor))	$5,112
Contract acquisition costs	7,143
Recognition of contract acquisition costs	(3,272)
Deferred contract acquisition costs at October 31, 2021 (Successor)	$8,983

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2021 and are categorized using the fair value hierarchy (in thousands):

	Total	(Level 3)

Private Placement Warrants – Sponsor	$65,363	65,363
Total liabilities recorded at fair value	$65,363	65,363

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the Period from
February 1, 2021
to June 11, 2021
Balance as of January 31, 2021 (Predecessor (SLH))	$900
Unrealized gains recognized as other income	(900)
Balance as of June 11, 2021 (Predecessor (SLH))	$—

For the Three
Months Ended
October 31, 2021
Balance as of July 31, 2021 (Successor)	$28,525
Unrealized losses recognized as other income	36,838
Balance as of October 31, 2021 (Successor)	$65,363

For the Period from
June 12, 2021
to October 31, 2021
Balance as of June 12, 2021 (Successor)	45,640
Unrealized losses recognized as other income	19,723
Balance as of October 31, 2021 (Successor)	$65,363

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

Successor Company Warrants

The Company classifies certain Private Placement Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Placement Warrants using a Black-Scholes option pricing model. The fair value of the Private Placement Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market. The fair value of the Private Placement Warrants classified as liabilities was estimated at June 11, 2021, July 31, 2021 and October 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

	June 11, 2021	July 31, 2021	October 31, 2021
Risk-free interest rates	0.76%	0.67%	1.09%
Expected dividend yield	—	—	—
Volatility factor	31%	33%	35%
Expected lives (years)	5.0	4.9	4.6
Value per unit	$2.80	$1.75	$4.01

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of October 31, 2021, approximate their fair value because of the short maturity of those instruments.

The Company considered the fair value of its external borrowings and believes their carrying values approximate fair value at October 31, 2021 based on the timing of the July 2021 Term Loans.

(18) Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company’s CODM evaluates results using the operating segment structure as the primary basis for which the allocation of resources and financial results are assessed.

The Company has organized its business into three segments: Skillsoft, SumTotal and GK. All of the Company’s businesses market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures used to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no net revenue transactions between the Company’s reportable segments.

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

The following table presents summary results for each of the businesses for the three months ended October 31, 2021 (Successor), the period from August 28, 2020 to October 31, 2020 (Predecessor (SLH)), and the period from August 1, 2020 to August 27, 2020 (Predecessor (PL)), (in thousands):

	Quarter-to Date Results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (PL)
	Three Months	From	From
	Ended	August 28, 2020	August 1, 2020
	October 31, 2021	to October 31, 2020	to August 27, 2020
Skillsoft
Revenues	$85,456	$23,495	$27,832
Operating expenses	90,814	60,969	20,626
Operating (loss) income	(5,358)	(37,474)	7,206
SumTotal
Revenues	31,897	13,478	10,855
Operating expenses	26,095	18,295	8,942
Operating income (loss)	5,802	(4,817)	1,913
Global Knowledge
Revenues	53,206	—	—
Operating expenses	58,005	—	—
Operating loss	(4,799)	—	—
Consolidated
Revenues	170,559	36,973	38,687
Operating expenses	174,914	79,264	29,568
Operating (loss) income	(4,355)	(42,291)	9,119
Total non-operating (expense) income	(37,431)	3,626	(520)
Interest expense, net	(7,510)	(7,919)	(1,287)
Reorganization items, net	—	—	3,339,837
Benefits from (provision for) income taxes	6,441	7,870	(78,254)
Net (loss) income	$(42,855)	$(38,714)	$3,268,895

The following table presents summary results for each of the businesses for the period from June 12, 2021 to October 31, 2021 (Successor), February 1, 2021 to June 11, 2021 (Predecessor (SLH)), August 28, 2020 to October 31, 2020 (Predecessor (SLH)), and February 1, 2020 to August 27, 2020 (Predecessor (PL)), (in thousands):

	Year-to Date Results
	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	October 31, 2021	to June 11, 2021	to October 31, 2020	to August 27, 2020
Skillsoft
Revenues	$131,067	$101,434	$23,495	$196,238
Operating expenses	151,202	137,882	60,969	398,178
Operating loss	(20,135)	(36,448)	(37,474)	(201,940)
SumTotal
Revenues	48,045	38,202	13,478	77,613
Operating expenses	40,978	38,377	18,295	205,483
Operating income (loss)	7,067	(175)	(4,817)	(127,870)
Global Knowledge
Revenues	82,460	—	—	—
Operating expenses	90,260	—	—	—
Operating loss	(7,800)	—	—	—
Consolidated
Revenues	261,572	139,636	36,973	273,851
Operating expenses	282,440	176,259	79,264	603,661
Operating loss	(20,868)	(36,623)	(42,291)	(329,810)
Total non-operating (expense) income	(21,001)	471	3,626	1,373
Interest expense, net	(17,366)	(16,820)	(7,919)	(168,341)
Reorganization items, net	—	—	—	3,329,245
Benefits from (provision for) income taxes	4,527	3,708	7,870	(68,455)
Net (loss) income	$(54,708)	$(49,264)	$(38,714)	$2,764,012

SumTotal segment revenue for the three months ended October 31, 2021 and for the period from June 12, 2021 to October 31, 2021 includes content-related revenue of $1.5 million and $2.1 million, respectively, attributable to cross selling for customers that use the SumTotal platform to consume Skillsoft content.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of October 31, 2021 and January 31, 2021 (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021

Skillsoft	$1,511,578	$1,398,379
SumTotal	214,625	147,358
Global Knowledge	362,456	—
Corporate	 —	 —
Consolidated	$2,088,659	$1,545,737

The following table sets forth the Company’s long-lived tangible assets by geographic region as of October 31, 2021 and January 31, 2021 (in thousands):

	Successor	Predecessor (SLH)
	October 31, 2021	January 31, 2021

United States	$13,956	$10,613
Ireland	338	609
Rest of world	2,959	2,558
Total	$17,253	$13,780

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except number of shares and per share data):

	Quarter-to date results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (PL)
		From	From
	Three months	August 28, 2021	August 1, 2020
	ended October 31,	to October 31,	to August 27,
	31, 2021	2020	2020
Net loss	$(42,855)	(38,714)	3,268,895

Weighted average common shares outstanding:
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	100.1
Class A and B – Basic and Diluted (Predecessor (SLH))	*	4,000	*
Ordinary – Basic and Diluted (Successor)	133,116	*	*

Net loss per share:
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	$32,656.29
Class A and B – Basic and Diluted (Predecessor (SLH))	*	$(9.68)	*
Ordinary – Basic and Diluted (Successor)	$(0.32)	*	*

*    Not Applicable

	Year-to date results
	Fiscal 2022	Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From
	June 12, 2021	February 1, 2021	August 27, 2020	February 1, 2020
	to October 31,	to June 11,	to October 31,	to August 27,
	2021	2021	2020	2020
Net loss	$(54,708)	(49,264)	(38,714)	2,764,012

Weighted average common shares outstanding:
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	*	100.1
Class A and B – Basic and Diluted (Predecessor (SLH))	*	4,000	4,000	*
Ordinary – Basic and Diluted (Successor)	133,096	*	*	*

Net loss per share:
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	*	$27,612.51
Class A and B – Basic and Diluted (Predecessor (SLH))	*	$(12.32)	$(9.68)	*
Ordinary – Basic and Diluted (Successor)	$(0.41)	*	*	*

*    Not Applicable

During the three months ended October 31, 2021 (Successor) and the period from June 12, 2021 to October 31, 2021 (Successor), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Successor	Predecessor (SLH)

Warrants to purchase common shares	61,967	706
Stock Options	2,826	—
RSU’s	5,341	—
Total	70,134	706

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

Successor Related Party Transactions

In connection with the closing of the Skillsoft Merger on June 11, 2021, the Company entered into a strategic support agreement with its largest shareholder, pursuant to which the shareholder agreed to provide certain business development and investor relations support to the Company for one year after closing of the transaction. The shareholder is one of the largest technology investors in the world, with a large portfolio of investments where they maintain control of or have significant influence over companies, including some ed-tech companies that we compete with or may partner with in the future. For the period from June 11, 2021 to October 31, 2021, we have not entered into any material transactions with affiliates of our largest shareholder.

(21) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of October 31, 2021 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

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

Change in Fiscal Year

On June 21, 2021, our board of directors approved the adoption of a January 31 year-end for the Company’s financial reporting, effective immediately, to align Churchill Capital Corp II and Global Knowledge with the pre-business combination Skillsoft’s fiscal year end. As a result, this fiscal year ends on January 31, 2022 (fiscal 2022) and the third quarter of fiscal 2022 ended on October 31, 2021.

Company’s Business following the Business Combination

Skillsoft is a global leader in corporate digital learning, serving approximately 75% of the Fortune 1000, customers in over 160 countries, and more than 45 million learners globally. The Company provides enterprise learning solutions designed to prepare organizations for the future of work, enable them to overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in one of their most important assets: their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, including one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, the Company’s award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. Learn more at www.skillsoft.com.

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

Results of Operations

Our financial results for the three months ended October 31, 2021 and the period from June 12, 2021 to October 31, 2021 are referred to as those of the “Successor” periods. Our financial results for the periods of August 28, 2020 to October 31, 2020 and February 1, 2021 to June 11, 2021 are referred to as those of the “Predecessor (SLH)” periods. Our financial results for the periods of August 1, 2020 to August 27, 2020 and February 1, 2020 to August 27, 2020 are referred to as those of the “Predecessor (PL)” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although we are required by GAAP to report on our results for the three and nine months ended October 31, 2021 and 2020 separately, for the periods from June 12, 2021 through October 31, 2021, February 1, 2021 through June 11, 2021, August 28, 2020 through October 31, 2020, August 1, 2020 to August 27, 2020, and February 1, 2020 through August 27, 2020, management views the Company’s operating results for the three and nine months ended October 31, 2021 and 2020 by combining the results of the applicable Predecessor and Successor periods because such presentation provides better comparability of our results to prior periods.

We cannot adequately benchmark the operating results for the three and nine months ended October 31, 2021 against any of the previous periods reported in our Consolidated Financial Statements without combining the applicable Predecessor and Successor periods and do not believe that reviewing the results of the periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as revenue and operating (loss) income for the Successor periods when combined with the Predecessor periods provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the nine months ended October 31, 2021 and three and nine months ended October 31, 2020.

The table below presents the results for the nine months ended October 31, 2021, which are the sum of the reported amounts for the Predecessor (SLH) period from February 1, 2021 through June 11, 2021 and the Successor period from June 12, 2021 through October 31, 2021. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results, per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent the business combination and may not be indicative of future results.

		Predecessor	Non-GAAP
	Successor	(SLH)	Combined
		From
	From June	February 1,	Nine Months
	12, 2021 to	2021 to June	Ended October
(In thousands)	October 31, 2021	11, 2021	31, 2021
Revenues:
Total revenues	$261,572	$139,636	$401,208
Operating expenses:
Costs of revenues	76,897	35,881	112,778
Content and software development	26,316	24,084	50,400
Selling and marketing	62,171	41,940	104,111
General and administrative	45,194	17,217	62,411
Amortization of goodwill and intangible assets	57,087	50,902	107,989
Recapitalization and acquisition-related costs	13,682	6,938	20,620
Restructuring	1,093	(703)	390
Total operating expenses	282,440	176,259	458,699
Operating loss	(20,868)	(36,623)	(57,491)
Interest and other expense, net	(18,644)	(17,249)	(35,893)
Fair value adjustment to warrants	(19,723)	900	(18,823)
Loss before benefit from income taxes	(59,235)	(52,972)	(112,207)
Benefit from income taxes	(4,527)	(3,708)	(8,235)
Net loss	$(54,708)	$(49,264)	$(103,972)

The table below presents the results for the three months ended October 31, 2020, which are the sum of the reported amounts for the Predecessor (SLH) period from August 28, 2020 through October 31, 2020 and the Predecessor (PL) period from August 1, 2020 through August 27, 2020, and the results for the nine months ended October 31, 2020, which are the sum of the reported amounts for the Predecessor (SLH) period from August 28, 2020 through October 31, 2020 and the Predecessor (PL) period from February 1, 2020 through August 27, 2020. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations.

				Non-GAAP	Non-GAAP
	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)	Combined	Combined
	From	From	From	Three Months	Nine Months
	August 28, 2020	August 1, 2020	February 1, 2020	Ended October	Ended October
	to October 31, 2020	to August 27, 2020	to August 27, 2020	31, 2020	31, 2020
Revenues:
Total revenues	$36,973	$38,687	$273,851	$75,660	$310,824
Operating expenses:
Costs of revenues	15,882	6,329	52,160	22,211	68,042
Content and software development	10,919	5,208	38,986	16,127	49,905
Selling and marketing	18,193	8,259	75,028	26,452	93,221
General and administrative	10,075	5,440	37,455	15,515	47,530
Amortization of intangible assets	15,890	4,230	34,378	20,120	50,268
Impairment of intangible assets	—	—	332,376	—	332,376
Recapitalization and acquisition-related costs	8,225	64	32,099	8,289	40,324
Restructuring	80	38	1,179	118	1,259
Total operating expenses	79,264	29,568	603,661	108,832	682,925
Operating (loss) income	(42,291)	9,119	(329,810)	(33,172)	(372,101)
Interest and other expense, net	(7,193)	(1,807)	(166,968)	(9,000)	(174,161)
Fair value adjustment to warrants	2,900	—	—	2,900	2,900
Reorganization items, net	—	3,339,837	3,329,245	3,339,837	3,329,245
Loss before provision (benefit) for income taxes	(46,584)	3,347,149	2,832,467	3,300,565	2,785,883
(Benefit from) provision for income taxes	(7,870)	78,254	68,455	70,384	60,585
Net (loss) income	$(38,714)	$3,268,895	$2,764,012	$3,230,181	$2,725,298

The table below presents the comparison of our historical results of operations for the periods presented:

		Non-GAAP	Non-GAAP	Non-GAAP
	Successor	Combined	Combined	Combined
	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
(In thousands)	31, 2021	31, 2020	31, 2021	31, 2020
Revenues:
Total revenues	$170,559	$75,660	$401,208	$310,824
Operating expenses:
Costs of revenues	48,891	22,211	112,778	68,042
Content and software development	16,437	16,127	50,400	49,905
Selling and marketing	39,938	26,452	104,111	93,221
General and administrative	28,120	15,515	62,411	47,530
Amortization of intangible assets	37,064	20,120	107,989	50,268
Impairment of goodwill and intangible assets	—	—	—	332,376
Recapitalization and acquisition-related costs	3,687	8,289	20,620	40,324
Restructuring	777	118	390	1,259
Total operating expenses	174,914	108,832	458,699	682,925
Operating loss	(4,355)	(33,172)	(57,491)	(372,101)
Interest and other expense, net	(8,103)	(9,000)	(35,893)	(174,161)
Fair value adjustment to warrants	(36,838)	2,900	(18,823)	2,900
Reorganization items, net	—	3,339,837	—	3,329,245
Loss before benefit from income taxes	(49,296)	3,300,565	(112,207)	2,785,883
(Benefit from) provision for income taxes	(6,441)	70,384	(8,235)	60,585
Net (loss) income	$(42,855)	$3,230,181	$(103,972)	$2,725,298

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

		Non-GAAP	Non-GAAP	Non-GAAP
	Successor	Combined	Combined	Combined
	Three Months	Three Months	Nine Months	Nine Months
	Ended October 31,	Ended October 31,	Ended October 31,	Ended October 31,
	2021	2020	2021	2020
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	28.7%	29.4%	28.1%	21.9%
Content and software development	9.6%	21.3%	12.6%	16.1%
Selling and marketing	23.4%	35.0%	25.9%	30.0%
General and administrative	16.5%	20.5%	15.6%	15.3%
Amortization of intangible assets	21.7%	26.6%	26.9%	16.2%
Impairment of goodwill and intangible assets	0.0%	0.0%	0.0%	106.9%
Recapitalization and acquisition-related costs	2.2%	11.0%	5.1%	13.0%
Restructuring	0.5%	0.2%	0.1%	0.4%
Total operating expenses	102.6%	143.8%	114.3%	219.7%
Operating loss	(2.6)%	(43.8)%	(14.3)%	(119.7)%
Interest and other expense, net	(4.8)%	(11.9)%	(8.9)%	(56.0)%
Fair value adjustment to warrants	(21.6)%	3.8%	(4.7)%	0.9%
Reorganization items, net	0.0%	4414.3%	0.0%	1071.1%
Loss before benefit from income taxes	(28.9)%	4362.4%	(28.0)%	896.3%
(Benefit from) provision for income taxes	(3.8)%	93.0%	(2.1)%	19.5%
Net (loss) income	(25.1)%	4269.3%	(25.9)%	876.8%

Revenues

We provide, through our Skillsoft, Global Knowledge and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Skillsoft generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership & business, technology & development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, our award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. These learning solutions are typically sold on a subscription basis for a fixed term.

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

The following table sets forth the percentage of our revenues attributable to geographic regions for the periods indicated:

		Non-GAAP	Non-GAAP	Non-GAAP
	Successor	Combined	Combined	Combined
	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
	31, 2021	31, 2020	31, 2021	31, 2020
Revenues:
United States	53.3%	79.1%	67.2%	79.4%
Other Americas	5.8%	2.9%	6.7%	3.4%
Europe, Middle East and Africa	21.5%	12.5%	21.3%	12.0%
Asia-Pacific	19.4%	5.5%	4.8%	5.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth (i) SaaS and subscription and (ii) non-subscription revenue for our business units for the periods indicated:

		Non-GAAP	Non-GAAP	Non-GAAP
	Successor	Combined	Combined	Combined
	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
(In thousands)	31, 2021	31, 2020	31, 2021	31, 2020
SaaS and subscription revenues:
Content	$81,026	$48,911	$220,881	$209,607
SumTotal	24,624	18,550	66,788	69,573
Total subscription revenues	105,650	67,461	287,669	279,180
Non-subscription revenues:
Content	4,430	2,416	11,620	10,126
Virtual, on-demand and classroom	53,206	—	82,460	—
SumTotal	7,273	5,783	19,459	21,518
Total non-subscription revenues	64,909	8,199	113,539	31,644
Total revenues	$170,559	$75,660	$401,208	$310,824

Revenue by Product and Service Type

The following is a summary of our revenues by product and service type for the three and nine months ended October 31, 2021 and 2020:

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Revenues:
SaaS and subscription services	$100,969	$64,933	$36,036	55.5%
Software maintenance	4,681	3,323	1,358	40.9%
Professional services	10,415	6,581	3,834	58.3%
Software licenses and other	1,288	823	465	56.5%
Virtual, on-demand and classroom	53,206	—	53,206	100.0%
Total revenues	$170,559	$75,660	$94,899	125.4%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Revenues:
SaaS and subscription services	$274,526	$266,425	$8,101	3.0%
Software maintenance	13,233	13,701	(468)	(3.4)%
Professional services	28,712	27,770	942	3.4%
Software licenses and other	2,277	2,928	(651)	(22.2)%
Virtual, on-demand and classroom	82,460	—	82,460	100.0%
Total revenues	$401,208	$310,824	$90,384	29.1%

Revenues increased $94.9 million, or 125.4%, for the three months ended October 31, 2021, and increased $90.3 million, or 29.1%, for the combined nine months ended October 31, 2021, compared to the same combined periods in 2020. The primary reason for the increases in GAAP revenue for these periods is due to the inclusion of Global Knowledge revenue for all periods subsequent to its acquisition June 11, 2021, which resulted in an increase of $55.3 million and $85.1 million for the three month and combined nine month periods ended October 31, 2021, respectively. Revenues in the prior year were also lower due to the application of fresh-start reporting in August 2020, which required deferred revenue as of August 28, 2020 to be reduced to its estimated fair value, which is derived from the estimated costs to fulfill contractual obligations at the time of a change in control rather than the value of contractual billings to customers. The application of fresh-start reporting in the prior year resulted in a decrease in GAAP revenue of approximately $41.7 million in the three and nine month combined periods ended October 31, 2020. We adopted ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective at the beginning of the Successor period on June 11, 2021. ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Topic 606, rather than the prior requirement to record deferred revenue at a lower fair value. As a result of the adoption of ASU 2021-08, we did not experience a decline in revenue subsequent to June 11, 2021 attributable to a fair value adjustment as we did with the application of fresh-start reporting in the prior year. After normalizing for the impact of the acquisition of Global Knowledge and fresh-start reporting, revenues for the Content and SumTotal business units were down slightly due to lower bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking.

Operating expenses

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Cost of revenues	$48,891	$22,211	$26,680	120.1%
Content and software development	16,437	16,127	310	1.9%
Selling and marketing	39,938	26,452	13,486	51.0%
General and administrative	28,120	15,515	12,605	81.2%
Amortization of intangible assets	37,064	20,120	16,944	84.2%
Recapitalization and acquisition-related costs	3,687	8,289	(4,602)	(55.5)%
Restructuring	777	118	659	558.5%
Total operating expenses	$174,914	$108,832	$66,082	60.7%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Cost of revenues	$112,778	$68,042	$44,736	65.7%
Content and software development	50,400	49,905	495	1.0%
Selling and marketing	104,111	93,221	10,890	11.7%
General and administrative	62,411	47,530	14,881	31.3%
Amortization of intangible assets	107,989	50,268	57,721	114.8%
Impairment of goodwill and intangible assets	—	332,376	(332,376)	(100.0)%
Recapitalization and acquisition-related costs	20,620	40,324	(19,704)	(48.9)%
Restructuring	390	1,259	(869)	(69.0)%
Total operating expenses	$458,699	$682,925	$(224,226)	(32.8)%

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

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$19,621	$12,707	$6,914	54.4%
Royalties	9,599	4,143	5,456	131.7%
Hosting and software maintenance	3,138	3,222	(84)	(2.6)%
Consulting and outside services	12,267	370	11,897	3215.4%
Facilities and utilities	2,489	465	2,024	435.3%
Depreciation	1,379	1,205	174	14.4%
Other	398	99	299	302.0%
Total cost of revenues	$48,891	$22,211	$26,680	120.1%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$49,562	$39,256	$10,306	26.3%
Royalties	23,263	12,443	10,820	87.0%
Hosting and software maintenance	9,127	9,200	(73)	(0.8)%
Consulting and outside services	20,625	1,517	19,108	1259.6%
Depreciation	4,348	3,986	362	9.1%
Facilities and utilities	5,225	1,413	3,812	269.8%
Other	628	227	401	176.7%
Total cost of revenues	$112,778	$68,042	$44,736	65.7%

The increases in compensation and benefits, royalties, consulting and outside services, depreciation and facilities and utilities expenses for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The slight decreases in hosting and software maintenance expenses for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were due to the decreases in server licensing costs, which were the result, compared to the same periods in 2020, were due to the decreases in server licensing costs, which were the result of the migration of Percipio from our servers to cloud storage, offset by the increases in third-party hosting services costs.

Content and software development

Content and software development expenses include costs associated with the development of new products and the enhancement of existing products, consisting primarily of employee salaries and benefits; development-related professional services; facilities costs; depreciation; and software maintenance costs. The table below provides details regarding the changes in components of content and software development expenses.

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$11,349	$10,248	$1,101	10.7%
Consulting and outside services	3,056	3,784	(728)	(19.2)%
Facilities and utilities	1,008	1,179	(171)	(14.5)%
Software Maintenance	948	880	68	7.7%
Other	76	36	40	111.1%
Total content and software development expenses	$16,437	$16,127	$310	1.9%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$34,531	$32,246	$2,285	7.1%
Consulting and outside services	9,758	11,411	(1,653)	(14.5)%
Facilities and utilities	3,055	3,660	(605)	(16.5)%
Software Maintenance	2,797	2,515	282	11.2%
Other	259	73	186	254.8%
Total content and software development expenses	$50,400	$49,905	$495	1.0%

The increases in compensation and benefits for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were primarily due to increases in incentive-based compensation accruals. The decreases in consulting and outside services expenses for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were primarily due to decreased third party software development costs as we shifted more software development to our offshore resources. The decreases in facilities and utilities expenses were primarily due to the cost savings from the Company’s mobile phone plan change and lower rent and utilities expenses attributable to content and software development for the three and nine months ended October 31, 2021, compared to the same periods in 2020.

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

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$29,777	$19,883	$9,894	49.8%
Advertising and promotions	5,645	2,933	2,712	92.5%
Facilities and utilities	1,369	1,807	(438)	(24.2)%
Consulting and outside services	1,749	397	1,352	340.6%
Software Maintenance	1,350	1,351	(1)	(0.1)%
Other	48	81	(33)	(40.7)%
Total S&M expenses	$39,938	$26,452	$13,486	51.0%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$78,128	$69,454	$8,674	12.5%
Advertising and promotions	13,787	11,070	2,717	24.5%
Facilities and utilities	3,953	5,695	(1,742)	(30.6)%
Consulting and outside services	4,040	2,784	1,256	45.1%
Software Maintenance	4,051	4,052	(1)	0.0%
Other	152	166	(14)	(8.4)%
Total S&M expenses	$104,111	$93,221	$10,890	11.7%

The increases in compensation and benefits, advertising and promotions, and consulting and outside services expenses for the periods of three and nine months ended October 31, 2021, compared to the same periods in 2020, were primarily the result of the inclusion of Global Knowledge’s S&M expenses incurred subsequent to its acquisition on June 11, 2021. The increases in compensation and benefits were partially offset by the decreases in commission expenses as a result of the application of fresh-start reporting in August 2020 and Topic 805 business combination guidance in June 2021, which required us to eliminate the balance of deferred commissions which otherwise would have been recognized as commission expense in the Successor period. The decreases in facilities and utilities expenses were primarily due to the cost savings from the Company’s mobile phone plan change and less rent and utilities expenses attributable to S&M for the three and nine months ended October 31, 2021, compared to the same periods in 2020.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The table below provides details regarding the changes in components of G&A expenses.

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$17,357	$9,227	$8,130	88.1%
Consulting and outside services	5,465	4,669	796	17.0%
Facilities and utilities	1,766	558	1,208	216.5%
Franchise, sales, and property tax	362	228	134	58.8%
Insurance	2,015	383	1,632	426.1%
Software Maintenance	950	384	566	147.4%
Other	205	66	139	210.6%
Total G&A expenses	$28,120	$15,515	$12,605	81.2%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Compensation and benefits	$39,733	$31,215	$8,518	27.3%
Consulting and outside services	12,464	11,360	1,104	9.7%
Facilities and utilities	3,413	1,689	1,724	102.1%
Franchise, sales, and property tax	973	815	158	19.4%
Insurance	3,942	1,001	2,941	293.8%
Software Maintenance	1,697	1,103	594	53.9%
Other	189	347	(158)	(45.5)%
Total G&A expenses	$62,411	$47,530	$14,881	31.3%

The increases in compensation and benefits, facilities and utilities, franchise,  sales and property tax, and software maintenance expenses for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were primarily the result of the inclusion of Global Knowledge’s G&A expenses incurred subsequent to its acquisition on June 11, 2021. Also contributing to the increases in compensation and benefits expenses was the stock-based compensation related to the stock options and restricted stock units granted to key executive employees in June and September 2021. Those increases were partially offset by one-time retention bonuses paid to key employees in connection with Skillsoft’s Chapter 11 filing and recapitalization efforts during the three and nine months ended October 31, 2020. The increases in consulting and outside services expenses for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were primarily due to increased legal, audit and tax services attributable to the merger and public-company readiness as well as and business process improvement projects related consulting services. The increases in insurance expenses for the periods of three and nine months ended October 31, 2021, compared to the same periods in 2020, were due to the higher directors and officers insurance policies attributable to the Company now being publicly listed.

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

The increases in amortization of intangible assets for the periods of three and nine months ended October 31, 2021, compared to the same periods 2020, were primarily due to the intangible assets that arose from the business combinations completed in June 2021.

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

As part of our evaluation of impairment indicators based on the circumstances described above as of April 30, 2020, we determined the SumTotal long-lived asset group failed the undiscounted cash flow recoverability test. Accordingly, we estimated the fair value of our individual long-lived assets to determine if any impairment charges were present. Our estimation of the fair value of definite lived intangible assets included the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Based on these analyses, we concluded the fair values of certain SumTotal intangible assets were lower than their current carrying values and, accordingly, impairment charges of $62.3 million were recognized for the Predecessor period from February 1, 2020 to August 27, 2020.

In light of the circumstances above, we also concluded that a triggering event had occurred with respect to the Company’s indefinite-lived Skillsoft trade name as of April 30, 2020. Accordingly, we estimated the fair value of the Skillsoft trade name using a discounted cash flow (“DCF”) analysis which reflected estimates of future revenue, royalty rates, cash flows, and discount rates. Based on this analysis, we concluded the carrying value of the Skillsoft trade name exceeded its fair value, resulting in an impairment charge of $92.2 million for the Predecessor period from February 1, 2020 to August 27, 2020.

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

In total, as described in detail above, we recorded $332.4 million of impairment charges for the nine month period ended October 31, 2020, consisting of (i) $62.3 million of impairments of SumTotal definite-lived intangible assets, (ii) a $92.2 million impairment of the Skillsoft trade name, (iii) a $107.9 million goodwill impairment for the Skillsoft reporting unit and (iv) a $70.0 million goodwill impairment for the SumTotal reporting unit.

Recapitalization and acquisition-related costs

Recapitalization and acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with our recapitalization efforts, including the evaluation of strategic alternatives, preparation for the Chapter 11 filing and subsequent emergence in August 2020, activities related to the business combination completed in June 2021, and subsequent integration related activities.

Restructuring

In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions mainly within our SumTotal business, and consolidation of facilities as we are adopting new work arrangements for certain locations. During the periods of three and nine months ended October 31, 2021, we recorded restructuring recoveries of $0.8 million and $0.4 million, respectively, as a result of severance cost estimate changes.

In connection with our strategic initiatives implemented during 2020, we approved and initiated plans to reduce our cost structure and better align operating expenses with existing economic conditions and our operating model. During the periods of three and nine months ended October 31, 2020, we recorded restructuring charges of $0.1 million and $1.3 million, respectively, for employee severance cost adjustments and lease termination related fees.

Interest and other expense

Interest and other expense, net, consists of gain and loss on derivative instruments, interest income, interest expense, and other expense and income.

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Other (expense) income, net	$(611)	$176	$(787)	(447.2)%
Interest income	18	30	(12)	(40.0)%
Interest expense, net	(7,510)	(9,206)	1,696	(18.4)%
Interest and other expense, net	$(8,103)	$(9,000)	$(897)	10.0%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
Other (expense) income, net	$(1,801)	$1,985	$(3,786)	(190.7)%
Interest income	94	114	(20)	(17.5)%
Interest expense, net	(34,186)	(176,260)	142,074	(80.6)%
Interest and other expense, net	$(35,893)	$(174,161)	$(138,268)	79.4%

The net other (expense) income was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities) recognized during the three and nine months ended October 31, 2021, and 2020, which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. The decreases in interest expense for the three and nine months ended October 31, 2021, compared to the same periods in 2020, were the result of (i) our reorganization through voluntarily filed “pre-packaged” Chapter 11 cases completed in August 2020, which resulted in substantially less outstanding debt, and (ii) our refinancing completed in July 2021, which resulted in a lower interest rate.

Fair value adjustments to warrants

The losses of $36.8 million and $18.8 million attributable to warrants for the three and nine months ended October 31, 2021 are due to appreciation of our common stock during those periods, which increases the fair value of our liability classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Reorganization items, net

During the period ended October 31, 2020, we recognized Reorganization items, net of $3.3 billion related to our emergence from the Chapter 11, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related extinguishment of certain debt obligations. In addition, Reorganization items, net included professional fees recognized between the June 14, 2020 Petition Date and the August 27, 2020 Effective Date in connection with our emergence from Chapter 11.

(Benefit from) provision for income taxes

		Non-GAAP
		Combined
	Successor	Predecessor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
(Benefit from) provision for income taxes	$(6,441)	$70,384	$76,825	109.2%
Effective income tax rate	13.1%	2.1%

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2021	October 31, 2020	(Decrease)	Change
(Benefit from) provision for income taxes	$(8,235)	$60,585	$68,820	113.6%
Effective income tax rate	7.3%	2.2%

The increases in benefit from income taxes for the three and nine months ended October 31, 2021, compared to the provision for income taxes for the same periods in 2020, were primarily due to the impact of cancellation of indebtedness income (“CODI”) and changes to the tax basis in certain assets recognized upon the Company’s emergence from bankruptcy, as well as changes to valuation allowance on the Company’s deferred tax assets arising in the three and nine months ended October 31, 2020.

The effective income tax rate for the three and nine months ended October 31, 2021, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, changes to unrecognized tax positions, foreign rate differential, and changes in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for the three and nine months ended October 31, 2020, differed from the Ireland statutory rate of 12.5% due primarily to the impact of cancellation of indebtedness income (“CODI”) and changes to the tax basis in certain assets recognized upon the Company’s emergence from bankruptcy, as well as changes to valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of October 31, 2021, we had $80.7 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented from time to time with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented from borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

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

Cash Flows

The following table summarizes our cash flows for the period presented:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Nine Months	Nine Months
	Ended	Ended
(In thousands)	October 31, 2021	October 31, 2020
Net cash provided by operating activities	$33,270	$6,790
Net cash used in investing activities	(571,242)	(9,172)
Net cash provided by financing activities	379,387	44,586
Effect of foreign currency exchange rates on cash and cash equivalents	(617)	(1,440)
Net (decrease) increase in cash and cash equivalents	$(159,202)	$40,764

Cash Flows from Operating Activities

The improvement in cash provided by operating activities for the combined period of nine months ended October 31, 2021 compared to the corresponding period in the prior year was the result of lower recapitalization and transaction related costs, with significantly higher costs in the prior year were attributable to our preparation for a voluntary prepackaged Chapter 11 filing.

Cash Flows from Investing Activities

Cash flows from investing activities include cash paid of $386.0 million related to the acquisition of Skillsoft, $156.9 million related to the acquisition of Global Knowledge, and $18.6 million related to the acquisition of Pluma. See Note 3 “Business Combinations” of the Notes to Unaudited Condensed Consolidated Financial Statements for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. We received $530 million of proceeds from PIPE equity investment and used most of the proceeds for the acquisition of Skillsoft on June 11, 2021.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of October 31, 2021 were as set forth in the table below.

	Payments due by Fiscal Year
(In thousands)	Total	2022(1)	2022-2024	2024-2026	Thereafter
Term Loan Facility	$480,000	$1,200	$9,600	$9,600	$459,600
Operating leases	26,000	2,400	12,926	4,667	6,007
Finance lease	602	602	—	—	—
Total	$506,602	$4,202	$22,526	$14,267	$465,607

(1)Excluding payments made during the combined period of nine months ended October 31, 2021.

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

We believe the following critical accounting policies, which have been updated to reflect changes that occurred during the combined period ended October 31, 2021, in addition to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our annual audited financial statements included in our Current Report on Form 8-K/A filed on

June 17, 2021, most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

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

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the quarterly period ended October 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 10 – “Leases, Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

As a result of the closing of the Skillsoft Merger and the Global Knowledge Merger on July 11, 2021, certain of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, may no longer apply. For risk factors relating to our business following the Skillsoft Merger and the Global Knowledge Merger, please refer to the section entitled “Risk Factors” in the Company’s S-1 amendment filed on July 29, 2021, and subsequent filings with the SEC.

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

10.1

Offer Letter by and between Skillsoft Corp. and Gary W. Ferrera dated as of August 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2021).

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

SKILLSOFT CORP.

Dated: December 14, 2021	By:	/s/ Jeffery R. Tarr
Jeffrey R. Tarr
Chief Executive Officer
Dated: December 14, 2021	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer