Form 10-K
period 2022-01-31
Skillsoft Corp.
filed 2022-04-18
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended January 31, 2022

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

Tel: (603) 324-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SKIL	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock	SKIL.WS	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on July 31, 2021 (the last day of the Registrant’s most recently completed second quarter) was: $430 million.

The number of shares of registrant’s common stock outstanding as of April 11, 2022 was: 162,911,755.

SKILLSOFT CORP.

FORM 10-K

FOR THE QUARTER ENDED JANUARY 31, 2022

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, financial results, the impact of regulatory changes, existing and evolving business strategies and acquisitions and dispositions, demand for our services and competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “forecast,” “seek,” “outlook,” “target,” goal,” “probably,” or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:

●	our ability to realize the benefits expected from the business combination between Skillsoft, Churchill Capital Corp. II, and Global Knowledge, and other recent transactions, including our acquisitions of Pluma and Codecademy;
●	the impact of U.S. and worldwide economic trends, financial market conditions, geopolitical events, natural disasters, climate change, public health crises, the ongoing COVID-19 pandemic (including any variant), political crises, or other catastrophic events on our business, liquidity, financial condition and results of operations;
●	our ability to attract and retain key employees and qualified technical and sales personnel;
●	our reliance on third parties to provide us with learning content, subject matter expertise and content productions and the impact on our business if our relationships with these third parties are terminated;
●	fluctuations in our future operating results;
●	our ability to successfully identify, consummate and achieve strategic objectives in connection with our acquisition opportunities and realize the benefits expected from the acquisition;
●	the demand for, and acceptance of, our products and for cloud-based technology learning solutions in general;
●	our ability to compete successfully in competitive markets and changes in the competitive environment in our industry and the markets in which we operate;
●	our ability to market existing products and develop new products;
●	a failure of our information technology infrastructure or any significant breach of security, including in relation to the migration of our key platforms from our systems to cloud storage;
●	future regulatory, judicial and legislative changes in our industry;
●	our ability to comply with laws and regulations applicable to our business, including shifting global privacy, data protection, and cyber and information security laws and regulations, as well as state privacy and data protection laws, such as those in California, Colorado, and Virginia;
●	a failure to achieve and maintain effective internal control over financial reporting;
●	fluctuations in foreign currency exchange rates;
●	our ability to protect or obtain intellectual property rights;
●	our ability to raise additional capital;
●	the impact of our indebtedness on our financial position and operating flexibility;
●	our ability to meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	our ability to successfully defend ourselves in legal proceedings; and
●	our ability to continue to meet applicable listing standards.

Actual results and events in future periods may differ materially from those expressed or implied by the forward-looking statements in this Form 10-K. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this Form 10-K. The forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

PART I

Item 1. Business

Overview

Skillsoft is a global leader in corporate digital learning, serving more than 75% of the Fortune 1000, customers in over 160 countries, and a community of learners of more than 90 million globally. Skillsoft’s primary learning solutions include: (i) Percipio, an intelligent and immersive digital learning platform; (ii) Global Knowledge, a global provider of authorized information technology & development training and professional skills; (iii) Codecademy, an online learning platform for technical skills that uses an innovative, scalable approach to online coding education; (iv) Pluma,  which offers individualized coaching through a digital platform that provides executive-quality coaching that is personal yet scalable; and (v) SumTotal, a SaaS-based Human Capital Management (“HCM”) solution with a leading Talent Development platform.

The Company provides enterprise learning solutions designed to prepare organizations for the future of work, enable them to overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in one of their most important assets: their people. The Company’s award-winning, AI-driven, immersive learning platform, Percipio, is purpose built to make learning easier, more accessible, and more effective. Percipio is an open, modern and extensible platform designed to meet all of the needs of the enterprise customer. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, including one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, practice labs and individualized coaching), organizations can meaningfully increase learner engagement and retention. In addition, we believe our recent acquisition of Codecademy will further strengthen our content library, enhance the Percipio platform, broaden our customer reach and create significant cross selling opportunities, positioning us for faster growth.

The corporate digital learning industry is rapidly growing, driven by significant tailwinds as organizations focus on upskilling, reskilling, and future-proofing their workforces and the accelerated shift from in-person training to digital training due, in part, to the significant and likely permanent shift to largely remote and distributed workforces triggered by the COVID-19 pandemic and increased emphasis on talent driven by the “great resignation.” The war for talent, labor shortages, wage inflation, hybrid work, early retirements, and burnout among those who stay behind all contribute to this growing demand. According to McKinsey, 87% of companies worldwide either currently have skills gaps or believe they will within the next few years, and core skills are changing at an unprecedented pace. In a recent survey conducted by Deloitte, the vast majority of CEO’s cited labor and skills shortages as the number one threat to their business in the coming year – ahead of the pandemic, supply chain disruption, inflation and market instability, cybersecurity, and political instability. According to the Organization for Economic Co-operation and Development, technology will radically transform 1.1 billion jobs by 2030.  CEOs, Chief People Officers, and the companies they and their teams lead need to transform their current workforce into one adapted for tomorrow’s demands. We believe these factors present a significant market opportunity for our solutions.

Our Industry

The corporate learning and human capital management markets are large, growing, and fragmented.

The global corporate learning market is large and growing. We estimate the market size of the global professional learning industry to be approximately $300 billion. We estimate that the total addressable market for global professional digital learning — the segment served by Skillsoft —  was approximately $28 billion in 2021, with many favorable characteristics:

●	The global professional digital learning market is anticipated to grow at approximately a 10% compound annual growth rate (“CAGR”) through 2025, similar to recent years, providing a strong foundation for organic growth;
●	While the market is competitive, it remains highly fragmented and includes pure-play training companies, in-house training teams, direct-to-consumer technology providers and integrators, business consulting firms, and numerous free and fee-based online providers. The market lacks a single dominant player serving all customer market segments;
●	We hold a strong competitive position in the market, reinforced through the acquisition of Global Knowledge. The majority of our competitors are smaller, consumer-focused content providers that lack our revenue, depth of content, and the platform capabilities offered by Percipio. This dynamic offers both a favorable competitive environment and an opportunity for expansion via inorganic growth; and
●	Through our traditional offering and through the acquisition of Global Knowledge, we have a history of longevity, establishing long-term relationships with Fortune 500 and other customers.

HCM applications and services, an approximately $17.6 billion global market, help organizations manage and maintain their workforce via efficient management, performance management, compensation management and succession planning. Learning Management Systems (“LMS”), SumTotal’s core market, is a critical component of the HCM space, representing approximately 17% of the overall size, based on our estimates. Both the HCM and LMS markets exhibit favorable characteristics:

●	We expect the global HCM market to grow at an approximately 7% CAGR in the near future due to the increased demand in automated recruiting processes and centralized administration of digital human resources activities.
●	We expect the corporate LMS market to grow at approximately a 5% CAGR in the near future, consistent with recent years. As digital learning continues to play a larger role in corporate talent development initiatives, LMS are consistently tasked with providing more robust analytics and managing workflow and content delivery needs, particularly in large global enterprises.

Corporate learning is increasingly important to rapidly innovating industries.

Industries around the world are increasingly moving towards new business models oriented around big data, cloud, cybersecurity, mobility, and digital commerce, creating demand for new job roles and associated certifications. This rapid innovation requires professionals to enhance their skills to remain current on technologies. These shifts have increased the value of corporate training and staff development for multinational corporations in a highly competitive marketplace, further amplified by the COVID-19 pandemic. In connection with this, businesses are also facing increased expectations that ongoing training and skills development programs will be available as a fundamental employee benefit and hence critical to employee retention.

The corporate training market transformation, from in-person training to digital learning, is accelerating.

While there is a role for in-person training, we have been observing a long-term market transformation from in-person training to digital learning platforms. Employers are increasingly spending corporate training budgets on digital learning, which can provide a more cost-effective, flexible, and comprehensive solution as compared to legacy in-person training formats. We have also observed factors that may contribute to the acceleration of digital learning adoption, including the COVID-19 pandemic, which has given rise to hybrid and remote work, resulted in restrictions on travel and in-person meetings, and increased reliance on digital tools for connection and collaboration. More significantly, technological advancements over the past decade, including mobile technology, video on demand, micro-learning, and artificial intelligence have significantly increased digital adoption, learner engagement, and efficacy of digital learning.

Modern learners expect a more personalized learning experience.

While learners in the past have generally focused on content quality, expectations related to content delivery and the learning environment are increasing. Today’s learners are often looking for a more personalized learning journey, with an ability to choose where, when, and how to learn. This has led to the rise of cloud-based, multi-modal offerings such as ebooks, audiobooks, videos, and courses, which can be consumed on smart devices. Furthermore, employees view training platforms not only as a means of honing existing skills needed today, but also as opportunities to learn new skills needed for tomorrow.

Professionals believe that additional training is critical to remain competent and prepare for the jobs of tomorrow.

The increasingly technical nature of today’s job requirements and rapid pace of digital transformation are contributing to a growing need for continuous training.

Our Offerings

We operate in three segments, Content, Global Knowledge, and SumTotal.

Content

Skillsoft Percipio, our advanced, award-winning, and highly engaging intelligent learning experience platform.

Skillsoft Percipio provides AI-driven personalization and content recommendations for each learner to enhance their connection with the content and improve their level of engagement. In addition, Percipio’s data tracking capabilities support the platform’s ability to inform best practices for our customers and deliver insights for product enhancement. We believe our findings have validated that user engagement drives customer retention. Select platform capabilities include:

●	Open Platform: Business administrators can upload their own proprietary content alongside Skillsoft original content and other third-party learning assets into channels that are unique for their business. Learners then access content via search, assignments, and recommendations within the platform. In addition, Percipio has the functionality to consolidate and deliver content from other providers, and we partner with numerous content developers to enhance our course offerings.
●	Custom Channels and Journeys: Percipio combines content from various sources into learning journeys. We offer more than 700 skill-based learning paths on a wide range of topics. Additionally, for learners focused on career aspirations, we offer nearly 100 Aspire Journeys, which are offerings that deliver curated learning paths for specific competencies that can also include live instruction capabilities, offering a unique blended learning experience.
●	Administrator-Promoted Content and Flexible Assignments: Employers can facilitate the assignment of online training with one-time-only or recurring options. Assignments can be set to recur by last completion date or due date, with intervals determined by the administrator.
●	Powerful Tracking and In-Depth Reporting: Employers can utilize comprehensive filtering, data export options, and individual and group reporting to view status and training progress. Administrators can also create and save customized reports and configure automatic emails, with training results sent to line managers or supervisors to help drive training completions.
●	Training Groups: Employers can assign training to individual users or defined user groups. Administrators can create user groups, or “audiences,” based on demographics such as job role, corporate division, or geographic location.
●	Records Management: Employers can track users’ access to and completion of assigned courses, while maintaining a complete training history for each user. Users and administrators can access a comprehensive view of an individual’s training history, including recurring assignments.

The platform’s broad capabilities are complemented by the impact the platform has on the learner. The platform facilitates an efficient, learner-focused learning environment, supported by content discovery tools that allow the learner to identify content that fit best with their learning objectives and schedules. In addition, the platform’s interactive interface displays personalized activity feeds, showing recent activity and training assignments to ensure the learner is apprised of both developmental progress and expectations. Since the platform’s inception, we have deployed many value-additive features to further drive learner engagement, including AI-driven email campaigns as well as personalized mobile device notifications.

Percipio’s efficacy is supported by customer performance. As compared to customers on our legacy platform, Skillport, customers on Percipio have performed better since January 2020 across a variety of key performance indicators, such as number of active learners, learning hours per user, and number of content launches, among others. This has translated into improved renewal rates for Percipio as compared to our legacy Skillport platform.

In March 2022, Percipio received Federal Risk and Authorization Management Program (“FedRAMP”) authorization. As a FedRAMP authorized product, Percipio will be added to the federal government’s online portal of approved cloud service offerings. In addition to benefitting government agencies seeking to address critical skills gaps, the FedRAMP comprehensive security authorization underscores the security of the Percipio platform.

Migrating customers from Skillport to Percipio is one of our key areas of focus and we anticipate completing the migration to Percipio during our fiscal year ended January 31, 2023. As of January 31, 2022, approximately 90% of the content segment annual recurring revenue base has contracted for Percipio. Our approach to the migration process has been both focused and customer-centric. To support Skillport customers as they migrate, we have entered into agreements to provide both continued access to that platform while offering new access to Percipio (“Dual Deployment”).

Pluma

On June 30, 2021, we acquired Pluma, Inc. The acquisition enhances our leadership development portfolio product, adds a new modality to our blended learning model, and allows the Company to now offer a premium individualized experience that provides executive-quality coaching that is personal yet scalable.

Content Library

Our nearly 700 skill-based learning paths support today’s highly sought-after competencies in leadership and business skills, IT, software and application development, data science as well as workforce safety and compliance. Our robust content library of 200,000+ content assets, which include videos, digital books, book summaries, audiobooks, labs, job aids, and other learning resources is segmented into the following three customer markets: (i) Leadership and Business, (ii) Technology and Developer, and (iii) Compliance.

We actively invest in and refresh our content offerings, providing learners with access to the latest insights and knowledge to facilitate an engaging and effective learning environment; such investment ensures our products incorporate relevant, thought-leading content and helps us drive greater learner engagement and deliver measurable outcomes for the learner and for their companies. The key content verticals in our library include:

●	Leadership and Business: With approximately 2,500 courses across 40 subjects, our Leadership and Business training addresses the personal and business technical skills at the intersection of digital business strategy, leadership practice, and managerial effectiveness. Select offerings from our library include the Skillsoft Leadership Development Program (“SLDP”), which focuses on digital leader competencies, and our Leader camps a suite of live streaming events and virtual workshops that provide access to best-selling authors and thought leaders.
●	Technology and Developer: With approximately 9,000 courses and labs across nearly 100 subjects, our Technology and Developer offering addresses the IT skills gap head-on, empowering technology and developer professionals to acquire the modern, in-demand skills. We have more than 500 Learning Paths for technology professionals and approximately 170 Technology and Developer certification curricula, which prepare learners for the associated vendor exams. Our portfolio is comprehensive and flexible, offering micro-learning video courses, digital books, audiobooks, and virtual coding labs as well as more than 20,000 learner skills assessments. We further enhanced our capabilities in this area through the recent acquisition of Codecademy.
●	Compliance: With approximately 3,500 courses across 40 subjects, our Compliance offering supports over 500 critical risk topics to address an increasingly global workforce. We offer a catalogue of environmental health and safety and legal compliance courseware to suit organizations in a wide variety of industries, in particular, those with heavy regulatory burdens. Through partnerships with certified legal experts and safety professionals, we ensure our content remains current with regulatory requirements, allowing organizations to focus on strategic business operations.

Global Knowledge

Through Global Knowledge we are able to further assist customers throughout their lifelong technology learning journey by offering relevant and up-to-date skills training through instructor-led (in-person “classroom” or online “virtual”) and self-paced (“on-demand”), vendor certified, and other proprietary offerings. Global Knowledge’s vendors include the world’s largest technology providers who partner with Global Knowledge to help develop the skills that drive consumption of their products in their customer accounts. In addition, certification authorities from around the globe trust Global Knowledge to equip organizations around the world with skills. In instances such as these, Global Knowledge’s partners’ growth and the adoption of their products are materially supported by having a skilled installed base of employees. Global Knowledge also offers a wide breadth of training topics and delivery modalities (classroom, virtual, on-demand) both on a subscription and transactional basis, driving customer retention and growth. We believe that Global Knowledge’s wide breadth of training topics and delivery modalities will assist us in expanding our product offering and will act as a key driver for existing customer retention and new business growth given customer demand for a fulsome multi-modal offering.

Global Knowledge’s focus is to offer key technology and business skills content with flexibility on format. This allows Global Knowledge to address multiple segments, from just-in-time on-demand content for individuals, to team-oriented online training, or alternatively, customized training programs that simulate both the individual and team in a client environment. Global Knowledge currently offers over 2,500 courses annually across a range of subject areas, including over 750 on-demand courses and over 2,000 instructor-led virtual courses. Through these courses, Global Knowledge provides training to over 210,000 corporate professionals across 25,000 sessions per annum with a blue-chip customer base.

We believe Global Knowledge’s ability to provide training for both authorized and other content across multiple modalities is superior compared to many of its peers and provides Global Knowledge a significant competitive advantage in the areas that it serves. In addition, Global Knowledge’s flexible delivery model provides superior learning retention, choice, and convenience for its customers and is a defining characteristic when customers select Global Knowledge’s product and services.

SumTotal

SumTotal offers one of the industry’s most advanced talent management solution. SumTotal’s Enterprise — Talent Development solution delivers an extensible, highly configurable solution for customers with complex learning needs. The talent suite is geared to manage complex workflows for large enterprises and customers in highly regulated segments with mission-critical compliance requirements. The platform can effectively manage a wide range of content solutions and harmonize sophisticated learning environments. These capabilities are evidenced by SumTotal’s customer base, which consists of leaders across regulated industries, such as the airline and financial services industries. In addition, SumTotal’s professional services team complements the software’s expansive capabilities, allowing customers to implement bespoke solutions, catered to their unique and evolving learning needs. The talent suite holistically links performance management, compensation, and succession planning processes to LMS and workforce management data, providing a differentiating level of human resources (HR) analytics and ecosystem harmonization.

In addition, SumTotal provides a comprehensive suite of complementary products and services, which provide both SaaS add-ons for customers and one-time services designed to ease implementation and tailor the product to best meet a customer’s needs. SumTotal’s full product suite includes:

●	Enterprise — Talent Development: Includes LMS and talent management software, which are often sold as a bundle. Learn Enterprise is sold primarily to large organizations;
●	Enterprise — Growth: SumTotal’s SMB (small and medium-size business) market solution;
●	Other Solutions: SumTotal provides a suite of other HCM products and services such as workforce management and payroll that, which when paired with our core Learn Enterprise product, can increase customer retention and address a customer’s need to integrate learning and talent management with the rest of the HCM ecosystem; and
●	Professional Services: Provides implementation services to customers during both the onboarding process and the platform upgrade process. The Professional Services team also works with customers to customize and configure our products to fit their requirements.

Our Strategy

Our vision is to be the most highly valued provider of learning solutions, preparing the workforce of today with the skills of tomorrow. When we say valuable, we mean to our customers, our leaners, our communities, our team members, and our shareholders. We believe we can achieve this vision by demonstrating leadership in the following areas:

Platform – Learners benefit from an open-source, immersive, AI-driven platform delivering seamless, engaging experiences.

Content – Our customers demand breadth and quality of content in the enterprise-critical segments of Leadership and Business, Technology and Developer, and Compliance. Our ability to offer content in each of these segments through a common platform is a key differentiator of our offerings that leads to higher retention rates.

Go-to-Market – Enterprise sales & marketing capabilities supported by a strong brand will ensure our industry-leading solutions are understood by our target audiences.

Key enablers for us to execute our strategy include the following:

●	Culture of Leadership and Learning – Central to our strategy is a high performing and inclusive organization and an environment where all team members are able to do their best work. We intend to transform the culture of Skillsoft into one built upon an inspiring purpose, vision and values. Our objective is to be recognized as a role model of learning and development powered by the use of our own products.

●	Operational Excellence – We will seek to reduce cost and enhance quality through a number of important initiatives intended to both support revenue growth and improve margins. With recent and future acquisitions, we intend to standardize, upgrade and integrate back-office systems and processes to realize efficiencies while also improving employee and customer experiences.

●	Disciplined M&A and Strategic Partnerships – We intend to grow our business through acquisitions and strategic partnerships that enhance our content offerings, add capability to our Percipio platform, and enable us to deliver more value to customers and expand into new vertical markets and geographies. Importantly, we believe our platform and our large sales force and customer base position us to effectively integrate acquisitions in a highly accretive fashion. In addition, the open architecture of Percipio allows us to quickly deploy content and technology solutions available from third-parties that are complimentary to our propriety offerings, which is attractive to potential third-party partners who wish to access our strong base of enterprise customers, allowing us to improve the value proposition to our customers while participating in incremental revenue opportunities.

Our Human Capital

We believe we have assembled a word-class management team that will differentiate us from our competitors and guide Skillsoft through its next phase of growth.  Our leadership team is led by CEO Jeffrey Tarr. Mr. Tarr is an experienced public company CEO with a track record of transforming tech-enabled content companies into industry leaders and creating value for shareowners. In addition to Mr. Tarr, we are led by an executive team with deep and highly relevant expertise at companies such as SAP, IBM, Dell, and IHS Markit among others.

As of January 31, 2022, we had 2,943 regular, full-time employees. Global Knowledge also deploys a network of over 600 instructors, of which approximately 100 are in-house employees, most of which have been training students with Global Knowledge over 15 years. Those investments are focused on talent transformation and optimization through strategic and inclusive talent acquisition, talent development, and cultural enablement. To identify and attract top talent and motivate and retain our people, we continue to evolve our human capital systems, processes, and programs. Our organization’s objectives include identifying and attracting top talent to fill open positions and incentivizing, developing, and retaining our people. Further, recent diversity, equity, and inclusion initiatives designed to support systemic, programmatic, and sustainable change have also been introduced.

Our Customers

As a leading provider in the corporate digital learning business, we serve more than 75% of the Fortune 1000, customers in over 160 countries, and a community of learners of more than 90 million globally.  We partner with more than 12,000 corporate customers and help them achieve their learning and development needs. Our solutions cater to both large and small enterprises across a wide range of industries. Our largest customers include Fortune 100 companies and government agencies, and many of these organizations have been customers for more than five years. We deliver our products in 29 different languages. Learners access Skillsoft content approximately one million times per month. Through Global Knowledge, we are able to provide training to over 210,000 corporate professionals across 25,000 sessions per annum with a blue-chip customer base.  No single customer represented more than 2% of revenue for the year ended January 31, 2022.

Our Competition

The corporate digital learning market is large and fragmented. Many of our peers are much smaller than us and do not have the long history we have of serving our customers. The market is highly competitive and we expect the market to remain competitive in the future due to its highly attractive qualities such as: (i) continued demand for high quality, deep, and broad digital content solutions, (ii) the market’s whitespace opportunity, which we believe is material given the estimated size of the total addressable market and the size of our peers, and (iii) the increased importance of digital learning, in part due to the impact of the COVID-19 pandemic, which has accelerated the need for enterprises to adopt digital training solutions. Our direct and indirect competitors include, among others:

●	Within our Leadership and Business customer market, vendors such as LinkedIn Learning, CrossKnowledge, and Harvard ManageMentor, as well as OpenSesame;
●	Within our Technology and Developer customer market, vendors such as Pluralsight and Udemy, as well as Safari (O’Reilly), Coursera, and Udacity; and
●	Within our Compliance customer market, vendors such as Navex Global as well as LRN, SAI Global, J.J. Keller, and UL-PURESafety.

The market for talent management software is competitive, comprised of leading enterprise players and smaller peers. This market faces evolving customer needs and frequent disruptions driven by new technologies, products, and services. Our sales opportunities are competitive and often involve requests for proposals. SumTotal’s direct and indirect competitors include, among others:

●	LMS vendors, including Cornerstone OnDemand and Workday; and
●	Other competitors including ADP, Docebo, Kronos, Oracle, and SAP SuccessFactors.

Our Intellectual Property

Our success is contingent upon the protection of our rights in intellectual property. We rely upon a combination of copyright and trademark laws as well as license agreements, intellectual property assignment agreements, confidentiality procedures, and employee invention assignment agreements to protect our proprietary rights. In certain cases, we have also entered into, and will continue to enter into, confidentiality agreements with our employees, consultants and third parties to protect the distribution of confidential information. We believe our intellectual property rights are a crucial component of our business.

As of January 31, 2022, we did not have any patents and pending patent applications in the United States or abroad. We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we deem appropriate. We also have common law rights in some unregistered trademarks that were established over years of use.

Seasonality

Our business is subject to significant seasonality in bookings and billings, with the fourth quarter representing about 40% of annual volume.  Our Content business experiences the most seasonality, with the fourth quarter representing about 50% of annual volume.  We generally recognize revenue from subscription fees ratably over the term of the contract; thus, while our billings are seasonal, revenue recognition is not subject to significant seasonality. However, accounts receivable and deferred revenue balances as well as cash flow are impacted significantly by our seasonality.

Recent Developments

On December 22, 2021, we announced a definitive agreement to acquire Codecademy (the “Codecademy Merger”), a leading online learning platform for technical skills. Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. We believe the Codecademy acquisition will further enhance our Technology and Developer offerings and differentiate us from our competitors.  The Codecademy Merger closed on April 4, 2022 for total consideration of approximately $390.3 million, consisting of the issuance of 30,374,427 million common shares and a cash payment of $207.6 million.  The cash portion of the consideration was funded through the combination of the issuance of $160.0 million of term loans under our existing term loan facility and cash on hand.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”), before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors and elsewhere in this Annual Report or subsequent filings that we make with the SEC, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, results or financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risk Factor Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to the following:

Risks Related to Our Business and Operations

●	The impact of U.S. and worldwide economic trends, financial market conditions, geopolitical events, natural disasters, climate change, public health crises, the COVID-19 pandemic, political crises, or other catastrophic events could materially and adversely affect our business, liquidity, financial condition, and results of operations.
●	Market adoption of online learning solutions is still new, the market for instructor led, synchronous, in-classroom learning may continue to change and new products introduced may not be successful.

●	Increased competition may result in decreased demand for our products and services including our recent acquisitions of Global Knowledge, Pluma and Codeacademy.
●	Failure to effectively optimize and retain senior level executives and increase the productivity of our sales teams may impede our growth.
●	We rely on third parties to provide us with learning content, subject matter expertise, and content productions and our relationships with these third parties may be terminated or fall below our requirements.
●	System disruptions, vulnerability from security risks to our technology infrastructure, breaches in our security measures, ineffective performance or errors in our platform could cause us to lose customers or damage our reputation, negatively impacting our business.
●	A loss of Global Knowledge’s status as an authorized training provider could adversely affect the Global Knowledge business.
●	We may be unable to protect our proprietary rights and unauthorized use of our intellectual property may result in development of products or services that compete with ours.
●	We might require additional capital to support our growth, and this capital might not be available.
●	Increasing scrutiny and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Legal, Regulatory and Related Risks

●	Our business could be affected by new governmental regulations regarding the speed and reliability of Internet and the regulation of course content, which could subject us to legal action.
●	Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws or regulations relating to career training services, international operations and privacy or data security, could subject us to penalties and other adverse consequences.
●	Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition, and liquidity.

Risks Related to our Indebtedness and Certain Other Obligations

●	Our degree of leverage could have a material adverse effect on our business and limit our ability to plan for or respond to changes in our business.
●	Our debt agreements contain restrictions that limit our flexibility in operating our business.

Risks Related to our Previous Capital Structure and Resulting Chapter 11 Cases

●	The ongoing effects of our prior capital structure, including our emergence from the Chapter 11 Cases, could adversely affect our business and relationships and may impact our ability to achieve or sustain profitability in the future.
●	Information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh-start accounting.

Risks Related to our Internal Control over Financial Reporting and Critical Accounting Policies

●	Failure to achieve and maintain effective internal control over financial reporting, or operations failing to meet the expectations of securities analysts and investors could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business. Prior to the business combinations on June 11, 2021, each predecessor company, including Churchill Capital Corp II, Software Luxembourg Holding S.A and Albert DE Holdings Inc had reported material weaknesses in internal controls over financial reporting in the prior year.

●	As a public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur previously. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NYSE, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

●	While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, once we no longer qualify as an emerging growth company, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks to Skillsoft Following the Codecademy Merger

●	Skillsoft may be unable to successfully integrate Codecademy’s business into its business or achieve the anticipated benefits of the Codecademy Merger, and results may suffer if Skillsoft does not effectively manage its expanded operations following the Codecademy Merger.

Risks Related to Ownership of Our Class A common stock

●	If the benefits of the recent transactions completed by Skillsoft do not meet the expectations of financial analysts, the market price of the Class A common stock of the Skillsoft may decline.
●	Our Derivative Instruments are accounted for as liabilities and the changes in value of our Derivative Instruments could have a material effect on our financial results.
●	There could be significant changes or decline in the price of our Class A common stock and you could lose all or part of your investment as a result, which may be dilutive to existing stockholders.
●	If securities analysts do not publish research or reports about Skillsoft’s business or if they downgrade the Class A common stock of Skillsoft’s sector, the price of the Class A common stock and trading volume could decline.
●	Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
●	The NYSE may not continue to list our securities or a market for our securities may not continue, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Prosus and its affiliates and Skillsoft’s consultant, the Klein Group, may have interests that differ from those of other stockholders.

Risks Related to Our Business and Operations

The impact of U.S. and worldwide economic trends, financial market conditions, geopolitical events, natural disasters, public health crises, political crises, or other catastrophic events could materially and adversely affect our business, liquidity, financial condition, and results of operations.

We are subject to risks associated with adverse economic conditions in the United States and globally, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Additionally, natural disasters, such as earthquakes, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war, and other political instability, such as the invasion of Ukraine by Russia and the conflict in the region; or other catastrophic events, whether occurring in the United States or internationally, have and could continue to disrupt our operations or the operations of one or more of our third-party providers and vendors. To the extent any of these events occur, our business and results of operations could be adversely affected.

Our quarterly operating results may fluctuate significantly, limiting your ability to evaluate historical financial results and increasing the likelihood that our results will fall below market analysts’ expectations.

Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include, without limitation:

●	the period between our initial contact with a potential customer and the purchase of our products by that customer, which typically ranges from three to eighteen months or more;
●	the size, timing, and successful closing of new/renewal agreements and upgrades;
●	the speed of the migration of existing customers to our new platform, and the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;
●	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;
●	general conditions in the U.S. and/or the international economy;
●	the loss of any significant customers;
●	changes in contractual terms including our pricing model;
●	delays in availability of new products;
●	product or service quality problems;
●	seasonality —due to the budget and purchasing cycles of our customers, we expect order intake and billings will generally be strongest in the second half of our fiscal year and weakest in the first half of our fiscal year;
●	the spending patterns of our customers, including their internal budgeting, procurement, and approval processes;
●	royalty rates;
●	litigation costs and expenses;
●	non-recurring charges related to acquisitions;
●	growing competition that may result in price reductions and customer loss; and
●	currency fluctuations.

Most of our expenses, such as interest, rent, and most employee compensation excluding sales commissions do not vary directly with revenue and are difficult to adjust in the short-term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for that quarter.

The COVID-19 pandemic has impacted, and may continue to impact, our business and results of operations in volatile and unpredictable ways.

The impact of the COVID-19 pandemic on our business has included and may in the future include:

●	increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;
●	adverse effects on economies and financial markets globally or in various markets throughout the world, potentially leading to a prolonged economic downturn or reductions in business spending, which may result in decreased net revenue, gross margins, or earnings and/or in increased expenses;
●	reduced sales as a result of restrictions on travel, limiting the ability to stage in-person demonstrations, as well as prompting potential customers to defer purchase decisions given concerns over implementation of new solutions;
●	workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of the COVID-19 pandemic at certain of our locations around the world in an effort to protect the health and well-being of our employees and customers and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our offices at any one time, further restricting access to our facilities, suspending employee travel and the inability to meet in person with customers);
●	the inability for customers to pay based on the impact of the COVID-19 pandemic on their businesses;
●	adverse effects on employee productivity and performance if required to work remotely for an even longer period of time;
●	increases in health and welfare program costs;
●	the inability to procure the required equipment or services from partners and suppliers in a timely manner;
●	requests from customers to reduce their spend with us as a result of workforce reductions that they have had to undertake;
●	increased vulnerability to cyberattacks due to the significant number of employees working remotely; and
●	our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.

The COVID-19 pandemic may also negatively impact the financial resources available to learners or the operating budgets of our partners or customers, any of which could in turn negatively impact our business and operating results.

We may continue to experience an adverse impact to our business and the value of our Class A common stock as a result of its global economic impact of the COVID-19 pandemic, including any recession that has occurred or may occur in the future. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, and cash flows, it may also heighten many of the other risks described in this Annual Report. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations, and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of the COVID-19 pandemic on our operations, partners, and customers.

Demand for our products and services is susceptible to general global market and economic conditions.

Weakness in the United States, the European Union (the “EU”) and/or the worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. Companies may not view training products and services as critical to the success of their businesses. If these companies continue to experience declines in their business, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forgo employee education and training expenditures to lower their expenses and may do so before limiting their other expenditures. In addition, during economic downturns, companies may slow the rate at which they pay us or may become unable to pay their debts as they become due, which would have a negative effect on our results of operations and financial condition.

Further, the United Kingdom (the “UK”) withdrew from the EU on January 31, 2020, pursuant to a transitionary withdrawal agreement with the EU that in substance maintains the pre-withdrawal, status quo until the end of 2020. On December 24, 2020, the UK and the EU entered into a trade and cooperation agreement, effective January 1, 2021 (the “Brexit Trade Agreement”), which governs, among other things, trade between the UK and the EU. The full impact of the Brexit Trade Agreement and its related consequences remain uncertain, including with respect to ongoing negotiations between the UK and EU and new trade agreements with global trading partners. In addition, conflicts in the Middle East, Ukraine, and elsewhere, and the ongoing COVID-19 pandemic have created many economic and political uncertainties which have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. The revenue growth and potential profitability of our business depends on demand for digital learning content and enterprise human capital management application software generally and for learning and talent development solutions in particular. We sell our products primarily to large, mid-sized, and small business organizations whose businesses fluctuate based on general economic and business conditions.

In addition, a portion of our customer contract value is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers globally. To the extent that economic uncertainty or weak economic conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and learning and talent development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

Market adoption of online learning solutions is relatively new and may not grow as we expect, which may harm our business and results of operations.

Our future success will depend in part on the growth, if any, in the demand for online learning solutions. The market for online learning solutions is less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. We cannot predict whether shifts in the traditional models of training as a result of the COVID-19 pandemic (e.g., willingness to adopt remote, online and asynchronous learning and training) will continue as COVID-19 vaccines and treatment options have become more widely available, many educational institutions have re-opened their campuses, and businesses have reversed or materially limited remote work policies. It is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. It may take customers a substantial amount of time and resources to fully transition to an online platform or companies may face delays in doing so due to budget constraints, weakening economic conditions, or other factors. We cannot assure you that adoption of our platform will also increase as market demand increases. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

Increased competition may result in decreased demand for our products and services, which may result in reduced revenue and gross profits and loss of market share.

The market for corporate learning and talent development solutions is highly fragmented, rapidly evolving, and competitive. In addition to increased competition from new companies entering the market, established companies are entering the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, educational institutions, vendors of enterprise application software, and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances. Our primary sources of direct competition are:

●	third-party suppliers of instructor-led information technology, software development, compliance, business, leadership management, and professional skills education and training;
●	enterprise software application providers with solutions they have developed to meet the needs of the human capital management;
●	technology companies that offer learning courses covering their own technology products;
●	suppliers of digital or distance learning solutions;
●	free learning content;
●	internal education and training departments and human resources outsourcers of potential customers;
●	value-added resellers and network integrators; and
●	educational institutions.

Growing competition may result in price reductions, reduced revenue and gross profits, and loss of market share, any one of which would have a material adverse effect on our business. Current and potential competitors have and may have substantially greater financial, technical, sales, marketing, and other resources, as well as greater name recognition, and we may face increasing price pressures from competitors as buyers demand more value for their learning and talent development budgets. Accordingly, we may be unable to provide digital learning and talent development solutions that compare favorably with new technology-led techniques, other interactive training software or human capital management platforms, or new learning solutions. Our future success will depend upon the extent to which we are able to develop and implement products which address emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel, and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products.

Emerging technologies also impact the competitive landscape for learning and talent development solutions. New content development methodologies and/or features and functionality that enhance the learner experience could adversely impact our ability to compete in the market. New market entrants that provide technologies that improve the content delivery and/or management of learning solutions could also increase the level of competition in the market. In addition, even if companies implement technology-based learning solutions, they may still choose to design, develop, deliver, or manage all or part of their learning and development programs internally. If the shift to technology-based learning is not realized, or if companies do not use the products and services of third parties to develop, deliver, or manage their learning and development needs, then some of our products and services may not achieve commercial success.

Lower priced solutions from competitors and access to free content will put pricing pressure on our solutions, and our ability to compete and maintain pricing will be dependent on our ability to differentiate our learning content and the learner experience our platform delivers.

New products introduced by us may not be successful.

An important part of our growth strategy is the continued development and enhancement of our existing offerings and the introduction of new learning content and the delivery of enhanced platform features and functionality. These activities can open new revenue streams, ensure the currency of our content portfolio, and support customer renewals and upgrades. Despite our efforts, we cannot assure you that we will be successful in updating and enhancing our current learning assets, developing and introducing new learning content, or delivering enhanced or new platform features and functionality, or that what we develop or introduce will be met with commercial acceptance. The failure to successfully introduce new, and enhance existing, learning content and platform functionality will not only hamper our growth prospects, but may also adversely impact our net income due to the development and marketing expenses associated with those offerings.

Failure to effectively optimize, retain, expand, and continue to increase the productivity of our direct sales teams and develop and expand our indirect sales channel may impede our growth.

We will need to continue to increase the productivity and enhance the efficiency and effectiveness of our sales and marketing infrastructure in order to grow our customer base and our business. Identifying, recruiting, and onboarding these people and partners requires significant time, expense, and attention. Our business will be seriously harmed, and our financial resources will be wasted, if our efforts do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management time and attention in order to drive growth. In particular, if we are unable to successfully optimize our sales structure to strengthen core competencies, align incentives, improve retention, and grow new business, we may not be able to significantly increase our revenue, profitability, and/or free cash flows.

We rely on third parties to provide us with learning content and subject matter expertise and have content production relationships with third parties for our courses and learning content, and our relationships with these third parties may be terminated or fail to meet our requirements.

We rely on independent third parties and subject matter experts to provide us with some of the learning content for certain of our courses and learning assets based on learning objectives and specific instructional design templates which we develop. We also have arrangements with content development partners for the production of our learning courseware and other digital learning assets. If these group development partners and content providers/subject matter experts were to stop working with us, we cannot predict whether content would be available from reliable alternative sources or that we could enter into development partner relationships on reasonable terms and in a timely manner. In addition, our digital book collections rely on third-party publishers to provide the content that is in our digital book offerings. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content or we may be forced to pay increased royalties to these publishers to continue our licenses with them.

In the event that we are unable to maintain or expand our current development relationships or enter into new development relationships, our operating results and financial condition could be materially adversely affected. In addition, the collaborative nature of the development process under these arrangements may result in longer development times and less control over the timing of delivery of certain product offerings. Our strategic partners may from time to time renegotiate the terms of their agreements with us, which could result in changes to the royalty or other economic terms, which could reduce our gross margins.

The partners we rely on as part of the production process and for content or subject matter expertise may compete with us, which could harm our results of operations. Our agreements with these third parties generally do not restrict them from developing content for our competitors or from competing directly with us.

Our success is dependent on the reliability and consistent performance of our information systems and our Software as a Service (“SaaS”) infrastructure. System disruptions and vulnerability from security risks to our technology infrastructure could damage our reputation, negatively impacting our business.

Our success is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our SaaS environment fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our learning and talent development applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers, and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenue and operating results and harm our reputation with customers and commerce partners. The satisfactory performance, reliability, and availability of our website, computer infrastructure and learning platform are critical to our reputation and ability to attract and retain customers and commerce partners. We cannot accurately project the rate or timing of any increase in traffic to our website and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the website are uncertain. The failure to expand and upgrade our website or if we experience any system error, failure or extended down time, our business, reputation, financial condition or results of operations could be materially harmed.

Global Knowledge relies on hosted SaaS applications from third parties in order to operate critical functions of its business, including content delivery, enterprise resource planning, customer relationship management, billing, project management, and accounting and financial reporting. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, Global Knowledge’s expenses could increase, the ability to manage finances could be interrupted, and processes for managing sales of Global Knowledge’s platform and supporting its customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which may negatively impact Global Knowledge’s results of operations and harm our business.

We are regularly subject to cybersecurity and other similar attacks. If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platforms may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or other security breaches of, our platforms or the other systems or networks used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, could result in the loss, compromise or corruption of data, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities. Our cyber/professional liability insurance coverage for certain information security and privacy damages and claim expenses may be insufficient to compensate us for all liabilities that we may incur.

Our platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, vendor, or contractor error or malfeasance. Security is one of the learning curricula we provide on our platform, which may cause our platform to be a target for hackers and others, and which may cause our brand, credibility, and reputation to be particularly sensitive to any security breaches. We have incurred and expect to continue to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. However, since the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business.

Disruption to or failures of our platform could result in our customers becoming unsatisfied with our platform and could harm our reputation.

The performance and reliability of our platform and the underlying technology are critical to our operations, reputation, and ability to attract and retain partners and learners. Our partners rely on our platform to offer their courses and programs online, and learners must access our platform on a frequent and reliable basis. Our platform is complex and relies on infrastructure provided by third parties, and may contain defects, errors, or vulnerabilities, or may not perform as contemplated. These errors, defects, disruptions, breaches, or other performance problems with our platform could damage our or our partners’ reputations, decrease partner and learner satisfaction and retention, negatively impact our ability to attract new learners and partners, and could result in large indemnity payments to learners and partners for losses suffered or incurred in connection with any such defects or errors on our platform, or other liabilities relating to or arising from our platform. In addition, sustained or recurring disruptions in our platform or its underlying technology could adversely affect our and our partners’ compliance with applicable regulations and accrediting body standards.

Further, if we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the Internet infrastructure, including maintenance of reliable Internet networks with the necessary speed, data capacity, and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain partners and learners, our growth prospects, and our business would suffer.

We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints, which could affect the availability of services on our platform and prevent or inhibit the ability of learners to access or complete courses and programs on our platform. Any disruption in its services, or any failure of a third-party provider to handle the demands of our platform, could significantly harm our business and damage our reputation. We do not have control over the operations of the facilities of the third-party providers that we use, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.

If the mobile solutions available to our learners and partners are not effective, the use of our platform could decline.

Learners have been increasingly accessing our platform on mobile devices through our app in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or our partners may believe that online learning through such mobile devices is not effective. Learners accessing our network primarily on mobile devices may not enroll in the courses or the certification, degree, or other credentialing programs offered on our platform as often as those accessing our platform through personal computers, which could result in less revenue for us. If we are not able to provide our partners with the functionality to deliver a rewarding experience on mobile devices, their ability to attract learners to their programs may be harmed and, consequently, our business may suffer.

As new mobile devices and mobile features are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.

The success of our mobile apps could also be harmed by factors outside our control, including actions taken by mobile app distributors; unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store; increased costs in the distribution and use of our mobile app; or changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.

If our partners or customers, including learners, encounter difficulty accessing or using, or if they choose not to use, our mobile platform, our growth prospects and our business may be adversely affected.

Our business could be adversely affected if our products contain errors.

Software products contain known and undetected errors or “bugs” that result in product failures. The existence of bugs could result in loss of or delay in revenue, loss of market share, diversion of product development resources, injury to reputation or damage to efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

Acquisitions, including our recent acquisitions of Global Knowledge, Pluma, and Codecademy, may not produce the benefits we anticipate and could harm our current operations.

One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. However, we may not be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. Finally, acquisitions involve numerous risks, including:

●	difficulties in integrating the technologies, operations, business systems, financial controls, and personnel of the acquired company;
●	failure to realize expected synergies or capture the value required for the acquisition to be successful;
●	difficulties in retaining or transitioning customers and employees of the acquired company;
●	diversion of management time and focus;
●	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and
●	accounting charges related to the acquisition, including restructuring charges, transaction costs, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

We depend on senior leadership to manage and operate the business, and if we fail to retain and attract highly qualified employees our business could be harmed.

Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on our business and future prospects. We have recently made significant changes to our management team, including the appointment of multiple new executive officers.

Ours is a global business, and our success is also dependent, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse worldwide customer base. The loss of a significant number of our technology, content or sales personnel and their services could be disruptive to our development efforts or customer relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and business strategy, which may cause us to lose customers or increase operating expenses and may divert our attention as we seek to recruit replacements for the departed employees.

Our directors may encounter conflicts of interest involving us and other organizations with which they may be affiliated, including matters that involve corporate opportunities.

Certain of our directors are, and future directors may be, affiliated with other entities or businesses that may be complementary, competitive, or potentially competitive to our company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, our officers and directors may become aware of investments, business opportunities, or information that may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter a perceived or actual conflict of interest involving us and other entities with which they are or become affiliated.

Global Knowledge’s corporate training services business may be disproportionately impacted by an economic downturn.

Global Knowledge’s business of providing corporate training services is particularly sensitive to general economic conditions, as its corporate customers often defer or eliminate training services to control costs when facing financial pressure. Challenging economic conditions may therefore have a disproportionately negative impact on revenue from Global Knowledge’s corporate training services, which constitutes a significant portion of its revenue.

The market for instructor led, synchronous, in-classroom learning may continue to decline.

The COVID-19 pandemic had a significant and negative impact on in-classroom learning, as schools and other physical learning facilities were shut down in response to the global pandemic. As a result, the delivery of in-classroom learning has either been greatly curtailed or has pivoted to synchronous or asynchronous remote learning.

Global Knowledge’s future success will depend on its ability to offer clients the learning solutions they need in the format they desire and trust. It remains unclear what the lasting impact of the COVID-19 pandemic will be on the in-classroom learning market.

The growth of Global Knowledge’s on-demand subscription skills platform, GK Polaris, makes it difficult to evaluate the future prospects of the platform.

Global Knowledge launched its on-demand subscription skills platform GK Polaris in May 2020 and, as a result, forecasting Global Knowledge’s future results of operations for this platform is subject to a number of uncertainties, including Global Knowledge’s ability to effectively plan for and model future growth. Beginning in early 2020, Global Knowledge extended its offering to include GK Polaris, which enabled Global Knowledge to expand its addressable market, attract new users, and broaden its relationships with corporate customers. As such, any predictions about Global Knowledge’s future revenue and expenses with respect to this platform may not be as accurate as they could be if Global Knowledge had a longer operating history with its on-demand subscription platform or operated in a more predictable market. Global Knowledge encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If Global Knowledge’s assumptions regarding these risks and uncertainties, which Global Knowledge uses to plan and operate its business, are incorrect or change, or if Global Knowledge does not address these risks adequately, its results of operations could differ materially from its expectations, as growth rates may slow, and its business may suffer.

A loss of Global Knowledge’s status as an authorized training provider with one or more key technology vendors could adversely affect the Global Knowledge business.

Global Knowledge derives a large portion of its consolidated revenue in any financial reporting period from delivering corporate training as an authorized training provider for certain technology companies and has a concentrated portfolio of relationships with these technology companies. Global Knowledge’s status as an authorized training partner for certain key technology companies provides certain benefits, including, among others, the ability to use official curricula created by key technology vendors, subsidies and other financial incentives provided by these technology vendors to support training on their products, representation on official training websites operated by the technology vendors, and the ability to issue certified training certificates from the technology vendors. Global Knowledge’s operating results depend to a significant degree on its ability to maintain its status as an authorized training partner with such key technology vendors, and an inability to retain such status, or a significant change in Global Knowledge’s relationship with one or more of its technology vendors, could significantly reduce Global Knowledge’s revenue.

We may be unable to protect our proprietary rights. Unauthorized use of our intellectual property may result in development of products or services that compete with ours. Claims that we infringe upon the intellectual property rights of others could result in costly litigation or royalty payments to third parties, or require us to reengineer or cease sales of our products or services.

Our success depends to a degree upon the protection of our rights in intellectual property. We rely upon a combination of patent, trade secret, copyright, and trademark laws to protect our proprietary rights. We have also entered into, and will continue to enter into, confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of confidential information. However, we may not have signed protective agreements in every case.

Although we have taken steps to protect our proprietary rights, these steps may be inadequate. Existing patent, trade secret, copyright, and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services, or technology or obtain and use information that we regard as proprietary. Other parties may also breach protective contracts we have executed or will in the future execute. We may not become aware of, or have adequate remedies in the event of, a breach related to such agreements. Litigation may be necessary in the future to enforce or to determine the validity and scope of our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, such litigation could result in substantial costs and diversion of management and technical resources.

Additionally, third parties have in the past and could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction barring the sale of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to the combined company or at all. From time to time we learn of parties that claim broad intellectual property rights in the learning and talent development area that might implicate our offerings. These parties or others could initiate actions against us in the future.

Our worldwide operations are subject to risks that could negatively impact our future operating results.

We expect that international operations will continue to account for a large portion of our revenue and are subject to inherent risks, including:

●	difficulties or delays in developing and supporting non-English language versions of our products and services;
●	political and economic conditions in various jurisdictions;
●	difficulties in staffing and managing foreign subsidiary operations;
●	multiple, conflicting and changing governmental laws and regulations, including different data privacy and protection laws;
●	the influence of works councils or similar employee representative bodies on the procurement process and customer investment decisions;
●	protectionist laws and business practices that may favor local competitors;
●	difficulties in finding and managing local resellers;
●	foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies;
●	potential adverse tax consequences; and
●	the absence or significant lack of legal protection for intellectual property rights.

Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

We intend to expand our international operations and continue to establish a worldwide partner and learner base. Our expansion efforts into international markets may not be successful.

We might require additional capital to support our growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform or acquire complementary businesses, technologies, and content. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth and to respond to business challenges could be significantly impaired.

Increasing scrutiny and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators and investors related to their environmental, social and governance (“ESG”) practices and disclosure. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders’ evolving expectations as they relate to the environment, health and safety, diversity, labor conditions and human rights, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our reputation and employee retention may be negatively impacted, and customers may be unwilling to do business with us. Additionally, any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer and learner acquisition and retention, access to capital, and employee retention.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our customers, partners and learners in the longer term. Any of our primary locations and the locations of our customers, partners, vendors, and learners may be vulnerable to the adverse effects of climate change. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our customers, partners and learners, and may cause us to experience higher attrition, losses and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, partners, and learners and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Legal, Regulatory and Related Risks

Our business could be affected by new governmental regulations regarding the Internet as well as by changes impacting the speed and reliability of the Internet.

Various laws and regulations could impede the growth of the Internet or other online services, and new laws and regulations may be adopted in the future. These laws and regulations could limit internet neutrality, involve taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our platform. To date, government regulations have not materially restricted use of the Internet in most parts of the world. However, the legal and regulatory environment pertaining to the internet is uncertain and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet, regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments or by governments of foreign jurisdictions.

Any factors that adversely affect Internet usage could disrupt the ability of those users to access our learning and talent development solutions, which would adversely affect customer satisfaction and therefore our business. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the internet or in specific jurisdictions, which could harm our business and our results of operations.

Our ability to increase the effectiveness and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our products and services depends upon the improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, and the quality of networks degrades, the ability of our customers to use our products and services will be hindered and our revenue may suffer.

Failure or perceived failure to comply with regulations relating to some career training services could result in the imposition of penalties or the interruption of our ability to provide services in certain jurisdictions.

In many jurisdictions in which we operate, some career training services are subject to licensing requirements. We do not believe that the services we provide are subject to such licensing requirements. Regulators could disagree with our assessment regarding the applicability of licensure requirements and take enforcement action against us, including by imposing penalties or prohibiting us from offering career- related training services in a relevant jurisdiction until we are able to obtain the requisite license. For example, regulatory action has in the past been taken against Global Knowledge in respect of licensing requirements applicable to providers of career training services in certain jurisdictions and regulatory inquiries have occasionally been made about Global Knowledge’s licensure.

Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.

The U.S. and various state governments have adopted or proposed laws governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the EU and its member states, the UK, Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance, and the cost and complexity of selling and delivering our solutions.

For example, the EU’s General Data Protection Regulation (“GDPR) imposes obligations on our customers and directly on us. Among other obligations under the GDPR, we are required to give more detailed disclosure about how we collect, use, and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual revenue, and restrictions on data processing. Our customers’ or our vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our services. We may also be obligated to assist our customers with their own compliance obligations under the GDPR.

In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA. These challenges have been brought against the European Commission’s Standard Contractual Clauses for transfers of personal data, on which we rely to transfer personal data from the EEA. Loss of our ability to lawfully transfer personal data out of the EEA to any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.

In addition, the California legislature passed the California Consumer Privacy Act (“CCPA”). The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and goes into effect and fully supersedes CCPA on January 1, 2023. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states (and were enacted in Virginia and Colorado) and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. The CPRA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business,

The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our services, lead to negative publicity, reduce overall demand for our services, make it more difficult to meet expectations of or commitments to customers, require us to take on more onerous obligations in our contracts with customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. These laws could also impact our ability to offer, or our customers’ ability to deploy, our services in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the United States or abroad begin to adopt similar or more stringent laws.

Furthermore, concerns regarding data privacy and security may cause our customers’ customers to resist providing data that allows our customers to use our services more effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws and regulations relating to our international operations could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our solution and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot guarantee that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. or other government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects.

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes or animus against the United States. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition, and liquidity.

We operate in a number of tax jurisdictions globally, including in the U.S., Ireland and Luxembourg. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S., Ireland, or Luxembourg and other applicable jurisdictions could materially impact our effective tax rate and could have a significant adverse impact on our financial results. In addition, our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in the tax treatment of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period.

We are also subject to examinations of our tax returns by tax authorities in various jurisdictions around the world. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for taxes. These assessments can require a high degree of judgment and estimation. Intercompany transactions associated with the sale of services and intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements (including transfer pricing and the manner in which we develop, value and use our intellectual property), may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our operations, financial results and condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our financial results and condition.

We could be subjected to legal actions based upon the content we include in our courseware or learning assets.

It is possible that we could become subject to legal actions based upon claims that our course content or other learning assets infringe the rights of others or is erroneous. Any such claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and management personnel. The risk of such claims is exacerbated by the fact that certain learning content is provided by third parties over whom we exert limited control. Further, if such claims are successful, we may be required to alter the content, pay financial damages, or obtain content from others.

Risks Related to our Indebtedness and Certain Other Obligations

Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting obligations on our indebtedness.

Our degree of leverage could have potentially adverse consequences, including: making it more difficult for us to make payments on our indebtedness; increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities; exposing us to the risk of increased interest rates under our credit facilities to the extent such facilities have variable rates of interest; limiting our ability to make strategic acquisitions and investments; limiting our ability to refinance our indebtedness as it becomes due; and limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our financing agreements contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our subsidiaries’ ability to incur or guarantee additional debt and issue or sell certain preferred stock; pay dividends on, redeem or repurchase our capital stock; make certain acquisitions or investments; incur or assume certain liens; enter into transactions with affiliates; and sell assets to, or merge or consolidate with, another company. A breach of any of these covenants could result in a default under our debt instruments.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Additionally, our subsidiaries may not be able to, or may not be permitted to, make distributions or debt repayments to enable us to make payments in respect of our indebtedness. Each such subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. While our existing credit agreements limit the ability of our guarantor subsidiaries to incur consensual encumbrances and include restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive cash from our subsidiaries, we will be unable to make required principal and interest payments on our indebtedness.

If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our existing credit agreements restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.

Risks Related to our Previous Capital Structure and Resulting Chapter 11 Cases

The ongoing effects of our prior capital structure, including our emergence from the Chapter 11 Cases, could adversely affect our business and relationships.

The level of prior indebtedness impacted us in several ways, including our ability to invest in the business. This indebtedness led to filing the Chapter 11 Cases. Our ability to change the public perception relating to our prior capital structure and Chapter 11 Cases may have an impact on our ability to continue to attract our customers, which is critical to our ability to achieve long-term profitability, and a negative public perception of our business due to our recently consummated bankruptcy proceedings may have a materially adverse effect on our results of operations and financial condition.

We may not be able to achieve or sustain profitability in the future.

Due principally to our prior capital structure, we incurred operating losses in each of our last five fiscal years. As noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations  —  Non-GAAP Financial Measures,” our Adjusted EBITDA has also declined over this period. While we believe we are taking the right steps to improve profitability over the long-term, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis. Failure to maintain profitability in future periods may materially and adversely affect our ability to make payments on our outstanding debt obligations.

Information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh-start accounting.

Following our emergence from Chapter 11 of the Bankruptcy Code, our financial condition and results of operations from and after August 27, 2020 will not be comparable to the financial condition or results of operations in our historical financial statements. This will make it difficult for our stockholders and others to assess our performance in relation to prior periods. As a result of our restructuring, our financial statements are subject to the fresh-start accounting provisions of GAAP. In the application of fresh-start accounting, an allocation of the reorganization value is made to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. Adjustments to the carrying amounts could be material and could affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. We test goodwill and indefinite lived intangible assets for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluate other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if our expected future cash flows decline, market or interest rate environments deteriorate, or if carrying values change materially compared with changes in their respective fair values.

Risks Related to our Critical Accounting Policies

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our ordinary shares. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, fresh-start accounting, sales commissions costs, long-lived assets and accounting for income taxes including deferred tax assets and liabilities.

Risks Related to the Codecademy Merger

The market price for shares of Class A common stock following the Codecademy Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Class A common stock.

Skillsoft’s businesses differ in some regards from those of Codecademy and, accordingly, the results of operations of Skillsoft following completion of the Codecademy Merger will be affected by some factors that are different from those currently or historically affecting the results of operations of Skillsoft. The results of operations of Skillsoft following the Codecademy Merger may also be affected by factors different from those that have historically affected Skillsoft. In addition, following the Codecademy Merger, Skillsoft may seek to raise additional equity financing through one or more underwritten offerings, private placements and/or rights offerings, or issue stock in connection with acquisitions, which may result in downward pressure on the share price of the Class A common stock.

Skillsoft has incurred significant transaction costs in connection with the Codecademy Merger.

Skillsoft has incurred and is expected to continue to incur a number of non-recurring costs associated with the Codecademy Merger, combining the operations of Codecademy with Skillsoft’s and achieving desired synergies. These costs have been, and will continue to be, substantial. A substantial portion of non-recurring expenses incurred consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. Skillsoft will also incur costs related to formulating and implementing integration plans. Although Skillsoft expects that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of the assets and operations of Codecademy, should allow Skillsoft to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

Securities class action lawsuits and a derivative lawsuit have been brought against Skillsoft in connection with the Codecademy Merger, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements that could result in significant costs to Skillsoft, including any costs associated with the indemnification of directors and officers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Skillsoft’s liquidity and financial condition.

Skillsoft will record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of Skillsoft in the future.

Skillsoft will account for the Codecademy Merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Codecademy will be recorded, as of completion, at their respective fair values (except for deferred revenue which, pursuant to Skillsoft’s adoption of ASU 2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers effective June 11, 2021, will be recognized using the revenue recognition guidance in Accounting Standards Codification Topic 606 rather than fair value) and added to Skillsoft’s. Skillsoft’s reported financial condition and results of operations for periods after completion of the Codecademy Merger will reflect Codecademy’s balances and results after completion of the Codecademy Merger but will not be restated retroactively to reflect the historical financial position or results of operations of Codecademy for periods prior to the Codecademy Merger.

Under the acquisition method of accounting, the total purchase price will be allocated to Codecademy’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Codecademy Merger. The excess of the purchase price over those fair values, if any, will be recorded as goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, Skillsoft may be required to incur material non-

cash charges relating to such impairment. Skillsoft’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

Skillsoft may be unable to successfully integrate Codecademy’s business into its business or achieve the anticipated benefits of the Codecademy Merger.

The success of the Codecademy Merger will depend, in part, Skillsoft’s ability to realize the anticipated benefits and cost savings from combining Skillsoft’s and Codecademy’s businesses, and there can be no assurance that Skillsoft will be able to successfully integrate or otherwise realize the anticipated benefits of the Codecademy Merger. Difficulties in integrating Codecademy into Skillsoft may result in Skillsoft performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies.

Potential difficulties that may be encountered in the integration process include, among others:

●	the inability to successfully integrate Codecademy in a manner that permits the achievement of full revenue, expected cash flows, and cost savings anticipated from the Codecademy Merger;
●	not realizing anticipated operating synergies;
●	integrating personnel from Codecademy and the loss of key leadership and employees;
●	potential unknown liabilities and unforeseen expenses or delays associated with and following the completion of the Codecademy Merger;
●	integrating relationships with customers, vendors, and business partners;
●	performance shortfalls as a result of the diversion of management’s attention caused by completing the Codecademy Merger and integrating Codecademy’s operations;
●	the impact of Skillsoft’s recent acquisition of Global Knowledge and Pluma, Inc.; and
●	the disruption of, or the loss of momentum in, Skillsoft’s ongoing business or inconsistencies in standards, controls, procedures, and policies.

Skillsoft’s results may suffer if it does not effectively manage its expanded operations following the Codecademy Merger.

Following completion of the Codecademy Merger, the size of Skillsoft’s business increased significantly. Skillsoft’s future success will depend, in part, on Skillsoft’s ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Codecademy into Skillsoft’s existing business in an efficient and timely manner, to combine systems and management controls, and to integrate relationships with customers, vendors, and business partners.

Risks Related to Ownership of Our Class A common stock

If the benefits of the recent transactions completed by Skillsoft do not meet the expectations of financial analysts, the market price of the Class A common stock of the Skillsoft may decline.

The market price of  our Class A common stock of the Skillsoft may decline as a result of the Codecademy Merger if Skillsoft does not achieve the perceived benefits of the Codecademy Merger as rapidly, or to the extent anticipated by, financial analysts or the effect of the Codecademy Merger on the financial results of Skillsoft is not consistent with the expectations of financial analysts. Accordingly, holders of our Class A common stock of Skillsoft may experience a loss as a result of a decline in the market price of our Class A common stock. In addition, a decline in the market price of our Class A common stock of Skillsoft could adversely affect the ability of Skillsoft to issue additional securities and to obtain additional financing in the future.

Our Derivative Instruments are accounted for as liabilities and the changes in value of our Derivative Instruments could have a material effect on our financial results.

On April 12, 2021, the Staff at the SEC issued a statement (the “SEC Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies. In light of the SEC Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging  —  Contracts in Entity’s Own Equity,” Churchill Capital Corp. management evaluated the terms of the warrant agreement entered into in connection with Skillsoft’s initial public offering and concluded that the warrant agreement governing public warrants and the private placement warrants (together, the “warrants”) include provisions that, based on the SEC Statement, preclude the warrants from being classified as components of equity. As a result, Churchill Capital Corp. classified the warrants, the 2020 note, and that certain Subscription Agreement, dated as of October 12, 2020, by and among Skillsoft, Churchill Sponsor II, LLC, and Prosus (the “Prosus Subscription Agreement”) (together, the “Derivative Instruments”) as liabilities. Under this accounting treatment, Churchill Capital Corp. was required to measure the fair value of the Derivative Instruments at the end of each reporting period and recognize changes in the fair value from the prior period in their operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Derivative Instruments and that such gains or losses could be material.

The price of our Class A common stock may change significantly and you could lose all or part of your investment as a result.

The trading price of shares of our Class A common stock is likely to continue to be volatile. The stock market, including our industry, recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in the risk factors above and below and the following:

●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of Skillsoft’s competitors;
●	changes in expectations as to Skillsoft’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	declines in the market prices of stocks generally;
●	strategic actions by Skillsoft or its competitors;
●	announcements by Skillsoft or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
●	any significant change in Skillsoft’s management;
●	changes in general economic or market conditions or trends in Skillsoft’s industry or markets;
●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Skillsoft’s business;
●	future sales of our Class A common stock or other securities of Skillsoft;
●	investor perceptions or the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	the public’s response to press releases or other public announcements by Skillsoft or third parties, including the filings of Skillsoft with the SEC;
●	litigation involving Skillsoft, Skillsoft’s industry, or investigations by regulators into Skillsoft’s operations or those of their competitors;
●	guidance, if any, that Skillsoft provides to the public, any changes in this guidance or Skillsoft’s failure to meet this guidance;
●	the development and sustainability of an active trading market for our Class A common stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including those resulting from natural disasters, pandemics, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of Skillsoft’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If Skillsoft was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from Skillsoft’s business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

Skillsoft intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of Skillsoft’s Board. Skillsoft’s Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of Skillsoft’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness Skillsoft incurs. As a result, stockholders must rely on their sales of Class A common stock after appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities analysts do not publish research or reports about Skillsoft’s business or if they downgrade the Class A common stock or Skillsoft’s sector, the price of the Class A common stock and trading volume could decline.

The trading market for our Class A common stock is influenced in part by the research and reports that industry or financial analysts publish about Skillsoft or its business. Skillsoft does not control these analysts. In addition, some financial analysts may have limited expertise with Skillsoft’s model and operations. Furthermore, if one or more of the analysts who do cover Skillsoft downgrade the Class A common stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of the Class A common stock could decline. If one or more of these analysts ceases coverage of Skillsoft or fails to publish reports on it regularly, Skillsoft could lose visibility in the market, which in turn could cause the price of the Class A common stock or trading volume to decline.

Future sales, or the perception of future sales, by Skillsoft or its stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Skillsoft to sell equity securities in the future at a time and at a price that it deems appropriate.

As of April 11, 2022, Skillsoft had a total of 162,911,755 shares of Class A common stock outstanding and warrants to purchase an aggregate of 61,966,667 shares of Class A common stock outstanding.

In addition, pursuant to the that certain amended and restated registration rights agreement, which became effective upon the consummation of the transactions contemplated by the Skillsoft Merger Agreement (the “Existing Registration Rights Agreement”), as well as the Registration Rights Agreement entered into at the closing of the Codecademy Merger (together with the Existing Registration Rights Agreement, the “Registration Rights Agreements”), certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock under the Securities Act. By exercising their registration rights under the Registration Rights Agreements and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline.

As restrictions on resale end or if these stockholders exercise their registration rights under the Registration Rights Agreements, the market price of shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for Skillsoft to raise additional funds through future offerings of shares of Class A common stock or other securities.

In addition, the shares of Class A common stock reserved for future issuance under Skillsoft’s equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The compensation committee of our Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. On August 17, 2021, Skillsoft filed a registration statement on Form S-8 under the Securities Act to register shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock issued pursuant to Skillsoft’s equity incentive plans. Skillsoft will file an additional registration statement on Form S-8 under the Securities Act to (i) register shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock issued pursuant to Skillsoft’s equity incentive plans in connection with the issuance of Skillsoft RSUs upon closing of the Codecademy Merger and (ii) to register shares of the Company’s Class A common stock issuable under the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”) pursuant to Section 6(a) of the 2020 Plan, which provides for an automatic annual increase of the number of shares issuable under the 2020 Plan. Form S-8 registration statements automatically become effective upon filing.

The Codecademy equity holders may wish to dispose of some or all of their interests in Skillsoft, and as a result may seek to sell their shares of Class A common stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Class A common stock, may affect the market for, and the market price of, the Class A common stock in an adverse manner.

Sales of substantial amounts of our Class A common stock in the open market by the Codecademy equity holders following the closing of the Codecasdemy Merger could depress the price of the Class A common stock.

If Skillsoft’s stockholders, including former Codecademy equity holders, sell substantial amounts of Class A common stock in the public market following the closing of the Codecademy Merger, the market price of the Class A common stock may decrease. These sales might also make it more difficult for Skillsoft to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Future issuances of debt securities and equity securities, including in connection with the completion of the Codecademy transaction, may adversely affect us, including the market price of shares of Class A common stock, and may be dilutive to existing stockholders.

In the future, we may incur debt or issue equity that could rank senior to the shares of Class A common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the shares of Class A common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of the shares of Class A common stock and be dilutive to existing stockholders.

We may also issue securities in connection with investments or acquisitions, as we did in the Codecademy transaction. The amount of shares of Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Charter and bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

●	a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
●	the ability of our board of directors to issue one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
●	certain limitations on convening special stockholder meetings;
●	limiting the ability of stockholders to act by written consent; and
●	providing that our board of directors is expressly authorized to make, alter or repeal our bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire Skillsoft, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause Skillsoft to take other corporate actions you desire.

The Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with Skillsoft or its directors, officers, employees or stockholders.

The Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of Skillsoft, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to Skillsoft or its stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or the Charter or our bylaws or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of Skillsoft’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Skillsoft or its directors, officers or other employees, which may discourage such lawsuits against Skillsoft and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Skillsoft may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Skillsoft’s business and financial condition. Notwithstanding the foregoing, the Charter will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in the Charter. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Skillsoft or its directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce this provision, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. Further, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find this provision of the Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and Public Warrants are currently listed on the NYSE. There can be no assurance that we will be able to comply with the continued listing standards of NYSE. If the NYSE delists our Class A common stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the Class A common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Codecademy Merger and general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Prosus and its affiliates may have interests that differ from those of other stockholders.

As of April 11, 2022, following the completion of the Codecademy Merger, Prosus holds approximately 37.5% of the number of shares and voting power of Skillsoft’s outstanding Class A common stock.

Pursuant to the terms of the Prosus Subscription Agreement, and subject to any required approval of Skillsoft’s stockholders pursuant to the applicable rules and listing standards of the NYSE (which Skillsoft will use reasonable best efforts to obtain), if Skillsoft intends to issue New Securities (as defined in the Prosus Subscription Agreement) to any person, then, at least fifteen (15) business days prior to the issuance of the New Securities, Skillsoft shall deliver Prosus an offer (the “Offer”) to issue New Securities to Prosus for cash in an aggregate amount, on a pro forma basis after giving effect to the issuance of the New Securities, that would result in Subscriber maintaining beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of at least the percentage of the issued and outstanding shares of Class A common stock that it beneficially owns immediately prior to the issuance of such New Securities on a fully-diluted and as- converted basis but, solely prior to the expiration of the earlier of (i) June 11, 2024 and (ii) the occurrence of a Significant Event (as defined in the Prosus Subscription Agreement), not to the extent such issuance would result in Prosus having beneficial ownership of more than thirty-five percent (35%) of the issued and outstanding shares of Class A common stock on a fully-diluted and as converted basis (excluding any warrants issued to Prosus pursuant to the Prosus Subscription Agreement). The Offer shall state that Skillsoft proposes to issue the New Securities and shall specify their number and terms (including the cash purchase price or the fair market value of any non-cash consideration as reasonably determined by the Board). The Offer shall remain open and irrevocable for a period of 15 business days from the date of its delivery.

Following the Codecademy Merger, so long as Prosus and its affiliates continue to directly or indirectly own a significant amount of Skillsoft’s outstanding Class A common stock, Prosus may be able to exert substantial influence on Skillsoft and may be able to exercise its influence in a manner that is not in the interests of Skillsoft’s other stakeholders. Additionally, Prosus and its affiliates are in the business of making investments in companies and owning real estate, and may from time to time acquire and hold interests in businesses  that compete directly or indirectly with Skillsoft or that supply Skillsoft with goods and services. Prosus or its affiliates may also pursue acquisition opportunities that may be complementary to (or competitive with) Skillsoft’s business, and as a result those acquisition opportunities may not be available to Skillsoft.

Stockholders should consider that the interests of Prosus may differ from their interests in material respects.

Skillsoft’s consultant, the Klein Group, has an interest in the Codecademy Merger.

Michael Klein, a member of our Board, is the Chief Executive Officer of The Klein Group, LLC (the “Klein Group”). Skillsoft engaged the Klein Group to act as a consultant in respect of a potential transaction with Codecademy, particularly to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, Skillsoft paid the Klein Group a transaction fee equal to $2.0 million in connection with the Codecademy Merger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 43,982 square feet. The lease for this location currently runs through June 2024. In addition to our United States headquarters, our other primary facilities are located in Dublin, Ireland; Boston, Massachusetts; Denver, Colorado; Cary, North Carolina; Fredericton, New Brunswick, Canada; and Hyderabad, India.

Our worldwide headquarters are located in Dublin, Ireland, where we currently lease and occupy a 16,249 square foot facility, which primarily houses our main content development center.

We also lease small sales offices in a number of other countries throughout Europe, the Middle East and Asia-Pacfiic regions.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3. Legal Proceedings

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 14 – “Leases, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “SKIL.” According to the records of our transfer agent, we had 164 stockholders of record as of April 11, 2022.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

We have never declared or paid cash dividends on our Class A common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares.

Item 6.Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Skillsoft (as defined below) should be read in conjunction with Skillsoft’s audited consolidated financial statements for the periods preceding and following the businsess combination in the year ended January 31, 2022 and the related notes appearing elsewhere in this Annual Report and the related notes included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Skillsoft’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this report. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

Significant Transactions

Business Combination with Global Knowledge

On June 11, 2021, the Company and Software Luxembourg Holding S.A., a global leader in digital learning and talent management solutions, completed a business combination and subsequent acquisition of Albert DE Holdings Inc. (“Global Knowledge” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development. The combined company operates as Skillsoft Corp. (“Skillsoft”, “we”, “us”, “our”, and the “Company”) and is listed on the New York Stock Exchange under the new ticker symbol “SKIL” beginning on June 14, 2021.

Codecademy Merger

On December 22, 2021, the Company announced a definitive agreement to acquire Codecademy (the “Codecademy Merger”), a leading online learning platform for technical skills, for approximately $525 million in cash and stock.  Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. We believe the Codecademy acquisition will further enhance our Technology and Developer offerings and differentiate us from our competitors. The Codecademy Merger closed on April 4, 2022 for total consideration of approximately $390.3 million, consisting of the issuance of 30,374,427 common shares and a cash payment of $207.6 million.

Change in Fiscal Year

On June 21, 2021, our board of directors approved the adoption of a January 31 year-end for the Company’s financial reporting, effective immediately, to align Churchill Capital Corp II and Global Knowledge with the pre-business combination Skillsoft’s fiscal year end. As a result, this fiscal year ended on January 31, 2022 (fiscal 2022).

Company’s Business following the Business Combination

Skillsoft is a global leader in corporate digital learning, serving more than 75% of the Fortune 1000, customers in over 160 countries, and a community of learners of more than 90 million globally. Skillsoft’s primary learning solutions include: (i) Percipio, an intelligent and immersive digital learning platform; (ii) Global Knowledge, a global provider of authorized information technology & development training and professional skills; (iii) Codecademy, an online learning platform for technical skills that uses an innovative, scalable approach to online coding education; (iv) Pluma,  which offers individualized coaching through a digital platform that provides executive-quality coaching that is personal yet scalable; and (v) SumTotal, a SaaS-based Human Capital Management (“HCM”) solution with a leading Talent Development platform.

The Company provides enterprise learning solutions designed to prepare organizations for the future of work, enable them to overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in one of their most important assets: their people. The Company’s award-winning, AI-driven, immersive learning platform, Percipio, is purpose built to make learning easier, more accessible, and more effective. Percipio is an open, modern and extensible platform designed to meet the needs of the enterprise customer.  Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, including one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, practice labs and individualized coaching), organizations can meaningfully increase learner engagement and retention. In addition, we believe our recent acquisition of Codecademy will further strengthen our content library, enhance the Percipio platform, broaden our customer reach and create significant cross selling opportunities, positioning us for faster growth.

The corporate digital learning industry is rapidly growing, driven by significant tailwinds as organizations focus on upskilling, reskilling, and future-proofing their workforces and the accelerated shift from in-person training to digital training due, in part, to the significant and likely permanent shift to largely remote and distributed workforces triggered by the COVID-19 pandemic and increased emphasis on talent driven by the “great resignation.”  The war for talent, labor shortages, wage inflation, hybrid work, early retirements, and burnout among those who stay behind all contribute to this growing demand.  According to a January 2021 report by McKinsey, 87% of companies worldwide either currently have skills gaps or believe they will within the next few years, and core skills are changing at an unprecedented pace. In a recent survey conducted by Deloitte, the vast majority of CEO’s cited labor and skills shortages as the number one threat to their business in the coming year – ahead of the pandemic, supply chain disruption, inflation and market instability, cybersecurity, and political instability. According to the Organization for Economic Co-operation and Development, technology will radically transform 1.1 billion jobs by 2030. CEOs, Chief People Officers, and the companies they and their teams lead need to transform their current workforce into one adapted for tomorrow’s demands.  We believe these factors present a significant market opportunity for our solutions.

Results of Operations

Our financial results for the period from June 12, 2021 to January 31, 2022 are referred to as those of the “Successor” periods. Our financial results for the periods of August 28, 2020 to January 31, 2021 and February 1, 2021 to June 11, 2021 are referred to as those of the “Predecessor (SLH)” periods. Our financial results for the period of February 1, 2020 to August 27, 2020 are referred to as those of the “Predecessor (PL)” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although we are required by GAAP to report on our results for the fiscal years ended January 31, 2022 and 2021 separately, for the periods from June 12, 2021 through January 31, 2022, February 1, 2021 through June 11, 2021, August 28, 2020 through January 31, 2021, and February 1, 2020 through August 27, 2020, management views the Company’s operating results for the fiscal years ended January 31, 2022 and 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides better comparability of our results to prior periods.

We cannot adequately benchmark the operating results for the fiscal year ended January 31, 2022 against any of the previous periods reported in our Consolidated Financial Statements without combining the applicable Predecessor and Successor periods and do not believe that reviewing the results of the periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as revenue and operating (loss) income for the Successor periods when combined with the Predecessor periods provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the tables and discussion below also present the combined results for the fiscal years ended January 31, 2022 and 2021. For a discussion of the combined results for the fiscal year ended January 31, 2021 compared to the fiscal year ended January  31, 2020, please refer to “Skillsoft’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form S-4 filed with the SEC on May 27, 2021.

The table below presents the results for the fiscal year ended January 31, 2022, which are the sum of the reported amounts for the Predecessor (SLH) period from February 1, 2021 through June 11, 2021 and the Successor period from June 12, 2021 through January 31, 2022. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results, per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent the business combination and may not be indicative of future results.

		Predecessor	Non-GAAP
	Successor	(SLH)	Combined
		From
	From June	February 1,	Fiscal Year
	12, 2021 to	2021 to June	Ended January
(In thousands)	January 31, 2022	11, 2021	31, 2022
Revenues:
Total revenues	$427,754	$139,636	$567,390
Operating expenses:
Costs of revenues	126,414	35,881	162,295
Content and software development	46,682	24,084	70,766
Selling and marketing	106,110	41,940	148,050
General and administrative	72,004	17,217	89,221
Amortization of goodwill and intangible assets	95,922	50,902	146,824
Recapitalization and acquisition-related costs	20,194	6,938	27,132
Restructuring	3,696	(703)	2,993
Total operating expenses	471,022	176,259	647,281
Operating loss	(43,268)	(36,623)	(79,891)
Interest and other expense, net	(26,122)	(17,249)	(43,371)
Fair value adjustment to warrants	17,441	900	18,341
Loss before benefit from income taxes	(51,949)	(52,972)	(104,921)
Benefit from income taxes	(5,143)	(3,708)	(8,851)
Net loss	$(46,806)	$(49,264)	$(96,070)

The table below presents the results for the fiscal year ended January 31, 2021, which are the sum of the reported amounts for the Predecessor (SLH) period from August 28, 2020 through January 31, 2021 and the Predecessor (PL) period from February 1, 2020 through August 27, 2020. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations.

			Non-GAAP
	Predecessor (SLH)	Predecessor (PL)	Combined
	From	From	Fiscal Year
	August 28, 2020	February 1, 2020	Ended January
(In thousands)	to January 31, 2021	to August 27, 2020	31, 2021
Revenues:
Total revenues	$108,768	$273,851	$382,619
Operating expenses:
Costs of revenues	40,898	52,160	93,058
Content and software development	30,028	38,986	69,014
Selling and marketing	55,285	75,028	130,313
General and administrative	21,636	37,455	59,091
Amortization of intangible assets	39,824	34,378	74,202
Impairment of intangible assets	—	332,376	332,376
Recapitalization and acquisition-related costs	15,928	32,099	48,027
Restructuring	4,341	1,179	5,520
Total operating expenses	207,940	603,661	811,601
Operating (loss) income	(99,172)	(329,810)	(428,982)
Interest and other expense, net	(19,384)	(166,968)	(186,352)
Fair value adjustment to warrants	2,900	—	2,900
Reorganization items, net	—	3,329,245	3,329,245
Loss before provision (benefit) for income taxes	(115,656)	2,832,467	2,716,811
(Benefit from) provision for income taxes	(21,934)	68,455	46,521
Net (loss) income	$(93,722)	$2,764,012	$2,670,290

The table below presents the comparison of our historical results of operations for the periods presented:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year
	Ended January	Ended January
(In thousands)	31, 2022	31, 2021
Revenues:
Total revenues	$567,390	$382,619
Operating expenses:
Costs of revenues	162,295	93,058
Content and software development	70,766	69,014
Selling and marketing	148,050	130,313
General and administrative	89,221	59,091
Amortization of intangible assets	146,824	74,202
Impairment of goodwill and intangible assets	—	332,376
Recapitalization and acquisition-related costs	27,132	48,027
Restructuring	2,993	5,520
Total operating expenses	647,281	811,601
Operating loss	(79,891)	(428,982)
Interest and other expense, net	(43,371)	(186,352)
Fair value adjustment to warrants	18,341	2,900
Reorganization items, net	—	3,329,245
Loss before benefit from income taxes	(104,921)	2,716,811
(Benefit from) provision for income taxes	(8,851)	46,521
Net (loss) income	$(96,070)	$2,670,290

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year
	Ended January 31,	Ended January 31,
	2022	2021
Revenues:
Total revenues	100.0%	100.0%
Operating expenses:
Costs of revenues	28.6%	24.3%
Content and software development	12.5%	18.0%
Selling and marketing	26.1%	34.1%
General and administrative	15.7%	15.4%
Amortization of intangible assets	25.9%	19.4%
Impairment of goodwill and intangible assets	0.0%	86.9%
Recapitalization and acquisition-related costs	4.8%	12.6%
Restructuring	0.5%	1.4%
Total operating expenses	114.1%	212.1%
Operating loss	(14.1)%	(112.1)%
Interest and other expense, net	(7.6)%	(48.7)%
Fair value adjustment to warrants	3.2%	0.8%
Reorganization items, net	0.0%	870.1%
Loss before benefit from income taxes	(18.5)%	710.1%
(Benefit from) provision for income taxes	(1.6)%	12.2%
Net (loss) income	(16.9)%	697.9%

Revenues

We provide, through our Skillsoft, Global Knowledge, and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people.

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

The following table sets forth the percentage of our revenues attributable to geographic regions for the periods indicated:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year
	Ended January	Ended January
	31, 2022	31, 2021
Revenues:
United States	65.6%	78.9%
Other Americas	6.7%	3.6%
Europe, Middle East and Africa	23.2%	12.2%
Asia-Pacific	4.5%	5.3%
Total revenues	100.0%	100.0%

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

The following table sets forth (i) SaaS and subscription and (ii) non-subscription revenue for our business units for the periods indicated:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year
	Ended January	Ended January
(In thousands)	31, 2022	31, 2021
SaaS and subscription revenues:
Content	$300,680	$257,432
SumTotal	91,837	87,388
Total subscription revenues	392,517	344,820
Non-subscription revenues:
Content	16,228	11,231
Virtual, on-demand and classroom	132,586	—
SumTotal	26,059	26,568
Total non-subscription revenues	174,873	37,799
Total revenues	$567,390	$382,619

Revenue by Product and Service Type

The following is a summary of our revenues by product and service type for the fiscal years ended January 31, 2022 and 2021:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Revenues:
SaaS and subscription services	$374,665	$327,971	$46,694	14.2%
Software maintenance	17,852	16,849	1,003	6.0%
Professional services	39,797	34,045	5,752	16.9%
Software licenses and other	2,490	3,754	(1,264)	(33.7)%
Virtual, on-demand and classroom	132,586	—	132,586	100.0%
Total revenues	$567,390	$382,619	$184,771	48.3%

Revenues increased $184.8 million, or 48.3%, during fiscal 2022,  compared to fiscal 2021. The primary reason for the increase in GAAP revenue is due to the inclusion of Global Knowledge revenue for the period subsequent to its acquisition on June 11, 2021, which resulted in an increase of $132.6 million for fiscal 2022. Revenues in fiscal 2021 were also lower due to the application of fresh-start reporting in August 2020, which required deferred revenue as of August 28, 2020 to be reduced to its estimated fair value, which is derived from the estimated costs to fulfill contractual obligations at the time of a change in control rather than the value of contractual billings to customers. The application of fresh-start reporting resulted in a decrease in GAAP revenue of approximately $89.0 million in fiscal 2021. We adopted ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective at the beginning of the Successor period on June 11, 2021. ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Topic 606, rather than the prior requirement to record deferred revenue at a lower fair value. As a result of the adoption of ASU 2021-08, we did not experience a decline in revenue subsequent to June 11, 2021 attributable to a fair value adjustment as we did with the application of fresh-start reporting in the prior year. After normalizing for the impact of the acquisition of Global Knowledge and fresh-start reporting, revenues for the Content and SumTotal business units were down slightly due to lower bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking.

Operating expenses

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Cost of revenues	$162,295	$93,058	$69,237	74.4%
Content and software development	70,766	69,014	1,752	2.5%
Selling and marketing	148,050	130,313	17,737	13.6%
General and administrative	89,221	59,091	30,130	51.0%
Amortization of intangible assets	146,824	74,202	72,622	97.9%
Impairment of goodwill and intangible assets	—	332,376	(332,376)	(100.0)%
Recapitalization and acquisition-related costs	27,132	48,027	(20,895)	(43.5)%
Restructuring	2,993	5,520	(2,527)	(45.8)%
Total operating expenses	$647,281	$811,601	$(164,320)	(20.2)%

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

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Compensation and benefits	$69,987	$53,178	$16,809	31.6%
Royalties	32,920	16,902	16,018	94.8%
Consulting and outside services	33,077	3,356	29,721	885.6%
Hosting and software maintenance	12,531	12,274	257	2.1%
Facilities and utilities	7,552	2,170	5,382	248.0%
Depreciation	5,615	5,050	565	11.2%
Other	613	128	485	378.9%
Total cost of revenues	$162,295	$93,058	$69,237	74.4%

The increases in compensation and benefits, royalties, consulting and outside services, facilities and utilities, and depreciation expenses in fiscal 2022, compared to fiscal 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The increase in hosting and software maintenance expenses was offset by the decrease in server licensing costs, which was the result of the migration of Percipio from our servers to cloud storage.

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

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Compensation and benefits	$45,576	$43,311	$2,265	5.2%
Consulting and outside services	16,886	17,222	(336)	(2.0)%
Facilities and utilities	4,057	4,851	(794)	(16.4)%
Software Maintenance	3,889	3,462	427	12.3%
Other	358	168	190	113.1%
Total content and software development expenses	$70,766	$69,014	$1,752	2.5%

The increase in compensation and benefits in fiscal 2022, compared to fiscal 2021, was primarily due to the increase in incentive-based compensation accruals and the inclusion of Global Knowledge’s compensation and benefits expenses incurred subsequent to its acquisition on June 11, 2021. The decrease in consulting and outside services expenses in fiscal 2022, compared to fiscal 2021, was primarily due to decreased third party software development costs as we shifted more software development to our offshore resources. The decrease in facilities and utilities expenses was primarily due to the cost savings from the Company’s mobile phone plan change and lower rent and utilities expenses attributable to content and software development in fiscal 2022, compared to fiscal 2021.

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

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Compensation and benefits	$112,667	$96,384	$16,283	16.9%
Advertising and promotions	18,861	14,985	3,876	25.9%
Facilities and utilities	5,222	7,319	(2,097)	(28.7)%
Consulting and outside services	5,774	6,128	(354)	(5.8)%
Software Maintenance	5,365	5,314	51	1.0%
Other	161	183	(22)	(12.0)%
Total S&M expenses	$148,050	$130,313	$17,737	13.6%

The increases in compensation and benefits expenses and advertising and promotions expenses in fiscal 2022, compared to fiscal 2021, were primarily the result of the inclusion of Global Knowledge’s S&M expenses incurred subsequent to its acquisition on June 11, 2021. The increase in compensation and benefits was partially offset by the decreases in commission expenses as a result of the application of fresh-start reporting in August 2020 and Topic 805 business combination guidance in June 2021, which required us to eliminate the balance of deferred commissions which otherwise would have been recognized as commission expense in the Successor period. The decrease in facilities and utilities expenses was primarily due to the cost savings from the Company’s mobile phone plan change and less rent and utilities expenses attributable to S&M in fiscal 2022, compared to fiscal 2021.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The table below provides details regarding the changes in components of G&A expenses.

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Compensation and benefits	$58,137	$38,626	$19,511	50.5%
Consulting and outside services	16,283	13,054	3,229	24.7%
Facilities and utilities	3,994	2,248	1,746	77.7%
Franchise, sales, and property tax	1,579	2,248	(669)	(29.8)%
Insurance	5,792	1,324	4,468	337.5%
Software Maintenance	2,712	1,365	1,347	98.7%
Other	724	226	498	220.4%
Total G&A expenses	$89,221	$59,091	$30,130	51.0%

The increases in compensation and benefits, facilities and utilities, and software maintenance expenses in fiscal 2022, compared to fiscal 2021, were primarily the result of the inclusion of Global Knowledge’s G&A expenses incurred subsequent to its acquisition on June 11, 2021. Also contributing to the increase in compensation and benefits expenses was the stock-based compensation related to the stock options and restricted stock units granted to key employees. The increase was partially offset by one-time retention bonuses paid to key employees in connection with Skillsoft’s Chapter 11 filing and recapitalization efforts during fiscal 2021. The increase in consulting and outside services expenses in fiscal 2022, compared to fiscal 2021, was primarily due to increased legal, audit and tax services attributable to the merger and public-company readiness as well as and business process improvement projects related consulting services. The increase in insurance expenses in fiscal 2022, compared to fiscal 2021, was due to the higher directors and officers insurance policies attributable to the Company now being publicly listed.

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

The increase in amortization of intangible assets in fiscal 2022, compared to fiscal 2021, was primarily due to the intangible assets that arose from the business combinations completed in June 2021.

Impairment of goodwill and intangible assets

During the Predecessor (PL) period for the three months ended April 30, 2020, the emergence of COVID-19 as a global pandemic had an adverse impact on our business. While the online learnings tools we offer have many advantages over traditional in person learning in the current environment, some of our customers have sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts have come up for renewal. In addition, identifying and pursing opportunities for new customers became much more challenging in this environment. As a result of the expected impact of the COVID-19 pandemic, management decreased its estimates of future cash flows. In addition to the uncertainty introduced by the COVID-19 pandemic, our over-leveraged capital structure continued to create headwinds. In April 2020, we received temporary forbearance from our lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around our capital structure and future ownership continued to hurt our business, as new and existing customers displayed apprehension about the ultimate resolution of our capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding our capital structure combined with the potential impact that the COVID-19 pandemic would have on our company and the global economy, resulted in a significant decline in the fair value of our reporting units during the predecessor period ended August 27, 2020.

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

In total, as described in detail above, we recorded $332.4 million of impairment charges for the fiscal year ended January 31, 2021, consisting of (i) $62.3 million of impairments of SumTotal definite-lived intangible assets, (ii) a $92.2 million impairment of the Skillsoft trade name, (iii) a $107.9 million goodwill impairment for the Skillsoft reporting unit and (iv) a $70.0 million goodwill impairment for the SumTotal reporting unit.

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

Restructuring

In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions mainly within our SumTotal business, and consolidation of facilities as we are adopting new work arrangements for certain locations. During the fiscal year ended January 31, 2022, we recorded restructuring charges of $3.0 million for employee severance cost adjustments.

In connection with our strategic initiatives implemented during 2020, we approved and initiated plans to reduce our cost structure and better align operating expenses with existing economic conditions and our operating model. During the fiscal year ended January 31, 2021, we recorded restructuring charges of $5.5 million for employee severance cost adjustments and lease termination related fees.

Interest and other expense

Interest and other expense, net, consists of gain and loss on derivative instruments, interest income, interest expense, and other expense and income.

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
Other (expense) income, net	$(2,343)	$1,820	$(4,163)	(228.7)%
Interest income	158	129	29	22.5%
Interest expense, net	(41,186)	(188,301)	(147,115)	78.1%
Interest and other expense, net	$(43,371)	$(186,352)	$(142,981)	76.7%

The net other (expense) income was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities) recognized during the fiscal year ended January 31, 2022 and 2021, which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. The decrease in interest expense for the fiscal year ended January 31, 2022, compared to the fiscal year ended January 31, 2021, was the result of (i) our reorganization through voluntarily filed “pre-packaged” Chapter 11 cases completed in August 2020, which resulted in substantially less outstanding debt, and (ii) our refinancing completed in July 2021, which resulted in a lower interest rate.

Fair value adjustments to warrants

The gains attributable to warrants for the fiscal year ended January 31, 2022 are due to depreciation of our common stock during the period, which decreased the fair value of our liability classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Reorganization items, net

During the fiscal year ended January 31, 2021, we recognized Reorganization items, net of $3.3 billion related to our emergence from the Chapter 11, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related extinguishment of certain debt obligations. In addition, Reorganization items, net included professional fees recognized between the June 14, 2020 Petition Date and the August 27, 2020 Effective Date in connection with our emergence from Chapter 11.

(Benefit from) provision for income taxes

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	January 31, 2022	January 31, 2021	(Decrease)	Change
(Benefit from) provision for income taxes	$(8,851)	$46,521	$55,372	119.0%
Effective income tax rate	8.4%	1.7%

The increase in benefit from income taxes in fiscal 2022, as compared to provision for income taxes in fiscal 2021, was primarily due to the impact of rate differential and nontaxable income in fiscal 2021 and the cancellation of indebtedness income (“CODI”) and changes to the tax basis in certain assets recognized upon the Company’s emergence from bankruptcy in the fiscal year ended January 31, 2022.

The effective income tax rate for fiscal 2022, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, changes to unrecognized tax positions, foreign rate differential, and changes in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for fiscal 2021, differed from the Ireland statutory rate of 12.5% due primarily to the impact of cancellation of indebtedness income (“CODI”) and changes to the tax basis in certain assets recognized upon the Company’s emergence from bankruptcy, as well as changes to valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of January 31, 2022, we had $154.7 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented from time to time with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented from borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

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

In connection with the closing of the Codecademy Merger, the Skillsoft Finance II entered into an Amendment to its Credit Agreement. See Note 25. Subsequent Events to the Company’s Consolidated Financial Statements for more detail.

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

Cash Flows

The following table summarizes our cash flows for the period presented:

	Non-GAAP	Non-GAAP
	Combined	Combined
	Fiscal Year	Fiscal Year
	Ended	Ended
(In thousands)	January 31, 2022	January 31, 2021
Net cash provided by operating activities	$62,035	$12,097
Net cash used in investing activities	(574,596)	(11,376)
Net cash provided by financing activities	440,347	41,194
Effect of foreign currency exchange rates on cash and cash equivalents	(1,416)	(1,276)
Net (decrease) increase in cash and cash equivalents	$(73,630)	$40,639

Cash Flows from Operating Activities

The improvement in cash provided by operating activities in fiscal 2022, compared to fiscal 2021, was the result of lower recapitalization and transaction related costs. The significantly higher costs in the prior year were attributable to our preparation for a voluntary prepackaged Chapter 11 filing.

Cash Flows from Investing Activities

Cash flows from investing activities include cash paid of $386.0 million related to the acquisition of Skillsoft, $156.9 million related to the acquisition of Global Knowledge, and $18.6 million related to the acquisition of Pluma. See Note 3 “Business Combinations” of the Notes to Consolidated Financial Statements for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. We received $530 million of proceeds from PIPE equity investment and used most of the proceeds for the acquisition of Skillsoft on June 11, 2021.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of January 31, 2022 were as set forth in the table below.

	Payments due by Fiscal Year
(In thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Term Loan Facility	$478,800	$4,800	$9,600	$9,600	$454,800
Operating leases	23,667	7,941	8,066	2,671	4,989
Total	$502,467	$12,741	$17,666	$12,271	$459,789

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see “Litigation” set forth under Note 14 – “Leases, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10 K

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, stock-based compensation, accounting for warrants, income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations could be impacted.

We believe the following critical accounting estimates most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Fresh-Start Accounting

In connection with our emergence from the chapter 11 proceedings and in accordance with Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC 852”), we qualified for and adopted freshstart accounting as of August 28, 2020 as (i) the holders of existing voting shares of Pointwell Limited (“Predecessor (PL)”) received less than 50% of the voting shares of Software Luxembourg Holding S.A. (“Predecessor (SLH)”) and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.

In accordance with ASC 852, with the application of fresh-start accounting, we allocated our reorganization value to our individual assets based on our estimated fair values in conformity with ASC 805, Business Combinations. The reorganization value represents the fair value of the Successor’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

For information regarding fresh-start accounting, refer to Note 4, Fresh-Start Reporting to our consolidated financial statements included elsewhere in this Annual Report.

Reorganization Value

As set forth in the Plan of Reorganization and the Disclosure Statement, the enterprise value of the Successor was estimated to be between $1.050 billion and $1.250 billion. Based on the estimates and assumptions discussed below, we estimated the enterprise value to be $1.150 billion, which was the midpoint of the range of enterprise values as of the effective date of our emergence from Chapter 11 on August 27, 2020.

Management and its valuation advisors estimated the enterprise value of the Successor, which was approved by the Bankruptcy Court. The selected publicly traded companies analysis approach, the DCF analysis approach and the selected transactions analysis approach were all utilized in estimating enterprise value. The use of each approach provides corroboration for the other approaches.

To estimate enterprise value utilizing the selected publicly traded companies analysis method, valuation multiples derived from the operating data of publicly-traded benchmark companies to the same operating data of the Company were applied. The selected publicly traded companies analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography.

The valuation multiples were derived based on historical and projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of the Company.

To estimate enterprise value utilizing the discounted cash flow method, an estimate of future cash flows for the period 2021 to 2023 with a terminal value was determined and discounted to present value. The expected cash flows for the period 2021 to 2023 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2021 to 2023 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the terminal multiple method, which estimates a range of values at which the Successor will be valued at the end of the Projection Period based on applying a terminal multiple to final year Adjusted EBITDA, which is defined as consolidated operating income adjusted to exclude non-cash compensation expenses included within corporate expenses, as well as Depreciation and amortization, Impairment charges and Other operating income (expense), net. To estimate enterprise value utilizing the selected transactions analysis, valuation multiples were derived from an analysis of consideration paid and net debt assumed from publicly disclosed merger or acquisition transactions, and such multiples were applied to the cash flows of the Successor. The selected transactions analysis identified companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to the Successor.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the periods from June 12, 2021 through January 31, 2022 (Successor), February 1, 2021 through June 11, 2021 (Predecessor SLH),  August 28, 2020 through January 31, 2021 (Predecessor SLH), the period from February 1,2020 through August 27, 2020 (Predecessor (PL)) and for the fiscal year ended January 31, 2020 (Predecessor (PL)), no customer individually comprised greater than 10% of revenue or accounts receivable. We perform continuing credit evaluations of its customers’ financial condition and generally does not require collateral. We maintain a reserve for doubtful accounts and sales credits that is our best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made. We have no significant off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Capitalized Software Development Costs

We capitalize certain internal-use software development costs related to our SaaS platform incurred during the application development stage. Costs related to preliminary project activities and to postimplementation activities are expensed as incurred. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets in the accompanying balance sheets.

Income Taxes

We provide for deferred income taxes resulting from temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions is included in the provision for income taxes in the consolidated statement of operations.

Intangible Assets and Goodwill

Intangible assets arising from fresh-start accounting and business combinations are generally recorded based upon estimates of the future performance and cash flows from the acquired business. We use an income approach to determine the estimated fair value of certain identifiable intangible assets including customer relationships and trade names and use a cost approach for other identifiable intangible assets, including developed software/courseware. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represents established relationships with customers, which provide a ready channel for the sale of additional content and services. Trademarks and tradenames represent acquired product names and marks that we intend to continue to utilize.

We review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

We review indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill in fresh-start accounting results when the reorganization value of the emerging entity exceeds what can be attributed to specific tangible or identified intangible assets. We test goodwill for impairment during the fourth quarter every year in accordance with ASC 350, Intangibles — Goodwill (“ASC 350”). In connection with the impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Performing a quantitative goodwill impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company fails or elects to bypass the qualitative assessment, the goodwill impairment test must be performed. This test requires a comparison of the carrying value of the reporting unit to its estimated fair value. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit. In determining reporting units, the

Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.

Goodwill Impairment for the year ended January 31, 2020

During the year ended January 31, 2020, we faced significant market competition. In addition, while we continued to make significant investments in contemporary products such as Percipio, attrition rates on legacy products like Skillport remained high. On top of market and competitive dynamics, our over leveraged capital structure also created additional headwinds. With significant debt maturities in 2021 and 2022, and related downgrades from rating agencies, concerns over the capital structure began to hurt our business, as new and existing customers displayed apprehension about the ultimate resolution of our capital structure and its impact on operations, causing delays and sometimes losses in business. The capital structure and heavy debt service also constrained investments in areas such as marketing, where spending was considerably lower than our competitors, resulting in additional pressure on retaining and attracting customers. The combination of these factors, which were particularly evident in the fourth quarter of fiscal year 2020 due to normal seasonality and closer proximity to the debt maturities described above, resulted in lower bookings, revenue, profitability and free cash flow generation during year ended January 31, 2020. The lower customer base at the end of fiscal year 2020, combined with larger expenditures that will be necessary in marketing activities going forward, resulted in lower expected future cash flows and growth rates going forward.

In accordance with ASC 350, we performed an impairment test in the year ended January 31, 2020 that compared the estimated fair value of each reporting unit to their respective carrying values. We considered the results of both a DCF analysis and an EBITDA multiple approach, similar to prior periods. We also considered observable debt trading prices for the debt jointly borrowed by our parent entity and our subsidiary, Skillsoft Corporation, after adjusting for a control premium. The results of the impairment tests performed indicated that the carrying value of the Skillsoft and SumTotal reporting units exceeded their estimated fair values determined by the Company. Based on the results of our impairment testing, the Company recorded $440.6 million of goodwill impairment charges in the year ended January 31, 2020, including $321.3 million for the Skillsoft reporting unit and $119.3 million for the SumTotal reporting unit.

The determination of fair value that is used as a basis for calculating the amount of goodwill impairment of each reporting unit is a significant estimate. A 10% change in our estimate of fair value of reporting units, which could occur due to different judgments around (i) estimates of future cash flows, (ii) discount rates, (iii) estimated control premiums, (iv) use of different EBITDA multiples, (v) the weighting of valuation approaches or (vi) other assumptions, or a combination of these judgments, would result in an increase or decrease in our goodwill impairment by approximately $150 million.

Goodwill and Indefinite-Lived Asset Impairment for the Predecessor Period ended August 27, 2020

During the Predecessor period ending August 27, 2020, the emergence of COVID-19 as a global pandemic had an adverse impact on our business. While the online learnings tools we offer have many advantages over traditional in person learning in the current environment, some of our customers in heavily impacted industries have sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts have come up for renewal. In addition, identifying and pursing opportunities for new customers became much more challenging in this environment. As a result of the expected impact of the COVID-19 pandemic, management decreased its estimates of future cash flows. In addition to the uncertainty introduced by the COVID-19 pandemic, our over leveraged capital structure continued to create headwinds. In April 2020, we received temporary forbearance from our lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around our capital structure and future ownership continued to hurt our business, as new and existing customers displayed apprehension about the ultimate resolution of our capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding our capital structure combined with the potential impact that the COVID-19 pandemic would have on our company and the global economy, resulted in a significant decline in the fair value of our reporting units during the predecessor period ended August 27, 2020.

As part of our evaluation of impairment indicators based on the circumstances described above as of April 30, 2020, we determined our SumTotal long-lived asset group failed the undiscounted cash flow recoverability test. Accordingly, we estimated the fair value of our individual long-lived assets to determine if any impairment charges were present. Our estimation of the fair value of definite lived intangible assets included the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Based on these analyses, we concluded the fair values of certain SumTotal intangible assets where lower their current carrying values and, accordingly, impairment charges of $62.3 million were recognized for the Predecessor period from February 1, 2020 to August 27, 2020.

In light of the circumstances above, we also concluded that a triggering event had occurred with respect to the Company’s indefinite-lived Skillsoft trade name as of April 30, 2020. Accordingly, we estimated the fair value of the Skillsoft trade name using a DCF analysis which reflected estimates of future revenue, royalty rates, cash flows, and discount rates. Based on this analysis, we concluded the carrying value of the Skillsoft trade name exceeded its fair value, resulting in an impairment charge of $107.9 million for the Predecessor period from February 1, 2020 to August 27, 2020.

In accordance with ASC 350, we determined triggering events had occurred and performed a goodwill impairment test as of April 30, 2020 that compared the estimated fair value of each reporting unit to their respective carrying values. We considered the results of a DCF analysis which were materially consistent with an EBITDA multiple approach. The results of the impairment tests performed indicated that the carrying values of the Skillsoft and SumTotal reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recorded a $107.9 million goodwill impairment for the Skillsoft reporting unit and a $70.0 million goodwill impairment for the SumTotal reporting unit.

In total, as described in detail above, we recorded $332.4 million of impairment charges for the Predecessor period from February 1, 2020 to August 27, 2020, consisting of (i) $62.3 million of impairments of SumTotal definite-lived intangible assets, (ii) an $92.2 million impairment of the Skillsoft trade name, (iii) a $107.9 million goodwill impairment for the Skillsoft reporting unit and (iv) a $70.0 million goodwill impairment for the SumTotal reporting unit.

The determination of fair value that is used as a basis for calculating the amount of impairment of each reporting unit is a significant estimate. A 10% change in our estimate of fair value of reporting units, which could occur due to different judgments around (i) estimates of future cash flows, (ii) discount rates, (iii) estimated control premiums, (iv) use of different EBITDA multiples (v) the weighting of valuation approaches or (vi) other assumptions, or a combination of these judgments, would result in an increase or decrease in our goodwill impairment by approximately $115 million. Because goodwill impairment is measured after reducing the carrying value of reporting units for impairment of definite-lived and indefinite-lived assets, any increase or decrease in the estimate of fair value used to calculated impairments of definite-lived and indefinite-lived assets would result in an offsetting adjustment to the goodwill impairment by a similar amount.

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

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of the Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Skillsoft Corp.

Index to Financial Statements

PAGE NO.

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)	59
Consolidated Balance Sheets as of January 31, 2022 (Successor) and January 31, 2021 (Predecessor (SLH))	61
Consolidated Statements of Operations for the Period from June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), Period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the year ended January 31, 2020 (Predecessor (PL))	62
Consolidated Statements of Comprehensive (Loss) Income for the Period from June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), Period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the year ended January 31, 2020 (Predecessor (PL))	63
Consolidated Statements of Stockholders’ (Deficit) Equity for the Period from June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), Period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the year ended January 31, 2020 (Predecessor (PL))	64
Consolidated Statements of Cash Flows for the Period from June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), Period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the year ended January 31, 2020 (Predecessor (PL))	66
Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skillsoft Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skillsoft Corp. (Successor) as of January 31, 2022 and Software Luxembourg Holding S.A. (Predecessor (SLH)) as of January 31, 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)). the period from February 1, 2020 through August 27, 2020 of Pointwell Limited (Predecessor (PL)), and the year ended January 31, 2020 (Predecessor (PL)), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Successor at January 31, 2022 and the results of its operations and cash flows for the period from June 12, 2021 through January 31, 2022 (Successor), and the financial position of Predecessor (SLH) at January 31, 2021 and the results of its operations and cash flows for the period from February 1, 2021 through June 11, 2021 and the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)) and the results of Predecessor (PL)’s operations and cash flows for the period from February 1, 2020 through August 27, 2020 and the year ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, Predecessor (PL) changed its method for accounting for leases in the period from February 1, 2020 through August 27, 2020 and Successor changed its method for accounting for contract liabilities acquired in a business combination for the period from June 12, 2021 through January 31, 2022.

Company Reorganization

As discussed in Notes 3 and 4 to the consolidated financial statements, on August 6, 2020, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on August 27, 2020. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for Predecessor (SLH) as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Notes 3 and 4.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

April 15, 2022

SKILLSOFT CORP.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154,672	$71,479
Restricted cash	14,251	2,964
Accounts receivable, less reserves of approximately $600 and $294 as of January 31, 2022 and January 31, 2021 respectively	212,463	179,784
Prepaid expenses and other current assets	45,837	30,326
Total current assets	427,223	284,553
Property and equipment, net	18,084	13,780
Goodwill	871,504	495,004
Intangible assets, net	869,487	728,633
Right of use assets	19,925	15,131
Other assets	15,725	8,636
Total assets	$2,221,948	$1,545,737
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$4,800	$5,200
Borrowings under accounts receivable facility	74,629	17,022
Accounts payable	25,661	7,425
Accrued compensation	51,115	36,375
Accrued expenses and other current liabilities	51,017	23,125
Lease liabilities	6,895	4,740
Deferred revenue	331,605	257,549
Total current liabilities	545,722	351,436

Long-term debt	462,185	510,236
Warrant liabilities	28,199	900
Deferred tax liabilities	99,911	81,008
Long term lease liabilities	13,355	13,155
Deferred revenue - non-current	1,248	3,035
Other long-term liabilities	11,430	5,998
Total long-term liabilities	616,328	614,332
Commitments and contingencies	—	—
Shareholders’ equity:
(Predecessor SLH) Shareholders’ common stock- Class A and Class B common shares, $0.01 par value: 1,000,000,000 shares authorized (800,000,000 Class A, 200,000,000 Class B) at January 31, 2021; 4,000,000 shares issued and outstanding (3,840,000 Class A, 160,000 Class B) at January 31, 2021	 —	40
(Successor) Shareholders’ common stock- Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 133,258,027 shares issued and outstanding at January 31, 2022	11	 —
Additional paid-in capital	1,306,146	674,333
Accumulated deficit	(247,229)	(93,722)
Accumulated other comprehensive income (loss)	970	(682)
Total shareholders’ equity	1,059,898	579,969
Total liabilities and shareholders’ equity	$2,221,948	$1,545,737

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020	January 31, 2020
Revenues:
Total revenues	$427,754	$139,636	$108,768	$273,851	$514,021
Operating expenses:
Costs of revenues	126,414	35,881	40,898	52,160	96,044
Content and software development	46,682	24,084	30,028	38,986	67,951
Selling and marketing	106,110	41,940	55,285	75,028	140,785
General and administrative	72,004	17,217	21,636	37,455	57,356
Amortization of intangible assets	95,922	50,902	39,824	34,378	96,359
Impairment of intangible assets	 —	 —	 —	332,376	440,598
Recapitalization and acquisition-related costs	 20,194	 6,938	 15,928	32,099	16,244
Restructuring	3,696	(703)	4,341	1,179	1,900
Total operating expenses	471,022	176,259	207,940	603,661	917,237
Operating loss	(43,268)	(36,623)	(99,172)	(329,810)	(403,216)
Other (expense) income, net	(1,850)	(493)	552	1,268	(5,120)
Fair value adjustment of warrants	17,441	900	2,900	—	 —
Interest income	94	64	24	105	306
Interest expense	(24,366)	(16,820)	(19,960)	(168,341)	(429,963)
Reorganization items, net	 —	 —	 —	3,329,245	—
(Loss) income before (benefit from) provision for income taxes	(51,949)	(52,972)	(115,656)	2,832,467	(837,993)
(Benefit from) provision for income taxes	(5,143)	(3,708)	(21,934)	68,455	11,212
Net (loss) income	$(46,806)	$(49,264)	$(93,722)	$2,764,012	$(849,205)

Net loss per share class (Predecessor (SLH) only)
Net loss for Class A		$(47,293)	$(89,973)
Loss on modifications of terms of participation rights held by Class B shareholders and warrants		—	(5,900)
Net loss attributable to Class A		$(47,293)	$(95,873)

Net loss for Class B		$(1,971)	$(3,749)
Gain on modifications of terms of participation rights held by Class B shareholders and warrants		—	5,900
Net income attributable to Class B		$(1,971)	$2,151

(Loss) income per share:
Ordinary – Basic and Diluted (PL)	*	*	*	$27,612.51	$(8,483.57)
Class A – Basic and Diluted (SLH)	*	$(12.32)	$(24.97)	*	*
Class B – Basic and Diluted (SLH)	*	$(12.32)	$13.44	*	*
Ordinary – Basic and Diluted (Successor)	$(0.35)	*	*	*	*
Weighted average common share outstanding:
Ordinary – Basic and Diluted (PL)	*	*	*	100.1	100.1
Class A – Basic and Diluted (SLH)	*	3,840	3,840	*	*
Class B– Basic and Diluted (SLH)	*	160	160	*	*
Ordinary – Basic and Diluted (Successor)	133,143	*	*	*	*
*	Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
Comprehensive (loss) income:
Net (loss) income	$(46,806)	$(49,264)	$(93,722)	$2,764,012	$(849,205)
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	970	(430)	(682)	(2,268)	784
Comprehensive (loss) income	$(45,836)	$(49,694)	$(94,404)	$2,761,744	$(848,421)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
						Accumulated Other
	Number of		Additional Paid-	Loans made to	Accumulated	Comprehensive	Total Shareholder's
	Shares	Par Value	In Capital	Related parties	(Deficit) Equity	(Loss) Income	(Deficit) Equity
Balance January 31, 2019 (Predecessor (PL))	100,100	$138	$—	$(5,367)	$(1,910,846)	$(1,250)	$(1,917,325)
Reserve made on loans to related parties	—	—	—	5,367	—	—	5,367
Share-based compensation	—	—	83	—	—	—	83
Cumulative effect of accounting changes	—	—	—	—	(1,448)	—	(1,448)
Translation adjustment	—	—	—	—	—	784	784
Net loss	—	—	—	—	(849,205)	—	(849,205)
Balance January 31, 2020 (Predecessor (PL))	100,100	$138	$83	$—	$(2,761,499)	$(466)	$(2,761,744)
Translation adjustment	—	—	—	—	—	(2,268)	(2,268)
Net income	—	—	—	—	2,764,012	—	2,764,012
Cancellation of Predecessor equity	(100,100)	(138)	(83)	—	221	—	—
Elimination of predecessor accumulated Other Comprehensive Loss	—	—	—	—	(2,734)	2,734	—
Issuance of Successor shares	4,000,000	40	666,933	—	—	—	666,973
Balance August 27, 2020 (Predecessor (PL))	4,000,000	$40	$666,933	$—	$—	$—	$666,973
Balance August 28, 2020 (Predecessor (SLH))	4,000,000	40	666,933	—	—	—	666,973
Impact of Warrant modification	—	—	7,400	—	—	—	7,400
Translation adjustment	—	—	—	—	—	(682)	(682)
Net loss	—	—	—	—	(93,722)	—	(93,722)
Balance January 31, 2021	4,000,000	$40	$674,333	$—	$(93,722)	$(682)	$579,969

(Predecessor (SLH))
Translation adjustment	—	—	—	—	—	(430)	(430)
Net loss	—	—	—	—	(49,264)	—	(49,264)
Balance June 11, 2021 (Predecessor (SLH))	4,000,000	$40	$674,333	$—	$(142,986)	$(1,112)	$530,275
Balance June 12, 2021 (Successor)	51,559,021	3	305,447	—	(200,423)	—	105,027
Issuance of shares, PIPE Investment	53,000,000	5	608,161	—	—	—	608,166
Issuance of shares, Skillsoft Merger consideration	28,500,000	3	306,372	—	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	14,000	—	—	—	14,000
Reclassify Public Warrants to equity	—	—	56,120	—	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	2,800	—	—	—	2,800
Cash payout for fractional shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	14,664	—	—	—	14,664
Common stock issued	333,334	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(134,328)	—	(1,417)	—	—	—	(1,417)
Translation adjustment	—	—	—	—	—	970	970
Net loss	—	—	—	—	(46,806)	—	(46,806)
Balance January 31, 2022 (Successor)	133,258,027	$11	$1,306,146	$—	$(247,229)	$970	$1,059,898

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Fiscal 2022				Fiscal 2021				Fiscal 2020
	Successor		Predecessor (SLH)		Predecessor (SLH)		Predecessor (PL)		Predecessor (PL)
	June 12, 2021		February 1, 2021		August 28, 2020		February 1, 2020
	through		through		through		through		Fiscal year ended
	January 31, 2022		June 11, 2021		January 31, 2021		August 27, 2020		January 31, 2020
Cash flows from operating activities:
Net (loss) income		$(46,806)		$(49,264)		$(93,722)		$2,764,012		$(849,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation		14,664		—		—		—		83
Depreciation and amortization		6,556		3,572		3,604		5,864		9,716
Amortization of intangible assets		95,922		50,902		39,824		34,378		96,359
Change in bad debt reserve		274		(174)		294		24		(42)
(Benefit from) provision for income taxes – non-cash		(12,782)		(5,886)		(23,140)		66,234		5,759
Non-cash interest expense		817		487		671		2,407		5,687
Impairment of intangible assets		—		—		—		332,376		440,598
Fair value adjustment to warrants		(17,441)		(900)		(2,900)		—		—
Right-of-use asset		3,807		748		2,690		1,594		—
Impairment of note receivable from related parties		—		—		—		—		5,367
Unrealized loss on derivative instrument		—		—		—		—		4,062
Non-cash reorganization items, net		—		—		—		(3,353,326)		—
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable		(86,583)		88,622		(103,385)		116,478		23,678
Prepaid expenses and other current assets		(19,732)		1,828		(6,394)		66		(2,547)
Accounts payable		1,983		(4,866)		(31)		(7,909)		(6,581)
Accrued expenses, including long-term		31,081		(18,592)		21,327		145,816		250,798
Lease liability		(5,023)		(1,301)		(3,272)		(2,332)		—
Deferred revenue		61,487		(31,365)		172,614		(101,765)		(21,145)
Net cash provided (used in) by operating activities		28,224		33,811		8,180		3,917		(37,413)
Cash flows from investing activities:
Purchase of property and equipment		(6,286)		(641)		(2,326)		(3,105)		(10,353)
Internally developed software - capitalized costs		(3,712)		(2,350)		(2,126)		(3,819)		(7,047)
Acquisition of Global Knowledge, net of cash received		(156,926)		—		—		—		—
Acquisition of Skillsoft, net of cash received		(386,035)		—		—		—		—
Acquisition of Pluma, net of cash received		(18,646)		—		—		—		—
Net cash used in investing activities		(571,605)		(2,991)		(4,452)		(6,924)		(17,400)
Cash flows from financing activities:
Borrowings under revolving line of credit, net of repayments				—		—		19,500		55,400
Borrowings under DIP Facility				—		—		60,000		—
Proceeds from Exit Facility borrowing				—		—		50,000		—
Debt issuance costs associated with DIP and Exit facilities				—		—		(19,524)		—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded		(1,417)		—		—		—		—
Proceeds from equity investment (PIPE)		530,000		—		—		—		—
Proceeds from issuance of term loans, net of fees		464,290		—		—		—		—
Principal payments on capital lease obligation		(994)		(370)		(414)		(532)		(756)
Proceeds from accounts receivable facility, net of borrowings		40,352		16,577		(32,049)		(35,787)		9,798
Principal payments on Term loans		(1,200)		—		—		—		—

Repayment of First and Second Out loans	(605,591)	(1,300)	—		—		(6,641)
Net cash provided by (used in) financing activities	425,440	14,907	(32,463)		73,657		57,801
Effect of exchange rate changes on cash and cash equivalents	(1,619)	203	863		(2,139)		348
Net (decrease) increase in cash, cash equivalents and restricted cash	(119,560)	45,930	(27,872)		68,511		3,336
Cash, cash equivalents and restricted cash, beginning of period	288,483	74,443	102,315		33,804		30,468
Cash, cash equivalents and restricted cash, end of period	$168,923	$120,373	$74,443		$102,315		$33,804
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$154,672	$117,299	$71,479		$92,009		$18,799
Restricted cash	14,251	3,074	2,964		10,306		15,005
Cash, cash equivalents and restricted cash, end of period	$168,923	$120,373	$74,443		$102,315		$33,804

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	June 12, 2021	February 1, 2021	August 28, 2020	February 1, 2020
	through	through	through	through	Fiscal year ended
	January 31, 2022	June 11, 2021	January 31, 2021	August 27, 2020	January 31, 2020
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$12,967	$16,439	$18,908	$—	$175,748
Cash paid for income taxes, net of refunds	$1,568	$1,161	$2,336	$913	$(2,069)
Unpaid capital expenditures	$153	$39	$166	$1,039	$170
Note issued to parent entity for paid in kind interest	$—	$—	$—	$160,000	$—
Lease liabilities arising from right-of-use assets and tenant improvements recognized upon adoption of new accounting standard	$—	$—	$—	$19,415	$—
Share issued in connection with business combinations	$306,375	$—	$—	$—	$—
PIPE subscription liability and warrants reclassified to equity	$134,286	$—	$—	$—	$—
Debt issued in connection with business combinations	$90,000	—	—	—	—
Modification of warrants and Class B common stock	$—	$—	$7,400	$—	$—
Warrants issued in connection with business combinations	$14,000	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the closing of the Skillsoft Merger, the Company consummated the PIPE investments and issued 53,000,000 shares of its Class A common stock and warrants to purchase 16,666,667 shares of its Class A common Stock for aggregate gross proceeds of $530 million. In connection with the consummation of these investments, the Company reclassified amounts recorded for stock subscriptions and warrants which previously had been accounted for as liabilities of $78.2 million as additional paid in capital.

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

Successor and Predecessor Periods

The Skillsoft Merger was considered a business combination under ASC 805, Business Combinations and will be accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer and Software Luxembourg Holding was determined to be the predecessor for financial reporting purposes. References to “Successor” or “Successor Company” relate to the consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor (SLH) and Global Knowledge were completed. References to “Predecessor (SLH)” relate to the consolidated financial position and results of operations of Software Luxembourg Holding between August 28, 2020 and June 11, 2021 (its last date of operations prior to the merger). Operating results for the acquired business on June 11, 2021 were credited to the Predecessor (SLH) in the accompanying consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021 are recorded in the Successor period of the consolidated statement of cash flows. References to “Predecessor (PL)”, the predecessor of Predecessor (SLH), relate to the consolidated financial position and results of operations of Pointwell prior to August 28, 2020.

In the accompanying footnotes references to “the Company” relate to Successor, Predecessor (SLH) and Predecessor (PL) for the same periods.

Description of Business

The Company provides, through its Skillsoft, Global Knowledge (“GK”), and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, featuring one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered through Percipio, the Company’s award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2022 is the fiscal year ended January 31, 2022).

Basis of Financial Statement Preparation

The accompanying consolidated financial statements include the accounts of Skillsoft (Successor), Software Luxembourg (Predecessor (SLH)) and Pointwell (Predecessor (PL)) and their wholly owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with the instructions for Form 10-K and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

(2) Summary of Significant Accounting Policies

Revenue Recognition

The Company enters into contracts with customers that provide cloud-based learning solutions and talent management solutions for customers worldwide. These solutions are typically sold on a subscription basis for a fixed term. The Company accounts for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance and (v) collectability of substantially all of the consideration to which the Company will be entitled in exchange for the transfer of goods or services is probable.

The Company’s Software as a Service (SaaS) subscription arrangements for learning and talent management solutions generally do not provide customers with the right to take possession of the software supporting the platform or, in the case of learning solutions, to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfill its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s arrangements are generally non-cancellable and non-refundable.

Revenue from Global Knowledge in person and virtual training services is recognized in the period in which the services are rendered. For fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period as a proportion of the total services to be provided (proportional performance method).

The Company also sells professional services related to its talent management solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. The Company also occasionally sells its talent management solutions by providing perpetual and term-based licenses for on-premise versions of the software. Such arrangements are treated as transfers of intellectual property and the amount of consideration attributable to the delivered licenses are recognized at the point of delivery and the remaining amounts allocated for post contract support are recognized over time.

While the majority of the Company’s revenue relates to SaaS subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enter into contractual arrangements that have multiple distinct performance obligations, one or more of  which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions, products, support and professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

The Company’s process for determining SSP for each performance obligation, where necessary, involves significant management judgment. In determining SSP, the Company maximizes observable inputs and considers a number of data points, including:

●	the pricing of standalone sales;
●	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;
●	contractually stated prices for deliverables that are intended to be sold on a standalone basis; and
●	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

Determining SSP for performance obligations which the Company rarely or never sell separately also requires significant judgment. In estimating the SSP, the Company considers the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.

The Company also sells its cloud-based learning solutions through resellers, where payments are typically based on the solutions sold through to end users. Reseller arrangements of this nature sometimes require the Company to estimate end user activity for a brief period of the contract term, however, amounts estimated and actual amounts subsequently billed have not been material to date.

The Company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company reduces transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which the Company estimates based on historical return experience and other relevant factors and records a corresponding refund liability as a component of accrued expenses and other current liabilities. Based on the nature of the Company’s business and product offerings, contingent revenue and other variable consideration are infrequent.

While not a common practice for us, in the event the Company grants the customer the option to acquire additional products or services in an arrangement, the Company considers if the option provides a material right to the customer that it would not receive without entering into the contract (e.g., an incremental discount compared to the range of discounts typically given for similar products or services). If a material right is deemed to exist, the Company accounts for the option as a distinct performance obligation and recognizes revenue when those future products or services are transferred or when the option expires.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to government authorities.

The Company applies the practical expedient for contracts with significant financing components that are under one year.

For each of the Predecessor periods, the Company applied the practical expedient allowing for recognizing expense as incurred sales commissions and other contract acquisition costs, where the amortization period would be one year or less.  The Company does not apply the practical expedient for the Successor period. For deferred contract costs with an expected amortization period of over one year, the Company recognizes such payments over (i) the expected customer relationship period in the case of new customers, which is typically 3 to 5 years for initial commissions, and (ii) the contractual term for existing customers for commissions paid on renewals.

As the Company’s contractual agreements predominately call for advanced billing, contract assets are rarely generated.

For transaction prices billed as of each balance sheet date which are allocated to remaining performance obligations, the Company applies practical expedients and does not disclose quantitative or qualitative information for remaining performance obligations (i) that have original expected durations of one year or less and (ii) where the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of its performance to date. All remaining performance obligations as of January 31, 2022 qualified for the practical expedient.

Deferred Revenue

The Company records as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are due for payment.

Deferred Contract Acquistion Costs

The Company defers sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided the Company expects to recover those costs. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit, which assumes a level of renewals and typically exceeds the original contract term, while commissions paid related to renewal contracts are amortized over the contractual term of the renewal. Amortization is recognized on a straight-line basis upon commencement of the transfer of control of the services, commensurate with the pattern of revenue recognition.

The period of benefit for commissions paid for the acquisition of initial subscription contracts is determined by taking into consideration the initial estimated customer life and the technological life of the Company’s platform and related significant features. The Company determines the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred contract acquisition costs is included within sales and marketing expense in the consolidated statements of operations. For each of the Predecessor periods, the Company applied the practical expedient allowing for recognizing expense as incurred sales commissions and other contract acquisition costs, where the amortization period would be one year or less.  The Company does not apply the practical expedient for the Successor period.

Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar (“USD”) and the functional currency of the Company’s subsidiaries in the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore, Hong Kong, Japan, Switzerland and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland is the USD. Assets and liabilities are translated to the USD from the local functional currency at current exchange rates, and income and expense items are translated to the USD using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in other income/(expenses) in the accompanying statements of operations. During the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the fiscal year ended January 31, 2020 (Predecessor (PL)), gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately ($2.4) million, ($0.2) million, $0.2 million, $1.1 million, and ($1.0) million, respectively.

Cash, Cash Equivalents and Restricted Stock

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2022 and January 31, 2021, the Company did not have any cash equivalents or available for sale investments.

At January 31, 2022 and January 31, 2021, the Company had approximately $154.7 million and $71.5 million of cash and cash equivlents, respective and $14.3 million and $3.0 million of restricted cash, respectively, primarily related to the accounts receivable facility. Under the terms of the accounts receivable facility, the Company has three accounts considered restricted, an interest reserve account, a foreign exchange reserve account and a concentration reserve account. The interest reserve account requires three months interest on the greater of the facility balance or facility balance floor (the facility balance floor was $10.0 million as of January 31, 2022). The foreign exchange reserve account requires the Company to restrict cash for an amount equivalent to the change in the translated value on our foreign receivables borrowed from the date the receivable was sold. The concentration account requires the Company to deposit receipts from the receivables sold until the Company submits a monthly reconciliation report. At that time, the funds may be returned if they are replaced with new receivables.

Recapitalization and Acquisition-related Costs

The Company expenses recapitalization and transactions costs as incurred, which primarily consist of professional services and advisory fees related to (i) debt refinancings, (ii) mergers and acquisitions, including the Churchill, Global Knowledge, Pluma and proposed Codecademy transactions, (iii) divestitures, and (iv) other transactions that were explored but not consummated.

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development, including, but not limited to, the uncertainty of economic, political and market conditions; data security and privacy risk; regulatory risks; management of growth; dependence on key individuals; management of international operations; intellectual property risks; competition from substitute products and services of larger companies; product development risk; ability to keep pace with technological developments; and customer adoption of new products.

The Company has been closely monitoring the COVID-19 pandemic and its impact on the business. The Company is operating normally with minimal disruptions to product and service offerings or content and software development. While the online learnings tools the Company offers have many advantages over traditional in person learning in the current environment, some of the Company’s customers in heavily impacted industries have sought to temporarily reduce spending, resulting in requests for reductions in contract size or requests for extended payment terms upon renewal. Furthermore, attendance at the Company’s in person trainings in the Successor period has been negatively impacted by the COVID-19 pandemic, with more live training events being accessed virtually.

Property and Equipment

The Company records property and equipment at cost. Depreciation and amortization is charged to operations based on the cost of property and equipment over their respective estimated useful lives on a straight-line basis using the half-year convention, as follows:

Description	Estimated Useful Lives
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 7 years or life of lease

Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals or betterments are capitalized. The Company evaluates the carrying amount of our property and equipment whenever changes in circumstances or events indicate that the value of such assets may not be recoverable. As of January 31, 2022, the Company believes the carrying amounts of its property and equipment are recoverable and no impairment exists.

Content and Software Development Expenses

Content and software development expenses consist primarily of personnel and contractor related expenditures to develop the Company’s content, platform and other product offerings.

For content related costs, the Company’s policy is to expense costs as incurred. The Company outsources certain aspects of content production to third parties who produce original content on behalf of Skillsoft. Third party costs incurred in these development efforts with external resources may include prepayments and are recognized as expense in proportion to the level of services completed.

Software development costs are expensed as incurred, except for costs attributable to upgrades and enhancements that qualify for capitalization. See policy “Capitalized Software Development Costs” for further discussion on this matter.

For the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020 (Predecessor (PL)) the Company incurred $16.1 million, $8.1 million, $11.5 million, $12.6 million, and $25.9 million, respectively of proprietary content development expenses.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally 5 years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets in the accompanying balance sheets. For the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020 (Predecessor (PL)) the Company capitalized $2.9 million, $1.7 million, $1.9 million $3.0 million and $4.8 million, respectively, and recgonized amortization of $0.2 million, $0.2 million, $0.1 million, $2.7 million and $3.9 million, respectively.

Content Partner Royalty Expenses

For the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020 (Predecessor (PL)) the Company recognized $26.6 million, $6.6 million, $7.1 million, $9.2 million, and $16.3 million, respectively of royalty expenses for third party content used or provisioned in the Company’s content library.

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt interest rate cap derivatives and warrants. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. See Note 19 for discussion related to the fair value of the Company’s borrowing agreements.

Deferred Financing Costs and Original Issuance Discounts

The Company amortizes deferred debt financing costs (including issuance costs and creditor fees) and original issuance discounts, both recorded as a reduction to the carrying amount of the related debt liability, as interest expense over the terms of the underlying obligations using the effective interest method.

Financial Instruments

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

The Company has elected to not designate their derivatives as hedging relationships. As such the changes in the fair value of the derivatives are recorded directly in statement of operations.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020 (Predecessor (PL)), no customer individually comprised greater than 10% of revenue. As of January 31, 2022 and 2021, no customer individually comprised more than 10% of accounts receivable.

The Company considers its customers’ financial condition and generally does not require collateral. The Company maintains a reserve for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

The Company has no significant off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Intangible Assets, Goodwill and Indefinite-Lived Intangible Impairment Assessments

The Company records intangible assets at cost and amortizes its finite-lived intangible assets, including customer contracts and internally developed software, over their estimated useful life. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

In addition, the Company reviews its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets. See Note 4 for a discussion of impairment charges recognized for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020.

Restructuring Charges

Liabilities related to an exit or disposal activity are recognized in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Costs include, but are not limited to, one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, which are recognized on the communication date and certain contract termination costs, including operating lease termination costs which are recognized on the termination date or cease-use date for ongoing lease payments.

In addition, the Company accounts for certain employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, based on its prior practices and policies for the calculation and payment of severance benefits. The Company recognizes employee-related restructuring charges when the likelihood of future payment is probable, and the amount of the severance benefits is reasonably estimable.

The Company recorded facility-related restructuring charges in accordance with ASC 420, before it adopted ASC Topic 842, Leases (“ASC 842”), on February 1, 2021. ASC 842 amended ASC 420 to exclude costs to terminate a contract that is a lease from the scope of ASC 420. The Company evaluates right-of-use (ROU) assets abandonment and impairment in accordance with ASC 360, Property, Plant, and Equipment and recognizes ROU assets abandonment related amortization and write-offs as restructuring charges in its statement of operations.

Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $9.4 million, $2.8 million, $3.7 million, $3.2 million, and $5.3 million for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the fiscal year ended January 31, 2020 (Predecessor (PL), respectively.

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between the basis of its assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

Interest and penalties related to uncertain tax positions is included in the provision for income taxes in the consolidated statement of operations.

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

On February 1, 2020, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). The Company elected the package of practical expedients, which among other things, which allowed the Company to not reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption. For all lease arrangements, the Company accounts for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company recognizes lease expense on a straight-line basis over the lease term. Results for reporting periods beginning after February 1, 2020 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under previous GAAP. The primary impact of ASC 842 is that substantially all of the Company’s leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities. The new standard does not have a material impact on the Company’s consolidated statement of operations and cash flows, and the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of February 1, 2020 was immaterial.

(3) Chapter 11 Proceedings and Emergence

Plan of Reorganization

On August 6, 2020, the Bankruptcy Court entered an order confirming the Plan of Reorganization and on August 27, 2020, the Debtors emerged from Chapter 11. On or following the Effective Date, pursuant to the Plan of Reorganization, the following occurred:

●	Transfer of Ownership - Upon emergence, the Ordinary Shares of Pointwell as of the Effective Date were cancelled and the ownership interest in Pointwell, which had been a direct wholly owned subsidiary of Evergreen Skills Lux S.à.r.l. with an ultimate holding company of Evergreen Skills Top Holding Lux, was transferred to the Predecessor (SLH) whose shareholders were lenders who had a secured interest in Skillsoft and its affiliates prior to the Petition Date.

●	Loans and Interest due to the Predecessor parent company – All of the Predecessor (PL)’s outstanding obligations due to its parent company were cancelled or transferred to other legal entities affiliated with prior ownership.

●	DIP Facility Claims - All claims related to the DIP Facility were discharged and the DIP Facility Lenders received, in full and final satisfaction of such claims, on a dollar for dollar basis, First Out Term Loans.

●	First Lien Debt Claims - All claims related to the Predecessor first lien obligation were discharged, and the holders of claims with respect to the Predecessor first lien obligations received, in full and final satisfaction of such claims, its pro rata share of:
o	Second Out Term Loans; and
o	3,840,000 Class A ordinary shares of Predecessor (SLH).

●	Second Lien Debt Claims - All claims related to the Predecessor second lien obligations were discharged, and the holders of claims with respect to the Predecessor second lien obligations received, in full and final satisfaction of such claims:
o	160,000 Class B ordinary shares of Predecessor (SLH); and
o	Warrants to purchase common shares of Predecessor (SLH), including (i) tranche A warrants to purchase 235,294 ordinary shares of the Successor Company at a price of $262.34 per share and (ii) tranche B warrants to purchase 470,588 ordinary shares of Predecessor (SLH) at a price of $274.84, in each case pursuant to warrant agreement, dated as of August 27, 2020, between the Successor Company and American Trust Company, as warrant agent.

Exit Credit Facility - The Exit Credit Facility bore interest at a rate equal to LIBOR plus 7.50% per annum, with a LIBOR floor of 1.00%.   The First Out Term Loan is due in December 2024 and the Second Out Term Loan is due April 2025.

Accounts Receivable Facility

On August 27, 2020, the Company amended its accounts receivable facility.  In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, which reduced the maximum capacity of the facility from $90 million to $75 million.  The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt.

(4) Fresh-Start Reporting

Fresh-Start

In connection with the Debtors’ emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh-start reporting on the Effective Date. The Company was required to adopt fresh-start reporting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.

In accordance with ASC 852, with the application of fresh-start reporting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805. The reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. As a result of the application of fresh-start reporting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after August 27, 2020 are not comparable with the consolidated financial statements prior to August 28, 2020.

Reorganization Value

As set forth in the Disclosure Statement with respect to the Plan of Reorganization, the enterprise value of the Predecessor (SLH) was estimated to be between $1.05 billion to $1.25 billion.

Management and their valuation advisors estimated this range of enterprise value of the Predecessor (SLH).  The Company utilized the selected publicly traded companies analysis approach, the discounted cash flow analysis (“DCF”) approach and the selected transactions analysis approach in estimating enterprise value. The use of each approach provides corroboration for the other approaches. To estimate enterprise value utilizing the selected publicly traded companies analysis method, valuation multiples derived from the operating data of publicly-traded benchmark companies to the same operating data of the Company were applied. The selected publicly traded companies analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on historical and projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of the Company.

To estimate enterprise value utilizing the discounted cash flow method, an estimate of future cash flows for the 2021 to 2023 fiscal years with a terminal value was determined and those estimated future cash flows were discounted to present value using a weighted average cost of capital of 11.0% and an expected tax rate of 21%. The expected cash flows for the period 2021 to 2023 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court and reflected assumptions regarding growth and margin projections, as applicable, which included expected declines in revenue in fiscal years 2021 and 2022 and a return to growth in fiscal year 2023.  For each fiscal year, the Company included assumptions about working capital changes and capital expenditures to derive after-tax cash flows. A terminal value was included, calculated using the terminal multiple method, which estimates a range of values at which the Predecessor (SLH) will be valued at the end of the Projection Period based on applying a terminal multiple to final year Adjusted EBITDA, which is defined as consolidated operating income adjusted to exclude non-cash compensation expenses, as well as depreciation and amortization, impairment charges and other income (expense), net.

To estimate enterprise value utilizing the selected transactions analysis, valuation multiples were derived from an analysis of consideration paid and net debt assumed from publicly disclosed merger or acquisition transactions, and such multiples were applied to the EBITDA of Predecessor (SLH). The selected transactions analysis identified companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to Predecessor (SLH).

After determining the enterprise value range of $1.05-1.25 billion, the Company needed to determine a point within the range to serve as the basis for determination of the equity value and reorganization value.  The Company determined the mid-point of the range represented the appropriate enterprise value and corroborated this amount with a DCF analysis using assumptions consistent with those described above, with an additional 2 years (FY 2024 and 2025) added to the forecast period and then calculated a terminal value using a 3% long-term growth rate and discount rate including a company specific risk premium.  This amount ($1.15 billion) served as the starting point for the calculation of the emergence equity value and reorganization value.

The following table reconciles the enterprise value per the Disclosure Statement to the fair value of Predecessor (SLH)’s equity, as of the Effective Date (in thousands, except per share amounts):

Enterprise Value (1)	$1,150,000
Plus: Cash	92,009
Less: Borrowings under accounts receivable facility	(48,886)
Less: Fair value of debt	(514,950)
Less: Fair value of warrants	(11,200)
Implied value of Successor Company common stock	$666,973

Shares issued upon emergence (Class A and B common stock)	4,000
Per share	$167

The reconciliation of the Company’s enterprise value to reorganization value as of the Effective Date is as follows (in thousands):

Enterprise Value (1)	$1,150,000
Plus:
Cash	92,009
Current liabilities (excluding AR facility and Current maturity of long-term debt)	134,257
Deferred tax liabilities	103,930
Other long-term liabilities	7,140
Non-current lease obligations	16,399
Reorganization Value	$1,503,735
(1)	Enterprise value includes the value of warrants that are classified as liability

The enterprise value was estimated using numerous projections and assumptions that are inherently subject to significant uncertainties and resolution of contingencies that are beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized. Adjustments to the enterprise value to derive the equity value and reorganization value also included assumptions about the fair values of the post-emergence borrowings and the fair value of certain liabilities adjusted in fresh-start accounting.

Consolidated Balance Sheet (In Thousands)

The adjustments set forth in the following consolidated balance sheet as of August 27, 2020 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column "Reorganization —Adjustments") as well as fair value adjustments as a result of applying fresh-start reporting (reflected in the column "Fresh-Start Adjustments"). The explanatory notes highlight the methods used to determine fair values or other amounts of the assets and liabilities, as well as significant assumptions or inputs.

			Reoganization		Fresh Start
	Predecessor		Adjustments		Adjustment		Successor
ASSETS
Current assets:
Cash and cash equivalents		$42,341	$49,668	(1)	$—			$92,009
Restricted cash		35,306	(25,000)	(1)	—			10,306
Accounts receivable		73,607	1,700	(2)	(990)	(10)		74,317
Prepaid expenses and other current assets		39,317	(300)	(2)	(10,573)	(11)		28,444
Total current assets		190,571	26,068		(11,563)			205,076
Property and equipment, net		15,523	500	(2)	—			16,023
Goodwill		1,070,674	5,100	(2)	(580,639)	(12)		495,135
Intangible assets, net		249,962	—		516,124	(13)		766,086
Right of use assets		17,454	—		367	(14)		17,821
Other assets		17,313	(3,500)	(2)	(10,219)	(11)		3,594
Total assets		$1,561,497	$28,168		$(85,930)			$1,503,735
LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt		$60,000	$(57,400)	(3)	$—			$2,600
Borrowings under accounts receivable facility		48,886	—		—			48,886
Accounts payable		7,851	300	(2)	—			8,151
Accrued compensation		23,587	1,400	(2)	—			24,987
Accrued expenses and other liabilities		12,105	500	(2)	—			12,605
Lease liabilities		1,699	3,245	(6)	(175)	(14)		4,769
Deferred revenue		196,469	2,400	(2)	(115,124)	(15)		83,745
Total current liabilities		350,597	(49,555)		(115,299)			185,743

Long-term debt		—	517,400	(3)(4)	(5,050)	(17)		512,350
Long term lease liabilities		3,732	12,442	(6)	225	(14)		16,399
Warrants		—	11,200	(6)(8)	—			11,200
Deferred tax liabilities		—	30,484	(5)(6)	73,446	(16)		103,930
Deferred revenue - non-current		1,783	—		(1,128)	(15)		655
Other long-term liabilities		2,289	3,796	(6)	400	(17)		6,485
Total long-term liabilities		7,804	575,322		67,893			651,019
Liabilities subject to compromise		4,472,954	(4,472,954)	(6)	—			—
Total liabilities		4,831,355	(3,947,187)		(47,406)			836,762

Shareholders’ (defecit) equity:
Ordinary shares (Predececcor)		138	 (138)	(7)	 —			—
Additional paid-in capital (Predecessor)		83	(83)	(7)	—			—
Ordinary shares (Successor)		—	40	(6)(8)	—			40
Additional paid-in capital (Successor)		—	666,933	(6)(8)	—			666,933
(Accumulated deficit) retained earnings		(3,267,346)	3,308,603	(9)	(41,257)	(17)		—
Accumulated other comprehensive loss		(2,733)	—		2,733	(18)		—
Total shareholders’ (deficit) equity		(3,269,858)	3,975,355		(38,524)			666,973
Total liabilities and shareholders’ (deficit) equity		$1,561,497	$28,168		$(85,930)			$1,503,735

Reorganization adjustments

In accordance with the Plan of Reorganization, the following adjustments were made (in thousands):

(1)	The table below reflects the sources and uses of cash on the Effective Date from implementation of the Plan of Reorganization (in thousands):

Sources:
Release of restriced cash (a)	$25,000
Additional funding from First Out Term Loan	50,000
Reconsolidation of Canadian subsidiary	1,100
Total sources of cash	76,100
Uses:
Exit Facility and DIP Facility rollover financing costs paid upon Effective Date	(5,032)
Professional success fees paid upon Effective Date	(21,400)
Total uses of cash	(26,432)
Net increase in cash	$49,668
(a)	A portion of DIP Facility funds from restricted cash was released upon Effective Date

(2)	On June 17, 2020, the Company’s Canadian subsidiary, Skillsoft Canada Ltd., voluntarily commenced parallel recognition proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) with the Court of Queen’s Bench of New Brunswick in Canada seeking recognition and enforcement of the Debtors’ Chapter 11 Cases, including the DIP Facility. This action resulted in the deconsolidation of Skillsoft Canada Ltd. under ASC 810, and the Company recognizing its retained noncontrolling interest in the Canadian subsidiary at its fair value of $4.8 million. On August 17, 2020, the Canadian Court entered an order recognizing and enforcing the Chapter 11 Cases and Plan in Canada and upon the August 27, 2020 Effective Date, when the Plan of Reorganization was consummated and Pointwell Limited emerged from Chapter 11, the Company reconsolidated Skillsoft Canada Ltd and de-recognized the non-controlling interest. The Company applied guidance ASC 805 for recognizing a new accounting basis for the Canadian subsidiary. Working capital accounts were generally carried over at carrying value which approximated their fair values. Deferred revenue was reduced to an amount intended to approximate the costs to fulfill contractual obligations plus a reasonable margin. Identified intangible assets were recognized based on their fair values using market participant assumptions and goodwill was recorded reflecting synergies from the consolidation by the Company.

(3)	Reflects the net effect of the conversion of $60 million of the debtor-in-possession financing to First Out Term Loan, net of principal payments of $2.6 million related to the First Out Term Loan and Second Out Term Loan due over the twelve-month period from Effective Date.

(4)	In accordance with the Plan of Reorganization, the Company entered into the Term Loan Facility Agreement with a principal amount of $520 million.

Term Loan Facility:
Senior Secured First Out Term Loan	$110,000
Senior Secured Second Out Term Loan	410,000
Total Debt - Exit facility (a)	520,000
Less:
Current portion of Long-term debt	(2,600)
Long-term debt, net of current portion	$517,400
(a)	The Exit Credit Facility bore interest at a rate equal to LIBOR plus 7.50% per annum, with a LIBOR floor of 1.00%. The First Out Term Loan is due in December 2024 and the Second Out Term Loan is due April 2025. The Exit Credit Facility contains customary provisions and reporting requirements, including prepayment penalties and a maximum leverage covenant that will be first measured January 31, 2022 and each quarter thereafter. Quarterly principal repayments of $1.3 million begin for the quarter ended April 30, 2021 and increase to $2.6 million for the quarter ended April 30, 2022 until maturity.

(5)	Reflects the reduction of tax basis as a result of cancellation of debt income (CODI) tax attribute and tax basis reduction rules in the US and the discharge of liabilities in non-US Jurisdictions.

(6)	As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company's Consolidated balance sheet at their respective allowed claim amounts.

The table below indicates the disposition of liabilities subject to compromise (in thousands):

Liabilities subject to compromise pre-emergence	$4,472,954
Reinstated on the Effective Date:
Lease liabilities (current and non-current)	(15,687)
Deferred tax liabilities	(26,107)
Other long-term liabilities	(3,796)
Total liabilities reinstated	(45,590)
Less amounts settled per the Plan of Reorganization
Issuance of new debt	(410,000)
Issuance of warrants	(11,200)
Equity issued at emergence to creditors in settlement of Liabilities Subject to Compromise	(666,973)
Total amounts settled	(1,088,173)
Gain on settlement of Liabilities Subject to Compromise	$3,339,191

(7)	Pursuant to the terms of the Plan of Reorganization, as of the Effective Date, all Predecessor (PL) common stock was cancelled without any distribution.

(8)	In Settlement of the company’s Predecessor (PL) first and second lien debt obligations, the holders of the Predecessor (PL)’s first lien received a total of 3,840,000 of Class A common shares. Predecessor (PL)’s second lien holders received a total of 160,000 of Class B common shares and a total of 705,882 warrants to purchase additional common shares.

(9)	The table reflects the cumulative impact of the reorganization adjustments discussed above (in thousands):

Gain on settlement of Liabilities subject to compromise	$3,339,191
Provision for income taxes	(4,377)
Professional success fees paid upon Effective Date	(21,400)
Exit Facility and DIP Facility rollover financing costs paid upon Effective Date	(5,032)
Cancellation of predecessor shares and additional paid in capital	221
Net impact on Accumulated deficit	$3,308,603

Fresh-Start Adjustments

(10)	Reflects the fair value adjustment as of August 27, 2020 made to accounts receivable to reflect management's best estimate of expected collectability of accounts receivable balances, in connection with fresh-start reporting.

(11)	This adjustment reflects the write-off of deferred contract cost assets which do not provide economic benefit to Predecessor (SLH).

(12)	Predecessor goodwill of $1,075.8 million was eliminated and Successor goodwill of $495.1 million was established based on the calculated reorganization value which was not attributed to specific tangible or identifiable intangible assets. Goodwill arising from the fresh-start accounting is not deductible for tax purposes.

(in thousands)
Reorganization value of Successor company	$1,503,735
Less: Fair value of Successor company assets	(1,008,600)
Reorganization value of Successor company in excess of asset fair value - Goodwill	$495,135

(13)	The Company recorded an adjustment to intangible assets for $516.1 million as follows (in thousands):

	Estimated	Estimated
	fair value	useful life
Developed software/ courseware	$261,600	3-5 years
Customer contracts/ relationships	279,500	12.4 years
Trademarks and trade names	6,300	9.4 years
Backlog	90,200	4.4 years
Skillsoft trademark	91,500	Indefinite
Publishing rights	35,200	5 years
Capitalized software	1,786	5 years
Total intangible asset upon emergence	766,086
Elimination of historical acquired intangible assets	(249,962)
Fresh-start adjustment to acquired intangibles assets	$516,124

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

(14)	The operating lease obligation as of August 27, 2020 had been calculated using an incremental borrowing rate of the Predecessor (PL), as of the later of the date of adoption of ASC 842 (February 1, 2020) or the lease commencement date. Upon application of fresh-start reporting, the lease obligation was recalculated using the incremental borrowing rate applicable to Predecessor (SLH) after emergence from bankruptcy and commensurate to its new capital structure. The Company’s operating lease right-of-use assets were further adjusted to reflect the market value as of August 28, 2020.

(15)	The fair value of deferred revenue, which principally relates to amounts that have been billed in advance for products or services to be provided, was determined by estimating the fulfillment costs, which represent only those costs that are directly related to fulfilling the legal performance obligation assumed by the Successor.

(16)	The adjustment represents the establishment of deferred tax liabilities related to book/tax differences created by fresh-start reporting adjustments. The amount is net of the release of the valuation allowance on deferred tax assets, which management believes more likely than not will be realized as a result of future taxable income from the reversal of such deferred tax liabilities

(17)	The table below reflects the cumulative impact of the fresh-start adjustments as discussed above (in thousands):

Fresh-start adjustment to accounts receivable, net	$(990)
Fresh-start adjustment to prepaid assets and other assets (including long-term)	(20,792)
Fresh-start adjustment to goodwill	(580,639)
Fresh-start adjustment to intangible assets, net	516,124
Fresh-start adjustment to operating lease right-of-use assets and liabilities, net	317
Fresh-start adjustment to deferred revenue (current and non-current)	116,252
Fair value adjustment to debt	5,050
Fair value adjustment to other long-term liabilities	(400)
Total fresh-start adjustments impacting reorganization items, net	34,922
Elimination of accumulated other comprehensive loss	(2,733)
Tax impact of fresh-start adjustments	(73,446)
Net impact on accumulated deficit	$(41,257)

(18)	Elimination of accumulated other comprehensive loss

Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 cases are presented separately in the accompanying Consolidated Statement of Operations for the period presented, as follows (in thousands):

Predecessor
February 1, 2020
through
August 27, 2020
Gain on settlement of Liabilities subject to compromise	$3,339,191
Impact of fresh-start adjustments	34,922
Exit Facility and DIP Facility rollover financing costs paid upon Effective Date	(5,032)
Write-off of pre-petition debt and DIP issuance costs	(9,461)
Professional success fees paid upon Effective Date	(21,399)
Professional fees and other bankruptcy related costs	(13,076)
Gain on Deconsolidation of Canadian subsidiary	4,100
Reorganization items, net	$3,329,245

	Successor	Predecessor
	August 28, 2020	February 1, 2020
	through	through
	January 31, 2021	August 27, 2020
Cash payment for reorganization items, net	$784	$42,916

(5) Business Combinations

(a) Software Luxembourg Holdings S.A. (“Predecessor (SLH)” or “Skillsoft Legacy”)

On June 11, 2021, Software Luxembourg Holding S.A. merged with and into Churchill Capital Corp II (Churchill) which subsequently changed its name to Skillsoft Corp.

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

The following summarizes the purchase consideration (in thousands):

Description	Amount
Class A common stock issued	$258,000
Class B common stock issued *	48,375
Cash payments	505,000
Second Out Term Loan	20,000
Cash settlement of seller transaction costs	1,308
Total Purchase Price	$832,683
*	Shares of Class B common stock was converted into Successor Class A common stock at the time of the Merger.

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents and restricted cash	$120,273	$—	$120,273
Current assets	118,847	706	119,553
Property and equipment	10,825	1,632	12,457
Intangible assets	769,799	(4,701)	765,098
Long term assets	18,629	—	18,629
Total assets acquired	1,038,373	(2,363)	1,036,010
Current liabilities	(49,056)	(350)	(49,406)
Debt, including accounts receivable facility	(552,977)	—	(552,977)
Deferred revenue	(123,300)	(114,047)	(237,347)
Deferred and other tax liabilities	(99,699)	15,920	(83,779)
Long term liabilities	(18,325)	1	(18,324)
Total liabilities assumed	(843,357)	(98,476)	(941,833)
Net assets acquired	195,016	(100,839)	94,177
Goodwill	637,667	100,839	738,506
Total purchase price	$832,683	$—	$832,683
(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows: (in thousands):

Description	Amount	Life
Trademark/tradename – Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6	years
Courseware	186,600	5	years
Proprietary delivery and development software	114,598	2.5-7.6	years
Publishing Rights	41,100	5	years
Customer relationships	271,400	12.6	years
Backlog	60,900	4.6	years
Total	$765,098

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

The Company incurred $9.8 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and transaction-related costs” in the accompanying consolidated statement of operations. Approximately $4.3 million was reported in the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)) and $5.5 million was reported in the period from June 12, 2021 to January 31, 2022 (Successor).

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

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents	$17,524	$(100)	$17,424
Current assets	47,849	(2,442)	45,407
Property and equipment	5,531	1,625	7,156
Intangible assets	185,800	—	185,800
Long term assets	12,401	(3,325)	9,076
Total assets acquired	269,105	(4,242)	264,863
Current liabilities	(74,463)	10,910	(63,553)
Deferred revenue	(23,018)	(8,191)	(31,209)
Deferred and other tax liabilities	(16,934)	(8,571)	(25,505)
Long term liabilities	(4,248)	2,168	(2,080)
Total liabilities assumed	(118,663)	(3,684)	(122,347)
Net assets acquired	150,442	(7,926)	142,516
Goodwill	108,008	7,926	115,934
Total Purchase Price	$258,450	$—	$258,450
(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows: (in thousands):

Description	Amount	Life
Trademark/tradename	$25,400	indefinite
Courseware	1,500	3	years
Proprietary delivery and development software	2,500	0.6	years
Vendor relationships	43,900	2.6	years
Customer relationships	112,500	10.6	years
Total	$185,800

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

The Company incurred $1.0 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations. Approximately $1.0 million was reported in the period from June 12, 2021 to January 31, 2021 (Successor).

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the acquisition of Skillsoft and Global Knowledge had occurred on February 1, 2020 (in thousands):

	Unaudited Pro Forma Statement of Operations
	Twelve months	Twelve months
	ended January 31,	ended January 31,
	2022	2021
Revenue	$665,131	$661,944
Net loss	(57,946)	(105,086)

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

Other pro forma adjustments include the following:

●	The adoption of ASU 2021-08 is reflected for all Successor and Predecessor periods presented for comparability.
●	Gains on reorganization of $3.3 billion are excluded from results presented for the twelve months ended January 31, 2022.
●	Impairment of goodwill and intangible assets recorded in April 2020 of $332.4 million has been excluded from the twelve months ended January 31, 2021.
●	The pro forma results of operations exclude recapitalization and acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the Predecessor’s recapitalization efforts, including the evaluation of strategic alternatives, preparation for the Chapter 11 filing and subsequent emergence in August 2020. Transaction costs related to the business combinations occurring in June 2021 are presented as if they occurred in February 2020.

Other Acquisitions

On June 30, 2021, the Company acquired Pluma, Inc. The acquisition enhances the Company’s leadership development offerings, adds a new modality to its blended learning model, and allows the Company to now offer a premium individualized coaching experience. Cash paid for Pluma in the Successor period was lower than the agreed upon purchase price of Pluma for $22 million due to a contractual holdback and working capital adjustment. The fair value of the net assets acquired included $17.8 million of goodwill and $8.7 million of identified intangible assets, which had a weighted average life of 7.4 years. The goodwill is not deductible for tax purposes. The business is reported as part of the Company’s Skillsoft reportable segment. Pro forma information and acquisition expenses have not been presented because such information is not material to the financial statements.

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts. In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. With three acquisitions during the period ended January 31, 2022, the Company continues to refine its inputs and estimates inherent in (i)  deferred income taxes, and (ii) the accuracy and completeness of contingent and other liabilities.

(6) Intangible Assets

Intangible assets consisted of the following (in thousands):

	January 31, 2022 (Successor)				January 31, 2021 (Predecessor (SLH))
	Gross			Net	Gross			Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount	Amount	Amortization		Amount
Developed software/ courseware	$315,856		$47,323	$268,533	$265,758		$24,669	$241,089
Customer contracts/ relationships	386,400		12,902	373,498	279,500		3,627	275,873
Vendor relationships	43,900		21,219	22,681	 —		—	 —
Trademarks and trade names	7,300		780	6,520	6,300		455	5,845
Publishing rights	41,100		5,229	35,871	35,200		2,933	32,267
Backlog	60,900		6,554	54,346	90,200		8,141	82,059
Skillsoft trademark	84,700		—	84,700	91,500		—	91,500
Global Knowledge trademark	25,400		2,062	23,338	 —		—	 —
Total	$965,556		$96,069	$869,487	$768,458		$39,825	$728,633

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2023	$168,125
2024	149,025
2025	125,158
2026	119,448
2027	70,764
Thereafter	152,267
Total	$784,787

Amortization expense related to intangible assets in the aggregate was $95.9 million for the period from June 12, 2021 through January 31, 2022 (Successor), $50.9 million for the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), $39.8 million for the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), $34.4 million for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and $96.4 million for the fiscal year ended January 31, 2020 (Predecessor (PL)).

Impairment Review Requirements

The Company reviews intangible assets subject to amortization if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. The Company reviews indefinite lived intangible assets, including goodwill, on the annual impairment test date or more frequently if there are indicators of impairment. No such indicators were present during the Successor period from June 12, 2021 through January 31, 2022 and the Predecessor (SLH) periods from February 1, 2021 through June 11, 2021 and from August 28, 2020 through January 31, 2021.

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

Impairment of Goodwill and Intangible Assets for the Predecessor (PL) Period Ended August 27, 2020

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

Goodwill Impairment for the Fiscal Year Ended January 31, 2020 (Predecessor (PL))

During the fiscal year ended January 31, 2020, the Company faced significant market competition.  In addition, while the Company continued to make significant investments in contemporary products such as Percipio, attrition rates on legacy products like Skillport remained high.  On top of market and competitive dynamics, the Company’s over leveraged capital structure also created additional headwinds.  With significant debt maturities in 2021 and 2022, and related downgrades from rating agencies, concerns over the capital structure began to hurt the Company’s business, as new and existing customers displayed apprehension about the ultimate resolution of the Company’s capital structure and its impact on operations, causing delays and sometimes losses in business.  The capital structure and heavy debt service also constrained investments in areas such as marketing, where spending was considerably lower than the Company’s competitors, resulting in additional pressure on retaining and attracting customers.  The combination of the factors resulted in lower bookings, revenue, profitability and free cash flow generation during the twelve months ended January 31, 2020.  In addition, the lower customer base, combined with larger expenditures that would be necessary in marketing activities going forward, resulted in lower expected future cash flows and growth rates going forward.

As part of the Company’s evaluation of impairment indicators, described further below, for the year ended January 31, 2020, the Company determined its long-lived asset groups failed the undiscounted cash flow recoverability tests.  Accordingly, the Company estimated the fair value of its individual long-lived assets to determine potential impairment charges. The Company’s estimation of the fair value of definite lived intangible assets included the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Based on these analyses, the Company concluded the fair values of the individual long-lived assets exceeded their current carrying values, accordingly no impairment was recognized for these assets for the year ended January 31, 2020

In accordance with ASC 350, the Company performed an impairment test that compared the estimated fair value of each reporting unit to their respective carrying values.  Management considered the results of both a DCF analysis and an EBITDA multiple approach, similar to prior periods.  The Company also considered observable debt trading prices for the debt jointly borrowed by its parent entity and its subsidiary, Skillsoft Corporation, after adjusting for a control premium.  The results of the impairment tests performed indicated that the carrying values of the Skillsoft and SumTotal reporting units exceeded their estimated fair values determined by the Company.  Based on the results of the Company’s impairment testing, the Company recorded $440.6 million of goodwill impairment charges in the fiscal year ended January 31, 2020, including $321.3 million for the Skillsoft reporting unit and $119.3 million for the SumTotal reporting unit.

A roll forward of goodwill is as follows:

Description	Skillsoft	SumTotal		GK		Consolidated
Goodwill, net January 31, 2019 (Predecessor (PL))	$1,434,047		$260,266		$—	$1,694,313
Foreign currency translation adjustment	113		(6)		—	107
Impairment of goodwill	(321,340)		(119,258)		—	(440,598)
Goodwill, net January 31, 2020 (Predecessor (PL))	$1,112,820		$141,002		$—	$1,253,822
Foreign currency translation adjustment	(158)		(4)		—	(162)
Impairment of goodwill	(107,934)		(69,952)		—	(177,886)
Canada deconsolidation	(5,100)		—		—	(5,100)
Goodwill, net August 27, 2020 (Predecessor (PL))	$999,628		$71,046		$—	$1,070,674
Impact of Fresh-Start reporting	(507,843)		(67,696)		—	(575,539)
Goodwill, net August 28, 2020 (Predecessor (SLH))	491,785		3,350		—	495,135
Foreign currency translation adjustment	(131)		—		—	(131)
Goodwill, net January 31, 2021 (Predecessor SLH)	$491,654		$3,350		$—	$495,004
Foreign currency translation adjustment	(135)		—		—	(135)
Goodwill, net June 11, 2021 (Predecessor SLH)	491,519		3,350		—	$494,869

Acquisition of Skillsoft and GK	659,667		75,065		116,413	851,145
Foreign currency translation adjustment	(47)		(110)		(623)	(780)
Acquisition of Pluma	14,892		—		—	14,892
Measurement period adjustments	3,036		738		(479)	3,295
Measurement period adjustments - (Pluma)	2,952		—		—	2,952
Goodwill, net January 31, 2022(Successor)	$680,500		$75,693		$115,311	$871,504

Goodwill at January 31, 2022 (Successor) and January 31, 2021 (Predecessor (SLH)), for the Skillsoft segment was $680.6 million and $491.7 million, respectively. There were no accumulated impairment losses for the Skillsoft segment at January 31, 2021 (Successor) and January 31, 2021 (Predecessor (SLH)).

Goodwill at January 31, 2022 (Successor) and January 31, 2021 (Predecessor (SLH)), for the SumTotal segment was $75.7 million and $3.4 million, respectively. There were no accumulated impairment losses for the SumTotal segment at January 31, 2022 (Successor) and January 31, 2021 (Predecessor (SLH)).

Goodwill at January 31, 2022 (Successor), for the Global Knowledge segment was $105.2 million. There were no accumulated impairment losses for the Global Knowledge segment at January 31, 2022.

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
Computer equipment	$13,181	$12,455
Furniture and fixtures	3,076	1,894
Leasehold improvements	4,785	3,383
Construction in progress	2,732	—
	23,774	17,732
Less accumulated depreciation and amortization	(5,690)	(3,952)
	$18,084	$13,780

Construction in progress at January 31, 2022 and 2021 consisted primarily of costs related to the purchase of certain assets that have not yet been put into service.

Depreciation expense related to property and equipment was $7.0 million, $3.6 million $3.6 million, $5.9 million, and $9.7 million for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)),  the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period February 1, 2020 through August 27, 2020 (Predecessor (PL)), and the fiscal year ended January 31, 2020 (Predecessor (PL)), respectively. Amortization expense for assets acquired under finances leases are included in total depreciation expense.

(8) Taxes

Significant components of the income tax benefit (provision) consist of the following (in thousands):

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
CURRENT:
Federal	$(14,501)	$22,113	$410	$477	$1,436
State	(7,215)	5,893	603	111	969
Foreign	2,148	1,379	194	1,633	3,048
Current tax provision	(19,568)	29,385	1,207	2,221	5,453

DEFERRED:
Federal	17,030	(20,245)	(15,367)	18,733	(708)
State	7,040	(7,266)	(3,899)	(1,477)	(1,985)
Foreign	(9,645)	(5,582)	(3,875)	48,978	8,452
Deferred tax (benefit) / provision	14,425	(33,093)	(23,141)	66,234	5,759
Income tax (benefit) / provision	$(5,143)	$(3,708)	$(21,934)	$68,455	$11,212

Current tax benefit for the period from June 12, 2021 through January 31, 2022 (Successor) of $19.6 million is due primarily to the reversal of income taxes payable attributable to the impacts of deferred revenue revenue recognized for book purposes that was previously recognized for tax purposes in the predecessor period and non-taxable interest. Deferred tax expense for the period from June 12, 2021 through January 31, 2022 (Successor) of $14.4 million primarily relates to the reversal of temporary differences created by basis differences in intangible assets and deferred revenue.

Current tax expense for the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) of $29.4 million is due primarily to the recognition of deferred revenue for tax purposes and the recording of income taxes payable for the predecessor period ended as of June 11, 2021. Deferred tax benefit for the period from February 1, 2021 through June 11, 2021 (Predecessor) of $33.1 million primarily resulted from temporary differences related to deferred revenue.

Current tax benefit for the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)) of $1.2 million primarily relates to state income taxes on operating profits generated in certain state jurisdictions during the period. The federal current tax expense for the Predecessor (SLH) period was not significant due to net operating loss carryforwards that were available to offset taxable income since the reduction in certain tax attributes and tax basis in certain assets occurs on the last day of the tax year (i.e. January 31, 2021) in which the bankruptcy occurred. Deferred tax benefit for the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)) of $23.1 million primarily relates to the reversal of temporary differences created by basis differences in intangible assets and deferred revenue recorded in fresh-start accounting.

Current tax expense for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) of $2.2 million primarily consists of other foreign location current taxes payable at countries which serve as limited risk distributors of the Company’s intellectual property as well state taxes for separate state tax filings and unitary state tax provision to return adjustments. Deferred tax provision for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) of $66.2 million primarily resulted from the recognition of $73.4 million in consolidated tax expense from fresh-start accounting and reorganization items described above being partially offset by a tax benefit recognized upon impairment of the indefinite lived tradename asset.

Current tax expense for the fiscal year ended January 31, 2020 of $5.4 million primarily consists of state taxes for separate state tax filings and other foreign location current taxes payable in countries which serve as limited risk distributors of the Company’s intellectual property. Deferred tax provision for the year ended January 31, 2020 of $5.7 million related primarily to changes in other foreign country valuation allowances.

The following table presents the U.S. and foreign components of (loss) income before income taxes (in thousands):

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
Domestic	$(3,385)	$(19,928)	$(86,333)	$364,827	$(197,600)
Foreign	(48,564)	(33,044)	(29,323)	2,467,640	(640,393)
(Loss) income before income taxes	$(51,949)	$(52,972)	$(115,656)	$2,832,467	$(837,993)

A reconciliation of the relevant statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
Income tax provision (benefit) at United States (21.0%) / Luxembourg statutory rate (24.5%) / Irish Statutory rate (12.5%)	(21.0)%	(24.9)%	(24.9)%	12.5%	(12.5)%
Increase (decrease) in tax resulting from:
US State income taxes, net of federal benefit	(12.0)%	(2.1)%	(5.7)%	0.2%	(0.2)%
Foreign rate differential	7.2%	10.1%	6.1%	(0.2)%	(1.9)%
Global Intangible Low-Taxed Income	(1.4)%	0.2%	0.0%	0.0%	0.0%
Non-deductible expenses	0.7%	0.4%	0.5%	0.3%	1.3%
Non-deductible interest	(3.2)%	0.0%	0.0%	0.1%	0.0%
Non-deductible officer compensation	4.7%	0.0%	0.5%	0.0%	0.0%
Warrants	(7.1)%	0.0%	(0.6)%	0.0%	0.0%
Transaction costs	3.0%	0.1%	(7.6)%	0.0%	0.0%
Unrecognized tax benefit	9.3%	(2.5)%	(0.4)%	0.0%	0.2%
Change in valuation allowance	12.9%	6.4%	3.6%	(4.2)%	5.5%
Impairment of goodwill	0.0%	0.0%	0.0%	1.0%	7.9%
Reorganization and fresh start adjustments	0.0%	0.0%	9.7%	(8.1)%	0.0%
Return to provision adjustment	(2.6)%	5.1%	0.0%	0.7%	0.0%
Other	(0.4)%	0.2%	0.1%	0.1%	1.2%
Effective tax rate - provision (benefit)	(9.9)%	(7.0)%	(18.7)%	2.4%	1.5%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of the periods presented were as follows (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
ASSETS:
Net operating loss carryforwards	$78,901	$13,517
Deferred interest expense	55,653	35,852
Reserves and accruals	18,048	9,038
Lease liabilities	3,381	3,862
Tax credits	880	99
Transaction costs	5,987	19,532
Other intangibles	—	3,505
Gross deferred tax assets	162,850	85,405
Less: Valuation allowance	(125,196)	(45,567)
Net deferred tax assets	$37,654	$39,838
LIABILITIES:
Intangibles	$(121,499)	$(99,587)
Property and equipment, net	(7,283)	(2,971)
Accrued Interest	(4,007)	(4,522)
Right-of-use asset	(3,169)	(3,141)
Deferred revenue	—	(6,199)
Other	(1,607)	(4,426)
Gross deferred tax liabilities	(137,565)	(120,846)
Total net deferred tax liabilities, net	$(99,911)	$(81,008)

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities in assessing the realization of deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions including Canada, France, Ireland, and the United States, will not be realized to the extent they exceed reversal of deferred tax liabilities.

As of January 31, 2022, the Company had tax effected NOLs of $83.3 million, comprised of $36.8 million for U.S. federal taxes, $16.5 million for U.S. state and local taxes and $30.0 million for the rest of the world. The aforementioned NOLs do not include uncertain tax positions. The U.S. state and local taxes NOL carryforwards expire at various dates through 2031. Certain U.S. federal, state and foreign location NOL carryforwards are not subject to expiration, while the remainder, if not utilized, will substantially expire at various dates through 2041.

As of January 31, 2022, the Company had tax effected U.S. interest expense carryforwards of $54.1 million, majority of which are subject to limitation pursuant to Section 382.

As of January 31, 2022, there were $14.3 million of unrecognized tax benefits (“UTBs”) associated with uncertain tax positions and an additional $0.8 million of accrued interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
Unrecognized tax benefits, beginning balances	$3,115	$3,918	$3,768	$3,773	$2,081
Increases for tax positions taken during the current period	6,161	—	—	—	—
Increases for tax positions taken during a prior period	5,975	—	37	35	1,987
Decreases for tax positions taken during a prior period	—	(788)	—	(40)	(295)
Other	(64)	(15)	452	—	—
Decreases resulting from the expiration of statute of limitations	(847)	—	(339)	—	—
Unrecognized tax benefits, ending balance	$14,340	$3,115	$3,918	$3,768	$3,773

In the ordinary course of business, the Company’s income tax returns are subject to examination by the tax authorities in certain jurisdictions including the United States and Ireland. With exceptions, the Company is no longer subject to income tax examination for years before 2018 in these material jurisdictions.

The Tax Cuts & Jobs Act of 2017 created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. The Company has elected to treat the tax effect of GILTI as a current-period expense when incurred.

The Company generally considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries to be essentially permanent in duration and has not computed or recorded significant taxes on repatriations of the earnings of its foreign subsidiaries. As a result of the one-time repatriation tax on foreign earnings required under the 2017 U.S. Tax Cuts and Jobs Act, the prior earnings of its foreign subsidiaries were deemed repatriated. The Company did not record a deferred tax liability for earnings of foreign subsidiaries for the period June 12, 2021 through January 31, 2022 (Successor), the period February 1, 2021 through June 11, 2021 (Predecessor), August 28, 2020 through January 31, 2021 (FY21 Successor), the period February 1, 2020 through August 27, 2020 (FY21 Predecessor) and the fiscal year ended January 31, 2020 as the Company is permanently reinvested in these jurisdictions. Provisions have not been made for income taxes on approximately $2,556 million of undistributed earnings at January 31, 2022 in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impacted the FY22, FY21 and FY20 income tax provision computations of the Company. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the Company’s allowable interest expense deduction.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in the ASU include removal of certain exceptions to the general principles in Topic 740 related to recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in an interim period. The ASU also clarifies and simplifies other aspects of the accounting for income taxes, including the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for annual periods in fiscal years beginning after December 15, 2020, and interim periods therein.  The adoption of this standard does not have a material impact to its consolidated financial statements.

(9) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
Deferred commission costs – current	$8,502	$3,147
Reclaimable tax	11,359	9,927
Prepaid software maintenance costs	6,818	8,587
Prepaid royalties	3,139	2,958
Prepaid insurance costs	2,608	752
Prepaid employee benefits	2,567	1,620
Other Prepaid expenses	5,028	2,336
Course material	548	—
Deposits	633	—
Other receivables	4,602	964
Other current asset	33	35
Total prepaid expenses and other current assets	$45,837	$30,326

(10) Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
Deferred commission costs – non-current	$8,415	$4,437
Deposits	4,259	1,618
Other	3,051	2,581
Total other assets	$15,725	$8,636

(11) Accrued Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
Professional fees	$9,529		$8,832
Accrued sales tax/VAT	8,902		5,379
Accrued royalties	2,959		2,152
Accrued tax	7,801		2,634
Accrued interest	6,730		491
Accrued Virtual, on-demand and classroom related costs	5,777		—
Accrued accounts payable	3,073		—
Refundable payments	2,546		—
Other accrued liabilities	3,700		3,637
Total accrued expenses	$51,017		$23,125

(12) Restructuring

In connection with strategic initiatives implemented during the period ended January 31, 2022 (Successor), June 11, 2021 (Predecessor (SLH)), January 31, 2021 (Predecessor (SLH)), August 27, 2020 (Predecessor (PL)) and January 31, 2020 (Predecessor (PL), the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded $3.7 million of restructuring charges during the period from June 12, 2021 through January 31, 2022 (Successor) and recorded a credit of $0.7 million during the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)). The Company recorded charges of $4.3 million for the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), $1.2 million for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and $1.9 million for the fiscal year ended January 31, 2020, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance costs of terminated employees.

(13) Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may make discretionary contributions to the 401(k) plan. Under this plan, contributions of approximately $2.3 million, $1.3 million, $1.5 million, $2.0 million, and $3.5 million were made for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and fiscal year ended January 31, 2020, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $2.8 million, $0.5 million, $0.6 million, $0.7 million, and $1.1 million, were made for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), and fiscal year ended January 31, 2020, respectively.

(14) Leases, Commitments and Contingencies

Leases

The Company measured Skillsoft and Global Knowledge’s legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $20.4 million and $20.7 million, respectively, as of January 31, 2022. All leases are classified as operating leases, except an equipment lease agreement for the Company’s hosting services and storage, which qualifies as finance lease under U.S. GAAP, and ended on December 31, 2021.

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

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s consolidated balance sheets as of January 31, 2022. There is no finance lease related asset and liability balance as of January 31, 2022 since the equipment lease agreement for the Company’s hosting services and storage ended on December 31, 2021. The weighted-average remaining lease term of the Company’s operating leases is 5.5 years. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $2.1 million and related cash payments were $2.3 million for the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)). The lease costs were $7.8 million and related cash payments were $7.3 million for the period from June 12, 2021 to January 31, 2022 (Successor). The lease costs were $3.9 million and related cash payments were $3.6 million for the period from February 1, 2020 to August 27, 2020 (Predecessor (PL)). The lease costs were $2.7 million and related cash payments were $2.7 million for the period from August 28, 2020 to January 31, 2021 (Predecessor (SLH)). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance lease related cash payments were included in the financing cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of January 31, 2022 (Successor):

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2023	$7,941
2024	4,758
2025	3,308
2026	1,470
2027	1,201
Thereafter	4,989
Total future minimum lease payments	23,667
Less effects of discounting	(3,417)
Total lease liabilities	$20,250

Reported as of January 31, 2022
Lease liabilities	$6,895
Long-term lease liabilities	13,355
Total lease liabilities	$20,250

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

On March 14, 2022, a putative Company stockholder filed a complaint in the United States District Court for the Eastern District of New York, captioned Newton v. Skillsoft Corp., et al., No. 1:22-cv-01383 (E.D.N.Y.), against the Company and the members of its Board of Directors.  The complaint generally alleges that the definitive proxy statement filed by the Company with the SEC in connection with the proposed Codecademy acquisition contains misstatements and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the SEC.  The complaint seeks, among other things, equitable relief and an award of attorneys’ fees and expenses.  In addition, the Company has received six demand letters from putative stockholders asserting similar claims.

The items noted above, and any potential liability, do not currently meet the accounting criteria of probable and estimable. Therefore the Company has not accrued any related liability as of January 31, 2022.

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

(15) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
Term Loan - current portion	$4,800	$5,200
Current maturities of long-term debt	$4,800	$5,200

Term Loan - long-term portion	474,000	514,800
Less: Fresh-Start Reporting Fair Value Adjustment	—	(4,564)
Less: Original Issue Discount - long-term portion	(6,724)	—
Less: Deferred Financing Costs - long-term portion	(5,091)	—
Long-term debt	$462,185	$510,236

Exit Credit Facility (Predecessor (SLH))

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

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) LIBOR (subject to a floor of 0.75%) plus 4.75% for Eurocurrency Loans or (b) the highest of (i) the Federal Funds Effective Rate plus ½ of 1%, (ii) the “prime rate” quoted by the Administrative Agent, (iii) LIBOR plus 1.00% and (iv) 1.75%, plus 3.75% for ABR Loans. The $480 million of initial term loan bears interest at a rate equal to LIBOR plus 4.75%, per annum, with a LIBOR floor of 0.75%, and quarterly principal repayments of $1.2 million began for the quarter ended January 31, 2022 until maturity.

Voluntary prepayment is permitted under the Term Loan Facility subject to a premium of 2% for any prepayments prior to the 12 month anniversary of the Term Loan Facility. Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Credit Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of January 31, 2022, the Company is in compliance with all covenants.

The Company received $467.3 million of net proceeds (net of $5.4 million of financing costs and $7.2 million of original issuance discounts) from the Term Loan Facility on July 16, 2021. The Company used the net proceeds and cash on hand to pay down $608.7 million of outstanding borrowings from the Exit Credit Facility and $5.0 million of interest on July 16, 2021.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $5.5 million and $7.2 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.1 million of third-party costs incurred in connection with the refinancing which were expensed as incurred and recognized as interest expenses in the accompanying statement of operations for the period from June 12, 2021 through January 31, 2022.

The Company’s debt outstanding as of January 31, 2022 matures as shown below (in thousands):

Fiscal year ended January 31:
2023	$4,800
2024	4,800
2025	4,800
2026	4,800
2027	4,800
Thereafter	454,800
Total payments	478,800
Less: Current portion	(4,800)
Less: Unamortized original issue discount and issuance costs	(11,815)
Long-term portion	$462,185

Accounts Receivable Facility (Predecessor and Successor)

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables for sale with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from sold receivables to a restricted concentration account. Receivables that have been sold to the lenders must be transferred to the restricted concentration account within two business days of being collected by the Company. The Company accounts for these transactions as borrowings, as the assets being transferred contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances being transferred. The interest rate on borrowings outstanding under these agreements was 3.5% at January 31, 2022. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior months borrowing base and what receivables are being sold during the new borrowing base period to replenish them. If additional receivables are sold to replenish receipts, the funds from the concentration account will be returned to the Company from the restricted concentration account by the administration agent. The reserve balances were $13.0 million at January 31, 2022 and are classified as restricted cash on the balance sheet.

(16) Long-Term Liabilities

Other long-term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021
Uncertain tax positions; including interest and penalties – long-term	$9,199	$5,794
Other	2,231	204
Total other long-term liabilities	$11,430	$5,998

(17) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of January 31, 2022, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of January 31, 2022, 133,258,027 shares of Class A common stock were issued and outstanding.

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

In Settlement of Predecessor (PL)’s first and second lien debt obligations, the holders of Predecessor (PL)’s first lien received a total of 3,840,000 of Class A common shares. The Predecessor (PL)’s second lien holders received a total of 160,000 of Class B common shares and a total of 705,882 warrants to purchase additional common shares. The predecessor warrants were valued using a probability-based approach that considered management’s estimate of the probability of (i) a sale of the company that met certain conditions that caused the warrants to be cancelled for no consideration, (ii) a sale of the company that did not meet certain conditions that caused the warrants to be cancelled for no consideration and (iii) warrants being held to maturity, with the last two scenarios utilizing a Black-Scholes model to estimate fair value.

The warrants included a provison whereby, in the event of a  sale of the Company meeting certain conditions (“Favored Sale”), the warrants would be cancelled for no consideration, however, in such an event, the holders of Class B shares would receive a higher share of any consideration paid in the form of common stock by the acquiring company. The conditions of the Favored Sale were established in anticipation of a Churchill merger and mirror the ultimate agreement executed on October 12, 2020. The Board of Directors and required level of warrant holders amended the warrants such that the deadline a Favored Sale to occur was extended to October 12, 2020. An amendment to extend the date by which a Favored Sale could occur represented a modification to both the warrants and the participation right held by the Class B holders. Management measured the impact of the modification to both the freestanding warrants and the participation right held by the Class B holders by comparing their fair values immediately before and after the modification. The net impact of the increase in the value of the participation right held by Class B stockholders, of $13.3 million, and the decrease in the value of the warrants, of $7.4 million, is reflected as a decrease of $5.9 million in earnings attributable to Class A common stockholders and an increase to $5.9 million earnings attributable to Class B common stockholders for earnings per share purposes. The $7.4 million decrease in the value of warrants is reflected as a capital contribution and is reflected as an increase to additional-paid-in-capital in the period from August 28, 2020 through January 31, 2021 (Predecessor SLH).

As a result of the Skillsoft Merger, the warrants were terminated for no consideration on June 11, 2021.

Share Capital

As of January 31, 2021 Predecessor (SLH)’s authorized share capital consisted of 1,000,000,000 common shares with a par value $0.01 each. This consists of 800,000,000 Class A shares and 200,000,000 Class B shares. As of January 31, 2021, 4,000,000 common shares were issued and outstanding. This consists of 3,840,000 Class A shares and 160,000 Class B shares.

Any amendment to the share capital of the Predecessor (SLH) shall be voted upon by the extraordinary general meeting of shareholders upon approval by a majority of the shareholders representing three quarters of the share capital at least. The Predecessor has no authorized share capital which would enable its board of managers to increase the share capital. Each share of the Predecessor is entitled to one vote at ordinary and extraordinary general meetings. The amendments to the articles of association of the Predecessor require the approval of a majority of shareholders representing three quarters of the share capital at least. In case the Predecessor shall have only one single shareholder, the sole shareholder exercises all the powers granted to the general meeting of shareholders.

Any legally available amounts to be distributed by Predecessor (SLH) in or in respect of any financial period (the Predecessor (SLH)’s financial year starts on the first of February and ends on the thirty-first of January) may be distributed amongst the holders of shares in proportion to the number of shares held by them. Any decision to distribute legally available amounts shall be adopted either by the board of managers or the general meeting of shareholders of the Predecessor (SLH), as the case may be.

(18) Warrants

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at January 31,
Type	Shares	Price	Price	Date	2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$28,199

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor”) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 of warrants were issued at the closing in connection with the repayment of a promissory note due to the Sponsor. 1,000,000 of the Private Placement warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions were dependent upon the characteristics of the holder of the warrant. Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

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
●	Private Placement Warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Churchill Class A common stock. The PIPE Private Placement Warrants are issued in the same form as the Public Warrants.
●	Private Placement Warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE, 5,000,000 warrants were issued to the former owners of Global Knowledge. These warrants are similar to the Private Placement Warrants except the warrants are not subject to the redemption provisions described above if transferred.
●	Private Placement Warrants (CEO) - Effective at the closing of the Skillsoft Merger and Global Knowledge Merger, the Sponsor committed to transfer 1,000,000 fully vested Private Placement Warrants to the CEO pursuant his employment agreement with the Company. The warrants are subject to ASC 718 Stock Compensation and the Company recognized stock-based compensation expense of $2.8 million for the period from June 12, 2021 to January 31, 2022.

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

(19) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSU’s to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Awards, and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided herein. As of January 31, 2022 a total of 10,374,561 shares of common stock were available for issuance under the 2020 Plan.

Stock Options

Under the 2020 Plan all employees, directors, and consultants are eligible to receive incentive share options or non-statutory share options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionees’ death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following table summarizes the stock option activity for the period from June 12, 2021 to January 31, 2022:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding, June 11, 2021
Granted	2,825,752	$10.76	9.4
Exercised	—	 —	—	
Forfeited	—	 —	—	
Expired	—	 —	—	
Outstanding, January 31, 2022	2,825,752	$10.76	9.4	$—
Vested and Exercisable, January 31, 2022	125,000	$10.75		$—

The total unrecognized equity-based compensation costs related to the stock options was $8.1 million, which is expected to be recognized over a weighted-average period of 3.4 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

From June 12, 2021
to January 31, 2022
Risk-free interest rates	1.0%
Expected dividend yield	—
Volatility factor	30 - 31%
Expected lives (years)	6.1
Weighted average fair value of options granted	$3.36

Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than restricted stock units granted to our non-employee directors, which vest upon the earlier of the anniversary of the grant date and the Company’s next annual meeting of stockholders, restricted stock units generally vest ratably over a three or four-year period, subject to continued employment through each anniversary. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following table summarizes the RSU activity for the period from June 12, 2021 to January 31, 2022:

			Weighted-	Aggregate
			Average Grant	Intrinsic Value
	Shares		Date Fair Value	(in thousands)
Unvested balance, June 11, 2021
Granted	5,726,354		$10.29
Vested	(333,334)		10.75	
Forfeited	(301,168)		10.27	
Unvested balance, January 31, 2022	5,091,852		$10.26	$37,782

The total unrecognized stock-based compensation costs related to RSUs was $47.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table summarizes the MBRSU activity for the period from June 12, 2021 to January 31, 2022:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, June 11, 2021
Granted	1,241,978	$8.45
Vested	—	 —	
Forfeited	(146,000)	 8.60	
Unvested balance, January 31, 2022	1,095,978	$8.43	$8,132

The total unrecognized stock-based compensation costs related to MBRSUs was $6.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance-based Restricted Stock Units

The Company issued 49,876 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 to January 31, 2022. The awards vest upon the achievement of specified corporate goals. As of January 31, 2022, $0.1 million in stock-based compensation expense has been recognized based on the expected outcomes and service periods of these awards.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
Cost of revenues	$—	$—	$—	$—	$—
Content and software development	895	—	—	—	6
Selling and marketing	2,043	—	—	—	77
General and administrative	11,726	—	—	—	—
Total	$14,664	$—	$—	$—	$83

Stock-based compensation expense for the period of February 1, 2021 to June 11, 2021 includes $2.8 million attributable to 1,000,000 warrants issued to the chief executive officer that vested on June 11, 2021 upon completion of the merger and his commencement of employment with the Company.

(20) Revenue

Revenue Components and Performance Obligations

Subscription services

The Company offers (i) subscriptions for its content offerings, which includes hosted tools that allow users to access and consume its content offerings and (ii) hosted versions of its SumTotal offerings. The Company’s subscription contracts include standard terms and conditions and typically have terms between one and three years. Annual contracts are usually non-cancellable and non-refundable whereas multi-year contracts sometimes allow customers to cancel early at certain anniversary dates. Billing is usually in advance of services being provided, with payments typically due 30 to 60 days from service commencement.  The Company’s subscription arrangements usually do not provide customers with the right to take possession of the software and, as a result, are accounted for over time as service arrangements. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfill its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer.

Virtual, on-demand and classroom

The Company’s Global Knowledge offerings consist of virtual, on-demand and classroom revenue. Billing is usually in arrears after services have been provided, with payments typically due 30 to 60 days from service delivery.  In some instances, enterprise customers will prepay for expect usage.  Each course represents a distinct performance obligation and revenue is recognized over the length of the training, which is typically less than five days.

Professional services

The Company provides a variety of professional services that generally consist of implementation, integration, consulting and custom content creation services. Most of the Company’s professional service engagements are short in duration, performed on a fixed fee basis with a standard contract with governing terms and conditions. Billing is usually in advance of services being provided, with payments typically due 30 to 60 days from service commencement, however, some customers will negotiate a final milestone billing upon completion of the project. Each service deliverable generally represents a distinct performance obligation and revenue is recognized over time, typically in proportion of the total hours incurred as a percentage of total estimated hours required to complete the project.

Perpetual software licenses, hardware and other

While less common and decreasing in favor of SaaS offerings, the Company also offers perpetual licenses for some of its SumTotal product offerings. The Company also, from time to time, resells off the shelf hardware that works in conjunction with certain of its SumTotal solutions. The Company sells these products to customers under a contract and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Software maintenance

For customers that previously purchased a perpetual software license for one of the Company’s SumTotal products, the Company offers software maintenance. Software maintenance contracts are provided under the Company’s standard terms and conditions and typically have terms of one year of more. Billing is usually in advance of services being rendered, with payments typically due 30 to 60 days from service commencement. Software maintenance contracts include stand-ready performance obligations to provide software updates, bug fixes and call support. Software maintenance contract performance obligations are satisfied over time and revenue is recognized ratably over the term of the support contract.

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the period from June 12, 2021 to January 31, 2022 (Successor), the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal year ended January 31, 2020 (Predecessor (PL)), (in thousands):

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020	January 31, 2020
SaaS and subscription services	$255,432	$119,233	$93,205	$234,766	$439,791
Software maintenance	11,868	5,984	4,770	12,079	23,982
Professional services	26,302	13,495	9,546	24,499	45,661
Perpetual software licenses	1,545	924	1,241	2,486	1,885
Hardware and other	21	—	6	21	2,702
Virtual, on-demand and classroom	132,586	—	—	—	—
Total net revenues (1)	$427,754	$139,636	$108,768	$273,851	$514,021

The following table sets forth our revenues by geographic region for the period from June 12, 2021 to January 31, 2022 (Successor), the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal year ended January 31, 2020 (Predecessor (PL)), (in thousands):

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020	January 31, 2020
Revenue:
United States	$270,487	$101,884	$84,248	$217,783	$405,065
Other Americas	29,248	8,724	4,724	8,899	21,925
Europe, Middle East and Africa	111,946	19,729	13,934	32,788	61,321
Asia-Pacific	16,073	9,299	5,862	14,381	25,710
Total net revenues (1)	$427,754	$139,636	$108,768	$273,851	$514,021

Deferred Revenue

Deferred revenue activity for the periods through January 31, 2022 was as follows (in thousands):

Deferred revenue at January 31, 2021 (Predecessor (SLH))	$260,584
Billings deferred	109,450
Recognition of prior deferred revenue	(139,636)
Deferred revenue at June 11, 2021 (Predecessor (SLH))	$230,398

Acquisition of Skillsoft and GK	268,299
Billings deferred	486,444
Recognition of prior deferred revenue	(427,754)
Acquisition of Pluma	5,864
Deferred revenue at January 31, 2022 (Successor)	$332,853

Deferred revenue performance obligations relate predominately to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the periods through January 31, 2022 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2021 (Predecessor (SLH))	$7,584
Contract acquisition costs	6,931
Recognition of contract acquisition costs	(5,828)
Deferred contract acquisition costs at June 11, 2021 (Predecessor (SLH))	8,687

Deferred contract acquisition costs at June 12, 2021 (Successor)	—
Contract acquisition costs	30,888
Recognition of contract acquisition costs	(13,971)
Deferred contract acquisition costs at January 31, 2022 (Successor)	$16,917

(21) Fair Value Measurements

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2022 and are categorized using the fair value hierarchy (in thousands):

	Total	(Level 3)

Private Placement Warrants – Sponsor	$28,199	28,199
Total liabilities recorded at fair value	$28,199	28,199

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the Period from
February 1, 2021
to June 11, 2021
Balance as of January 31, 2021 (Predecessor (SLH))	$900
Unrealized gains recognized as other income	(900)
Balance as of June 11, 2021 (Predecessor (SLH))	$—

For the Period from
June 12, 2021
to January 31, 2022
Balance as of June 12, 2021 (Successor)	45,640
Unrealized losses recognized as other income	(17,441)
Balance as of January 31, 2022 (Successor)	$28,199

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

	June 11, 2021	January 31, 2022
Risk-free interest rates	0.76%	1.54%
Expected dividend yield	—	—
Volatility factor	31%	43%
Expected lives (years)	5.0	4.4
Value per unit	$2.80	$1.73

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of October 31, 2021, approximate their fair value because of the short maturity of those instruments.

The Company considered the fair value of its external borrowings and believes their carrying values approximate fair value at January 31, 2022 based on the timing of the July 2021 Term Loans.

(22) Segment Information

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

The following table presents summary results for each of the businesses for the period from June 12, 2021 to January 31, 2022 (Successor), the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)), the period from August 28,

2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal year ended January 31, 2020 (Predecessor (PL)), (in thousands):

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020	Fiscal year ended
	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020	January 31, 2020
Skillsoft
Revenues	$215,473	$101,434	$72,425	$196,238	$362,503
Operating expenses	253,286	137,882	158,671	398,178	637,658
Operating loss	(37,813)	(36,448)	(86,246)	(201,940)	(275,155)
SumTotal
Revenues	79,695	38,202	36,343	77,613	151,518
Operating expenses	68,364	38,377	49,269	205,483	279,579
Operating income (loss)	11,331	(175)	(12,926)	(127,870)	(128,061)
Global Knowledge
Revenues	132,586	—	—	—	—
Operating expenses	149,372	—	—	—	—
Operating loss	(16,786)	—	—	—	—
Consolidated
Revenues	427,754	139,636	108,768	273,851	514,021
Operating expenses	471,022	176,259	207,940	603,661	917,237
Operating loss	(43,268)	(36,623)	(99,172)	(329,810)	(403,216)
Total non-operating (expense) income	15,591	471	3,476	1,373	(5,120)
Interest expense, net	(24,272)	(16,820)	(19,960)	(168,341)	(429,657)
Reorganization items, net	—	—	—	3,329,245	—
Benefits from (provision for) income taxes	5,143	3,708	21,934	(68,455)	(11,212)
Net (loss) income	$(46,806)	$(49,264)	$(93,722)	$2,764,012	$(849,205)

SumTotal segment revenue for the period from June 12, 2021 through January 31, 2022 includes content-related revenue of $5.0 million, attributable to cross selling for customers that use the SumTotal platform to consume Skillsoft content.

Skillsoft segment depreciation for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020 was $1.8 million, $1.8 million, $2.0 million, $2.7 million and $5.0 million, respectively.

SumTotal segment depreciation for the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the fiscal years ended January 31, 2020 was $2.8 million, $1.8 million, $1.6 million, $3.1 million and $4.7 million, respectively.

Global Knowledge segment depreciation for the period from June 12, 2021 through January 31, 2022 (Successor) was $2.0 million.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of January 31, 2022 and January 31, 2021 (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021

Skillsoft	$1,651,166	$1,398,379
SumTotal	226,856	147,358
Global Knowledge	344,902	—
Corporate	 —	 —
Consolidated	$2,222,924	$1,545,737

The following table sets forth the Company’s long-lived tangible assets by geographic region as of Jnauary 31, 2022 and January 31, 2021 (in thousands):

	Successor	Predecessor (SLH)
	January 31, 2022	January 31, 2021

United States	$14,735	$10,613
Ireland	313	609
Rest of world	3,036	2,558
Total	$18,084	$13,780

(23) Net Loss Per Share

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except number of shares and per share data):

	Fiscal 2022		Fiscal 2021
	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)	Predecessor (PL)
	From	From	From	From
	June 12, 2021	February 1, 2021	August 27, 2020	February 1, 2020
	to Januar 31,	to June 11,	to Januar 31,	to August 27,	Fiscal year ended
	2022	2021	2021	2020	January 31, 2020
Net loss	$(46,806)	$(49,264)	$(93,722)	2,764,012	(849,205)

Weighted average common shares outstanding:
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	*	100.1	100.1
Class A – Basic and Diluted (Predecessor (SLH))	*	3,840	3,840	*	*
Class B – Basic and Diluted (Predecessor (SLH))	*	160	160	*	*
Ordinary – Basic and Diluted (Successor)	133,143	*	*	*	*

Net loss per share class (Predecessor (SLH) only)
Net loss for Class A		$(47,293)	$(89,973)
Loss on modifications of terms of participation rights held by Class B shareholders and warrants		—	(5,900)
Net loss attributable to Class A		$(47,293)	$(95,873)

Net loss for Class B		$(1,971)	$(3,749)
Gain on modifications of terms of participation rights held by Class B shareholders and warrants		—	5,900
Net income attributable to Class B		$(1,971)	$2,151

Net loss per share:
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	*	$27,612.51	$(8,483.57)
Class A – Basic and Diluted (Predecessor (SLH))	*	$(12.32)	$(24.97)	*	*
Class B – Basic and Diluted (Predecessor (SLH))	*	$(12.32)	$13.44	*	*
Ordinary – Basic and Diluted (Successor)	$(0.35)	*	*	*	*
*	Not Applicable

Potential common shares related to participating rights in Notional Units in Evergreen have been excluded as the income generated for period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) is attributable to gains recognized upon emergence of bankruptcy, which the Notional Units did not participate in as they were cancelled at that time. Potential common shares related to participating rights in Notional Units in Evergreen for the fiscal year ended January 31, 2020 (Predecessor (PL)) are excluded from earnings per share as they are contingently issuable and the impact would be anti-dilutive.

Warrants to purchase 705,882 common shares have been excluded from the Predecessor (SLH) period since, for periods of losses, the impact would be anti-dilutive and, for periods of income, no shares would be added to diluted earnings per share under the treasury stock method as the strike price of these awards are above the fair market value of underlying shares for all periods presented.

During the period from June 12, 2021 to January 31, 2022 (Successor), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Successor	Predecessor (SLH)

Warrants to purchase common shares	61,967	706
Stock Options	2,826	—
RSU’s	6,558	—
Total	71,351	706

(24) Related Party Transactions

Predecessor (SLH) Related Party Transactions

Upon emergence from Chapter 11 on August 27, 2020, the Company’s exit credit facility consisting of $110 million of First Out Term Loans and $410 million of Second Out Term Loans was financed in whole by the Company’s Class A shareholders. Class A shareholders had the ability to trade their debt positions independently from their equity positions, however, the substantial majority of First Out and Second Out term loans were held by Class A shareholders. In connection with the Company’s refinancing on July 16, 2021, the First and Second Out terms loans were repaid in full.

Successor Related Party Transactions

Strategic Support Agreement

In connection with the closing of the Skillsoft Merger on June 11, 2021, the Company entered into a strategic support agreement with its largest shareholder, pursuant to which the shareholder agreed to provide certain business development and investor relations support to the Company for one year after closing of the transaction.

Agreements with Affiliated Entities

Our largest shareholder has a broad portfolio of investments, within and outside of Ed-tech, where they control or exert influence over such investments through ownership and in some cases board seats.

On December 10, 2022, Skillsoft entered into a distribution and resale agreement with a company that is majority-owned by our largest shareholder and its affiliates.  On February 18, 2022, SumTotal entered into a reseller agreement with a portfolio company of our largest shareholder that also has a common board member.   Due to the timing of these two new agreements, no consideration was due to either party for the fiscal year ended January 31, 2022.

The Company also entered into an agreement for a technical partnership with a portfolio company of our largest shareholder that also has a common board member that includes a collaboration for an interface between Percipio and their products.  Neither party is due any consideration under this agreement.

Agreements with Largest Shareholder

In December 2021, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder and their affiliates for $0.7 million over three years.

Codecademy Transaction

Our largest shareholder also owned an interest in Codecademy which we acquired on April 4, 2022, as discussed in Note 25 and elsewhere.

Consulting Services

In December 2021, Skillsoft engaged The Klein Group, LLC (the “Klein Group”) to act as a consultant to advise the Company of a potential transaction with Codecademy, to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, Skillsoft paid the Klein Group a transaction fee equal to $2.0 million in connection with the Codecademy Merger. Michael Klein, a member of our Board, is the Chief Executive Officer of the Klein Group and the Klein Group is closely affiliated with our second largest shareholder.

(25) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of January 31, 2022 through the date this Annual Report on Form 10-K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2022, and events which occurred subsequently but were not recognized in the financial statements.  The Company notes the following.

On December 22, 2021, the Company announced a definitive agreement to acquire Codecademy, a leading online learning platform for technical skills (the “Merger Agreement”). Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. The Codecademy Merger closed on April 4, 2022 for total consideration of approximately $390.3 million, consisting of the issuance of 30,374,427 common shares and a cash payment of $207.6 million. Upon closing, the Company also issued 3.6 million time-based restricted stock units to Codecademy employees with a weighted average of 2.9 years. The cash portion of the consideration was funded through the combination of the issuance of $160.0 million of term loans under our existing term loan facility and cash on hand.  The $160 million of additional term loan borrowings included an original issue discount of $2.8 million and a six month call penalty of 1.0%.  The issuance converted the interest of the entire term loan facility to a rate equal to the secured overnight financing rate (“SOFR”) plus a margin of 5.25% (subject to a SOFR floor of 0.75%).  The maturity date and all other terms of the additional borrowing of $160.0 million are identical to the existing facility.

In connection with the closing of the Codecademy Merger, the Company entered into a Registration Rights Agreement, dated as of April 4, 2022, with certain former equity holders of Codecademy, that received a portion of the merger consideration, which consists of all shares of Codecademy’s common stock and preferred stock issued and outstanding immediately prior to the effective time of the Codecademy Merger which were converted automatically into the right to receive a portion of the aggregate consideration, in shares of Class A common stock of the Company (the “RRA Holders”). Pursuant to the Registration Rights Agreement, among other things, the Company (a) is required to file with the SEC a registration statement registering for public resale the shares of the Company’s Class A common stock received by the RRA Holders as part of the Codecademy Merger and (b) will grant certain RRA Holders certain demand and piggyback registration rights. The RRA Holders (other than the Founder Holder (as defined in the Registration Rights Agreement)) may not sell any Registrable Securities (as defined in the Registration Rights Agreement) for the period beginning on the date hereof and ending on the date that is 180 days following the date hereof, except as otherwise permitted by the Registration Rights Agreement. The Founder Holder may not sell any Registrable Securities for the period beginning on the date hereof and ending on the earlier of (i) the second anniversary of the date hereof and (ii) a change of control, as defined in the Company’s 2020 Omnibus Incentive Plan (such period, the “Founder Lock-up Period”), except as otherwise permitted by the Registration Rights Agreement; provided, however, that, pursuant to the terms of the Registration Rights

Agreement, the Founder Lock-Up Period may be deemed to have ended with respect to up to fifty percent (50%) of all Registrable Securities held by the Founder Holder subject to certain conditions provided thereunder.

In connection with the closing of the Codecademy Merger, Skillsoft Finance II, Inc., a Delaware corporation (“Borrower”) entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Borrower, Skillsoft Finance I, Inc., a Delaware corporation (“Holdings”), certain subsidiaries of Borrower, as guarantors, Citibank N.A., as administrative agent (the “Agent”), and the financial institutions parties thereto as Term B-1 Lenders, which amends that certain Credit Agreement, dated as of July 16, 2021 (the “Existing Credit Agreement” as amended by the First Amendment, the “Amended Credit Agreement”), among Borrower, the Agent, and the financial institutions party thereto as lenders.

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to SOFR for the existing term loans under the Existing Credit Agreement (the “Existing Term Loans” and, together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans will be subject to quarterly amortization payments of 0.25% of the principal amount. The Amended Credit Agreement requires that any prepayment of the Initial Term Loans in connection with a repricing transaction shall be subject to (i) a 2.00% premium on the amount of Initial Term Loans prepaid if such prepayment occurs prior to July 16, 2022 and (ii) a 1.00% premium on the amount of Initial Term Loans prepaid in connection with a Repricing Transaction (as defined in the Amended Credit Agreement), if such prepayment occurs on or after July 16, 2022 but on or prior to January 16, 2023. The proceeds of the Term B-1 Loans shall be used by the Company to finance, in part, the Mergers, and to pay costs, fees, and expenses related thereto.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Borrower’s personal property as well as those assets of each subsidiary guarantor.

(26) Quarterly Results of Operations (unaudited)

On October 28, 2021, the FASB issued ASU 2021 08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021 08”). ASU 2021 08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Accounting Standards Codification Topic 606, rather than the prior requirement to record deferred revenue at fair value. ASU 2021 08 allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. The Company elected to adopt ASU 2021 08 on a retrospective basis, effective at the beginning of the Successor period on June 11, 2021 which resulted in changes in the Successor information for the period from June 12, 2021 through July 31, 2021. The revised information for that period is shown below.

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of such information.

	Successor
	Three Months	Three Months	From
	Ended	Ended	June 12, 2021
	January 31, 2022	October 31, 2021	to July 31, 2021
Revenues:
Total revenues	$166,183	$170,559	$91,012
Operating expenses:
Costs of revenues	49,517	48,891	28,006
Content and software development	20,367	16,437	9,878
Selling and marketing	43,938	39,938	22,234
General and administrative	26,811	28,120	17,073
Amortization of intangible assets	38,835	37,064	20,023
Recapitalization and acquisition-related costs	 6,512	 3,687	 9,995
Restructuring	2,603	777	316
Total operating expenses	188,583	174,914	107,525
Operating (loss) income	(22,400)	(4,355)	(16,513)
Other (expense) income, net	(542)	(611)	(697)
Fair value adjustment of warrants	37,164	(36,838)	17,115
Interest income	64	18	12
Interest expense	(7,000)	(7,510)	(9,856)
(Loss) income before (benefit from) provision for income taxes	7,286	(49,296)	(9,939)
(Benefit from) provision for income taxes	(617)	(6,441)	1,915
Net (loss) income	7,903	(42,855)	(11,854)

(Loss) income per share:
Ordinary – Basic and Diluted (Successor)	0.06	(0.32)	(0.09)
Weighted average common share outstanding:
Ordinary – Basic and Diluted (Successor)	133,216	133,116	133,059

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Other than the implementation of certain changes commensurate with the scale of our operations subsequent to the completion of the Skillsoft Merger and the Global Knowledge Merger, there were no changes in our internal control over financial reporting covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following are biographical summaries and a description of the business experience of those individuals who serve as executive officers and directors of Skillsoft.

Name	Age	Position
Patrick Kolek	51	Chairperson of the Board
Helena B. Foulkes	57	Director
Ronald W. Hovsepian	61	Director
Lawrence Charles Illg	51	Director
Michael S. Klein	58	Director
Karen G. Mills	68	Director
Peter Schmitt	55	Director
Lawrence H. Summers	67	Director
Jeffrey R. Tarr	59	Chief Executive Officer and President, Director
Michelle Boockoff-Bajdek	52	Chief Marketing Officer
Gary W. Ferrera	59	Chief Financial Officer
Sarah Kinnick Hilty	51	Chief Legal Officer and Secretary
Kristi Hummel	49	Chief People Officer
Mark D. Onisk	49	Chief Content Officer
Apratim Purakayastha	54	Chief Technology Officer
Zachary Sims	31	General Manager, Technology & Development and President and Chief Executive Officer, Codecademy and President and Chief Executive Officer, Codecademy
Eric P. Stine	49	Chief Revenue Officer
Richard Walker	58	Chief Strategy and Corporate Development Officer and President, SumTotal

Our Executive Officers

Jeffrey R. Tarr

Jeffrey R. Tarr has served as the Company’s Chief Executive Officer and as a member of the Board of Directors since June 2021. Mr. Tarr is an experienced public company CEO and director. Over the last two decades, he has built three publicly traded, tech-enabled information companies into industry leaders. Mr. Tarr was CEO, president and a director of DigitalGlobe, a world leader in satellite imagery and geospatial intelligence, from 2011 until the sale of the company in 2017 to MDA (now Maxar Technologies). Subsequently, Mr. Tarr served as an advisor to TPG, other leading private equity firms and corporate clients, and from June through October 2019 served as CEO and a director of Solera Global Holdings Corp. Prior to DigitalGlobe, he was President & COO of IHS (now part of S&P Global) and Chairman & CEO of the publicly traded business information company, Hoover’s, Inc. (now a part of Dun & Bradstreet). Mr. Tarr began his career with Bain & Company. He received his undergraduate degree from Princeton University’s School of Public and International Affairs and his MBA from the Stanford Graduate School of Business. Mr. Tarr currently serves on the board of EchoStar and is a member of the Stanford Graduate School of Business Advisory Council. He also serves on the board of DSST Public Schools, one of the leading open enrollment school systems in the United States. Mr. Tarr previously served on the board of CEB (The Corporate Executive Board Company) until the sale of the company to Gartner in 2017. He also served as Chairman of the Stanford Graduate School of Business Management Board, co-Chair of the World Economic Forum Council on the Future of Space Technologies and co-Chair of the Annual Meeting of New Champions in Dalian China. Mr. Tarr is a member of the Council on Foreign Relations.

Michelle Boockoff-Bajdek

Michelle Boockoff-Bajdek has served as the Company’s Chief Marketing Officer since November 2019. In her role, Ms. Boockoff-Bajdek is charged with driving brand awareness and preference for the Company, and generating demand for Skillsoft’s solutions among learners, customers and partners. Ms. Boockoff-Bajdek oversees the Company’s global marketing strategy, brand strategy, customer marketing, corporate communications, demand generation, and marketing operations. She also serves as sponsor of the Company’s Customer Executive Advisory Board. Ms. Boockoff-Bajdek brings more than 25 years of marketing, branding, and strategy experience to her role. Prior to Skillsoft, she held several executive positions in the high-tech sector, including as Chief Marketing Officer of IBM Watson from October 2018 until September 2019 and as the Global Head of Marketing for The Weather Company, an IBM Business from January 2016 to October 2018. Prior to IBM, Ms. Boockoff-Bajdek served in leadership roles at Quaero, Harte-Hanks, and GN Netcom. Ms. Boockoff-Bajdek holds a Master of Science degree from Simmons University.

Gary W. Ferrera

Mr. Ferrera has served as the Company’s Chief Financial Officer since September 2021 and previously held CFO roles at a number of public and private companies. Prior to Skillsoft, Mr. Ferrera served as Chief Financial Officer at Cardtronics from November 2017 through June 2021 and at DigitalGlobe, Inc. from early 2015 through 2017.  Prior to those roles, Mr. Ferrera also served as Chief Financial Officer at several other companies, including Intrawest Resorts; Great Wolf Resorts; National CineMedia Inc.; and iesy/Unity Media. Earlier in his career, he developed M&A and capital markets expertise as an investment banker at Citigroup and Bear Stearns in both London and New York City. He also previously served as an international tax consultant with Arthur Andersen. He holds a Bachelor of Science degree in Accounting, magna cum laude, from Bentley University and an MBA from the Kellogg School of Management at Northwestern University.

Sarah Kinnick Hilty

Sarah Kinnick Hilty has served as the Company’s Chief Legal Officer since June 2021. In her more than 25 years of experience practicing corporate law,  Ms. Hilty served as Executive Vice President, General Counsel, and Secretary for National CineMedia, Inc. from January 2020 to 2021 and as Senior Vice President, General Counsel, and Secretary from February 2018 to January 2020 where she was responsible for all legal matters. Ms. Hilty previously served as Deputy General Counsel for CH2M Hill Companies, Ltd. While at CH2M, Ms. Hilty led a team that was responsible for global legal corporate enterprise matters including mergers, acquisitions, and divestitures, securities compliance, treasury and finance activities, real estate, and board and subsidiary governance. Ms. Hilty began her career at Hogan & Hartson (now part of Hogan Lovells) in the Business and Finance Group and became a partner in 2004. During her time at the firm, Ms. Hilty focused on mergers and acquisitions, strategic joint ventures and corporate finance for a broad array of clients. Ms. Hilty holds a Juris Doctorate from Stanford Law School, with distinction, and a Bachelor of Science in Business Administration from the University of Colorado Boulder, summa cum laude. Ms. Hilty has served on the board of Volunteers of America Colorado since October 2014.

Kristi Hummel

Kristi Hummel has served as the Company’s Chief People Officer since September 2021. Prior to joining Skillsoft, Ms. Hummel held a variety of roles at Dell Technologies starting in 2016. Ms. Hummel most recently served as a Senior Vice President of Human Resources at Dell Technologies, where she led the Talent and Culture organization. Ms. Hummel previously led Dell’s global Human Resources team, supporting the Services & Digital organizations, Marketing organization, Chief Customer Office, and Virtustream. Prior to that, Ms. Hummel led the Organization Design, Change Management, and Culture workstreams for the Dell and EMC Corporation merger.  Earlier in her career, Ms. Hummel served as Chief Human Resources Officer of VCE, a high-growth, category-creator converged networking company, and served as Vice President, Human Resources Operations at EMC, where Ms. Hummel led multiple M&A integrations and was responsible for providing thought leadership in compensation and benefit design, talent and retention strategies, and workforce planning programs. Ms. Hummel serves on the Board of Trustees for Boston’s Museum of Science as Chair of the Compensation Committee and Co-Chair of the DEI task force. She holds a Bachelor of Business Administration & Management and a Master of Business Administration from Babson College.

Mark D. Onisk

Mark D. Onisk has served as the Company’s Chief Content Officer since January 2018. Mr. Onisk has held various titles with Skillsoft since 2011, including Senior Vice President, Skillsoft Books; Vice President, Strategic Business Development; and Vice President, Content Production. Mr. Onisk held various leadership titles with Element K (Skillsoft’s predecessor) from 2000 to 2011. Mr. Onisk holds a Bachelor of Science degree in Finance and Economics from SUNY Brockport and a Master of Business Administration degree from the Rochester Institute of Technology.

Apratim Purakayastha

Apratim Purakayastha has served as the Company’s Chief Technology Officer since 2019. Mr. Purakayastha served as Chief Operating Officer of SumTotal Systems, LLC from 2016 to 2019. Mr. Purakayastha previously served as General Manager and Senior Vice President of SaaS at SevOne where he was responsible for its on-demand/SaaS business segment, after holding the position of Senior Vice President Engineering. Prior to SevOne, Mr. Purakayastha held senior technology positions including Group President at ACI Worldwide and Director of Software at IBM. Mr. Purakayastha holds a Doctor of Philosophy degree in Computer Science from Duke University, a Master of Science degree in Computer Science from Washington State University and a Bachelor of Science degree in Computer Science from Jadavpur University, India.

Zachary Sims

Zachary Sims joined the Company in 2022 as General Manager, Technology & Development and President and Chief Executive Officer, Codecademy. Mr. Sims was the co-founder and CEO of Ryzac, Inc. (dba Codecademy), a leading online learning platform for technical skills. Since its founding in 2011, Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. Mr. Sims also serves as a Venture Partner at Bowery Capital, an early-stage SaaS venture fund, and as an advisor to Bloomberg Beta, Bloomberg LP’s venture fund. Previously, Zach worked at GroupMe (acquired by Skype) and drop.io (acquired by Facebook). He was a Columbia University student before dropping out to found Codecademy.

Eric P. Stine

Eric P. Stine has served as the Company’s Chief Revenue Officer since June 2021. A global technology executive with extensive strategy and growth experience, Mr. Stine previously served as Chief of Staff for the President of Global Sales, Services and Customer Engagement at SAP from 2016 to 2021, where he supported global go-to-market strategy and operations. Prior to that, he was Chief Revenue Officer at Qualtrics and Chief Innovation Officer for SAP America. Earlier in his career, Mr. Stine held positions of increasing seniority at SAP, Ciber, Virtustream and Blackboard. Mr. Stine is a member of the Dean’s Advisory Board at Boston University School of Law and founder of the Eric & Neil Stine-Markman Scholarship, the first permanent endowment to dedicate scholarship funds to the LGBTQ+ community. Mr. Stine also plays active board and fundraising roles for Broadway Cares/Equity Fights AIDS, Yale Pediatrics and Northwestern University. Mr. Stine holds a Juris Doctorate from the Boston University School of Law and Bachelor of Arts in Political Science and History from Northwestern University.

Richard Walker

Richard Walker has served as the Company’s Chief Corporate Strategy and Development Officer and President, SumTotal since June 2021. Mr. Walker brings extensive strategic, financial, operational and merger and acquisition experience. Mr. Walker has served as a member of the Board of Directors at ServiceSource since October 2017, where he previously served as Chief Financial Officer from November 2018 through October 2020. Prior to joining Skillsoft, Mr. Walker was an advisor to Churchill Capital. Mr. Walker also founded The Bison Group, a private partnership that collaborates with private equity firms investing in the information services industry. Prior to that, Mr. Walker held executive leadership positions of increasing responsibility at IHS (now part of S&P Global), including Executive Vice President, Chief Financial Officer and Chief Strategy Officer, among others. In those roles, Mr. Walker built the corporate strategy and development function and led the completion of more than 60 strategic acquisitions. Mr. Walker holds an MBA from the University of Denver and a Bachelor of Science in Business from the University of Colorado, magna cum laude.

Our Non-Employee Directors

Patrick Kolek

Patrick Kolek has served as the Chair of the Board of Directors since June 2021. Mr. Kolek joined Naspers in 2014 as Chief Financial Officer, ecommerce and was appointed Group Chief Operating Officer of Naspers and Prosus N.V. in July 2016. Mr. Kolek has more than 20 years’ experience in executing business growth and development strategies for hyper growth organizations. Prior to Naspers, Mr. Kolek spent 10 years at eBay, most recently as Vice President and Chief Financial Officer of eBay International and previously as the Chief Operating Officer of the eBay Classifieds Group. Prior to eBay, he worked for Novellus Systems from 1999 to 2004 as corporate controller, and he started his career within the corporate finance and audit divisions at Ernst & Young, where he worked from 1993 to 1999. Mr. Kolek currently serves as deputy chair of the Supervisory Board at Delivery Hero and a member of the board of Boats Group, a private company, and he previously served on the board of Make My Trip.  Mr. Kolek holds a B.S. in Commerce from Santa Clara University and is a certified public accountant.

Mr. Kolek was selected to serve on our board of directors and as chairperson of the board of directors due to his extensive experience setting and executing growth and development strategies.

Lawrence Charles Illg

Lawrence Charles Illg has served on the Company’s Board of Directors since June 2021.  Mr. Illg currently serves as Chief Executive Officer, Food and Edtech, for Prosus after serving as Chief Executive Officer of Prosus Ventures since 2015, where he led investments in food delivery, education, healthcare and more. He has more than 20 years of professional experience, more than a decade of experience leading global internet companies and currently serves on the board of several Prosus portfolio companies, including Udemy, Inc.  Before joining Prosus and Naspers in 2013 as the Chief Operating Officer of eCommerce, Mr. Illg was Vice President and General Manager of New Ventures at Trulia, a leading U.S. online real estate marketplace. Previously, he spent eight years as a senior executive at eBay, responsible for strategy and general management of many of its global marketplaces and classifieds assets. Prior to eBay, he spent several years as strategy advisor for leading global consumer goods companies. Mr. Illg started his career at the U.S. Federal Reserve Board and holds a B.A. in Economics and an MBA from the University of California, Berkeley.

Mr. Illg was selected to serve on our board of directors due to his broad business expertise, including significant experience in the education sector and with high growth companies.

Helena B. Foulkes

Helena B. Foulkes has served on the Company’s Board of Directors since June 2021. Ms. Foulkes also currently serves as a member of the board of Ghanian startup, mPharma as well as Harry’s, Inc., since May 2020. Ms. Foulkes also serves as the President of Harvard University’s Board of Overseers for the 2021-22 academic year.  Ms. Foulkes is a seasoned retail executive and has served as the Chief Executive Officer and a member of the board of directors of Hudson’s Bay Company (HBC), a multinational retailer, a position she held from February 2018 to March 2020, and as a member of the board of directors of Home Depot, Inc., a home improvement goods retailer, a position she held from September 2013 to October 2021. Prior to HBC, she served as Executive Vice President of CVS Health Corporation (CVS), an integrated pharmacy health care provider and retailer, and President of CVS Pharmacy, from January 2014 to January 2018. At CVS, Ms. Foulkes also served as Executive Vice President and Chief Health Care Strategy and Marketing Officer from 2011 to 2013; Executive Vice President and Chief Marketing Officer from 2009 to 2011; Senior Vice President of Health Services of CVS Pharmacy from 2007 to 2009; Senior Vice President, Marketing and Operations Services during a portion of 2007; and Senior Vice President, Advertising and Marketing from 2002 to 2007. Additionally, Ms. Foulkes held positions in Strategic Planning, Visual Merchandising, and Category Management during her 20-plus years with CVS.

Ms. Foulkes was selected to serve on our board of directors due to her extensive business experience, including public company chief executive officer experience, and marketing and board experience.

Ronald W. Hovsepian

Ronald W. Hovsepian has served on the Company’s Board of Directors since June 2021 and served as Executive Chairman of Skillsoft from July 2018 until June 2021. Mr. Hovsepian has served as Chairman of the board of Valo since June 2019. Since September 2020, Mr. Hovsepian has served as Chief Executive Officer of Indigo Ag, an agricultural technology company, and as a director since July 2019. He also has served as chair of the board, lead director, or non-executive chairman of Ansys, Inc., the global leader in engineering simulation, since October 2014. Mr. Hovsepian has been an executive partner at Flagship Pioneering, Inc., a venture capital firm focused on healthcare, since October 2018. Previously, Mr. Hovsepian served as a director of Pegasystems Inc. from January 2019 until June 2021. He was chief executive officer of Synchronoss Technologies, Inc., a telecommunications software and services company, from January to April 2017.  From 2015 to 2017 Mr. Hovsepian was a member of the board of advisors of Cloud Technology Partners. Mr. Hovsepian was President and Chief Executive Officer of Intralinks, a global provider of secure SaaS collaboration solutions and virtual data rooms, from 2011 to 2017. Prior to Intralinks, Mr. Hovsepian served as Chairman of ANN Inc., the parent company of Ann Taylor, LOFT and Lou & Grey, for ten years and served as the President and Chief Executive Officer of Novell, Inc., where he started as Executive Vice President and President, Worldwide Field Operations in 2003. Mr. Hovsepian began his career at IBM, where he held a number of management and executive positions over a 16-year period including Worldwide General Manager in IBM Marketing and Services for the Distribution Industry segment, managing product development of hardware and software, sales and marketing, and services. Mr. Hovsepian holds a Bachelor of Science degree from Boston College.

Mr. Hovsepian was selected to serve on our board of directors due to his business experience in the technology sector, public company chief executive officer experience, and public company board experience.

Michael S. Klein

Michael S. Klein has served on the Company’s Board of Directors  since June 2021 and served as director for Churchill, the predecessor listed company, since June 2019. Mr. Klein is also the Founder and Chief Executive Officer of Churchill Capital vehicles. Mr. Klein currently serves as Managing Partner of M. Klein and Company, a leading global financial and strategic advisory firm he founded in 2012 that provides its clients a variety of advice tailored to their objectives. Mr. Klein currently serves as Chief Executive Officer, President, and Chairman of the Boards of Directors of Churchill Capital Corp V, Churchill Capital Corp VI, and Churchill Capital Corp VII, each of which is a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC. Mr. Klein also currently serves on the board of directors of the following entities: Credit Suisse Group AG, Credit Suisse AG, Magic Leap, TGB Europe NV, AltC Acquisition Corp., Lucid Motors and various charitable organizations. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019, and Mr. Klein served on the board of directors of Clarivate Analytics until 2020. Mr. Klein was also the founder, Chief Executive Officer, President, and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp Ill merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments, and institutional investors. Mr. Klein's background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelor of Science in Economics with concentrations in finance and accounting.

Mr. Klein is qualified to serve on our board of directors based on his significant investment banking and strategic advisory experience.

Karen G. Mills

Karen G. Mills has served on the Company’s Board of Directors since June 2021 and served as director for Churchill, the predecessor listed company, since June 2019.  Ms. Mills also serves on the boards of directors of Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII. She was previously a Director of Clarivate Plc from May 2019 until January 2021 and Churchill Capital Corp III and IV. Ms. Mills is a Senior Fellow at the Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship, and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills is the President of MMP Group since October 1993, which invests in financial services, consumer products, and technology-enabled solutions businesses. She also serves as a Director of the National Bureau of Economic Research (NBER) and is the Chair of the Advisory Committee for the Private Capital Research Institute since March 2017. Ms. Mills is a member of the Harvard Corporation, the primary governing board of Harvard University. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School.

Ms. Mills’s qualifications to serve on our board of directors include her expertise in strategic and financial matters, business structure and growth, leadership, and her significant public board experience.

Peter Schmitt

Peter Schmitt has served on the Company’s Board of Directors since June 2021 and served as director for Software Luxembourg, the Skillsoft predecessor entity, from August 2020 until June 2021. Dr. Schmitt currently serves as Industrial Advisor at EQT Partners AB and as President at MEC Advisors LLC. Dr. Schmitt is on the advisory board of ThermoAnalytics, Inc., Blume Global, Inc. (an Apollo portfolio company) and MAIT GmbH (3i portfolio company). Dr. Schmitt served on the board of Innovyze LLC (an EQT Partners portfolio company), Upchain, and Zemax LLC (EQT Partners portfolio company) until all three companies were sold in 2021. Dr. Schmitt previously served as Senior Vice President of IoT & Digital Twin, Cenit AG from 2018 to 2019. Prior to Cenit, Mr. Schmitt served as Executive Vice President of Global Sales & Operational Marketing at ESI Group from 2015 to 2017, and Vice President at Dassault Systèmes from 2000 to 2015. Dr. Schmitt holds a Doctorate degree in Manufacturing Engineering from the University of Stuttgart, Germany and holds Diplom Ingenieur (equivalent to Master of Engineering in Mechanical Engineering) from Technical University of Karlsruhe, Germany.

Mr. Schmitt was selected to serve on our board of directors due to his extensive business experience.

Lawrence H. Summers

Lawrence H. Summers has served on the Company’s Board of Directors since June 2021. Dr. Summers has served as the Charles W. Eliot University Professor & President Emeritus of Harvard University since January 2011 and is the Weil Director of the Mossavar-Rahmani Center for Business and Government at Harvard’s Kennedy School. From January 2009 to December 2010, Dr. Summers served as Director of the White House National Economic Council in the Obama Administration and served as President of Harvard University from 2001 to 2006. Dr. Summers has served in various other senior policy positions, including as Secretary of the Treasury in the Clinton Administration and Chief Economist of the World Bank. Currently, Dr. Summers serves on the board of directors of Block, Inc. since June 2011 and Doma Holdings, Inc. since September 2019. He also serves on the board of ONE and chairs the board of the Center for Global Development. Dr. Summers is an advisor to The Hamilton Project, The Hutchins Center on Fiscal & Monetary Policy, and the Peterson Institute for International Economics. He is a distinguished senior fellow at the Center for American Progress and recently co-chaired the Commission on Inclusive Prosperity. He recently launched a Task Force on Fiscal Policy with Mayor Bloomberg and chaired the Commission on Global Health. Dr. Summers also served on the board of directors of LendingClub Corporation from 2012 to 2018. Dr. Summers holds a B.S. in Economics from Massachusetts Institute of Technology and a Ph.D. in Economics from Harvard University.

Dr. Summers was selected to serve on our board of directors due to his extensive economic, financial, and business experience.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our second amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be fixed from time to time by our Board. Our Board currently consists of nine members. Our directors are divided into three classes serving staggered three-year terms. Class I, Class II, and Class III directors will serve until our annual meetings of stockholders in 2022, 2023, and 2024, respectively. At each annual meeting of stockholders, directors will be elected for three-year terms to succeed the class of directors whose terms have expired. This classification of our Board could have the effect of increasing the length of time necessary to change the composition of a majority of the Board.

Director Independence

The rules of the NYSE require that a majority of the Board be independent. An “independent director” is defined generally as a person that, in the opinion of the Board, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The Board has determined that each of Helena B. Foulkes, Ronald W. Hovsepian, Lawrence Charles Illg, Patrick Kolek, Karen G. Mills, and Lawrence H. Summers is an independent director under applicable SEC and NYSE rules.

Board Committees

The Board has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee. The rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and governance committee of a listed company be comprised solely of independent directors. Each of our audit committee, compensation committee, and nominating and governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by the Board. The charter of each committee is available on our investor relations website.

Audit Committee

The members of our audit committee are Helena B. Foulkes, Ronald W. Hovsepian, and Karen G. Mills, and Karen G. Mills serves as chair of the audit committee. Each member of the audit committee is financially literate, and the Board has determined that Helena B. Foulkes and Karen G. Mills each qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee reviews and approves related party transactions in accordance with the Company’s Related Person Transaction Policy.

Compensation Committee

The members of our compensation committee are Lawrence Charles Illg, Karen G. Mills, and Ronald W. Hovsepian, and Ronald W. Hovsepian serves as chair of the compensation committee.

Nominating and Governance Committee

The members of our nominating and governance committee are Ronald W. Hovsepian, Patrick Kolek, and Lawrence H. Summers and Patrick Kolek serves as chair of the nominating and governance committee.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the Board or compensation committee of any entity that has one or more officers serving on our Board. See the section entitled “Certain Relationships and Related Party Transactions” for information about related party transactions involving members of our compensation committee or their affiliates.

Indemnification of Directors and Officers

Skillsoft has entered into indemnification agreements with its directors and executive officers. Those indemnification agreements and Skillsoft bylaws require Skillsoft to indemnify all directors and officers to the fullest extent permitted by Delaware law against any and all expenses, judgments, liabilities, fines, penalties, and amounts paid in settlement of any claims. The indemnification agreements also provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to Skillsoft if it is found that such indemnitee is not entitled to such indemnification under applicable law.

Code of Business Conduct

Effective June 11, 2021, the Board adopted a new Code of Business Conduct and Ethics (the “Revised Code”). The Revised Code applies to all employees, officers and directors of the Company, as well as to the Company’s agents, representatives and consultants. The Revised Code was adopted to reflect what the Company considers to be current best practices and policies for an operating company and to make certain technical, administrative, non-substantive amendments to the prior Code of Business Conduct and Ethics. The adoption of the Revised Code did not relate to or result in any waiver, explicit or implicit, of any provision of the prior Code of Business Conduct and Ethics.

The above description of the Revised Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Revised Code. The Revised Code is available on the Company’s investor relations website (https://investor.skillsoft.com/) under the link “Governance.” The contents of the Company’s website are not incorporated by or made a part hereof for any purpose.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the duties and responsibilities of the Board, director independence, Board leadership structure, majority-voting Board resignation policy, executive sessions, Chief Executive Officer evaluations, management development and succession planning, director nomination, qualification and election, director orientation and continuing education, Board agenda, materials, information and presentations, director access to company employees and independent advisers, Board communication with stockholders and others, director compensation and annual Board and committee performance evaluations. A copy of our corporate governance guidelines is made available on our website.

Item 11. Executive Compensation

Introduction

This section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each material element of compensation for the fiscal year ended January 31, 2022, that we provided to our named executive officers (or NEOs) for the fiscal year ended January 31, 2022 (“fiscal 2022”) namely our principal executive officer during fiscal 2022 and the Company’s two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of the fiscal 2022 year end. As an emerging growth company, Skillsoft has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act.

Our named executive officers (or NEOs) for the fiscal year ended January 31, 2022, were as follows:

●	Jeffrey R. Tarr
●	Gary W. Ferrera
●	Apratim Purakayastha

Summary Compensation Table

The following table sets forth certain information regarding the total compensation awarded to, earned by or paid to our named executive officers for fiscal 2022 and fiscal 2021.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)(4)	Stock awards ($)(5)	Option awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	All other compensation ($)(8)	Total ($)
Jeffrey R. Tarr, Chief Executive Officer and President	2022	$477,273(2)	$114,500	$21,500,000	$3,330,000	$362,583	$2,802,168	$28,586,524
Gary W. Ferrera, Chief Financial Officer	2022	$220,455(3)	$316,617	$2,362,189	$1,332,996	--	$438	$4,232,745
							$2$4,000
Apratim Purakayastha, Chief Technology Officer	2022	$450,000	$90,925	$2,496,150	$865,060	$286,663	$4,252	$4,192,650
	2021	$450,000	$420,000	--	--	$225,000	$4,000	$1,099,000
(1)	2021 represents compensation earned by the named executive officers for the fiscal year ended January 31, 2021 (“fiscal 2021”); and 2022 represents compensation earned by the named executive officers for the fiscal year ended January 31, 2022 (“fiscal 2022”).

(2)	Mr. Tarr joined the Company in June 2021. The base salary reported for Mr. Tarr is prorated for the period of time services were provided in fiscal 2022.

(3)	Mr. Ferrera joined the Company in September 2021. The base salary reported for Mr. Ferrera is prorated for the period of time services were provided in fiscal 2022.

(4)	For Mr. Tarr, fiscal 2022 amount represents the amount paid above the 76% of target performance that was achieved based on the Company’s performance and his contributions. For Mr. Ferrera, fiscal 2022 amount represents a one-time $100,000 sign-on bonus received in connection with his initial appointment as Chief Financial Officer of the Company and a guaranteed minimum bonus of 100% of his annual base salary rate for fiscal year 2022, his first year at the Company, pursuant to his offer letter. For Mr. Tarr and Mr. Ferrara, the bonus amount is prorated for the period of time services were provided in fiscal 2022. For Mr. Purakayastha, fiscal 2022 amount represents the amount paid above the 76% of target performance that was achieved based on Company’s performance and his contributions. Mr. Purakayastha’s fiscal 2021 amount represents (i) a Retention Bonus Award of $200,000 earned on August 27, 2020, upon the completion of the restructuring of Skillsoft (US) Corporation and its affiliates, including the acquisition of Pointwell Limited and (ii) a Retention Bonus Award of $220,000, one-third of which was paid in March 2020 and the remaining amount was paid on January 31, 2021. Also see “Bonuses” below for more information regarding targets and achievement.

(5)	Amounts represent the aggregate grant date fair value of restricted stock units and performance based restricted stock units awarded in fiscal 2022 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures, for fiscal 2022. See “Outstanding Equity Awards at 2022 Fiscal Year-End” below for a listing of restricted stock unit and performance based restricted stock unit awards outstanding for each named executive officer as of January 31, 2022. See Note 19 to our financial statements included in this annual report on Form 10-K for descriptions of the methodologies and assumptions we used to value performance based restricted stock unit awards.

(6)	Amounts represent the aggregate grant date fair value of such awards computed in accordance with the accounting guidance for accounting for stock compensation for fiscal year 2022. See Note 19 to our financial statements included in this annual report on Form 10-K for descriptions of the methodologies and assumptions we used to value option awards.

(7)	Amounts in this column represent the annual cash incentive bonus for fiscal year 2022 based on achievement of the Bookings component at 76% of target and consideration of Adjusted EBITDA and Content Revenue that met or exceeded plan targets. For Mr. Tarr, the annual cash incentive amount is prorated for the period of time services were provided in fiscal 2022.

(8)	Amounts include matching 401(k) contributions provided to the named executive officers under the 401(k) Plan (as defined below) and group term life insurance premiums paid by the Company on behalf of the named executive officer, both on the same terms as provided to all of Skillsoft’s regular full-time employees. For Mr. Tarr, amount also includes $2,800,000 attributable to 1,000,000 fully vested warrants transferred to him by the Sponsor upon completion of the business combination and his commencement of employment with the Company pursuant to his warrant agreement (the “Tarr Warrant Agreement”).

Compensation Philosophy

Our compensation policies and philosophies are designed to:

●	attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, creating and maintaining our long-term equity value;
●	retain leaders who engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness and growth;
●	reward senior management in a manner aligned with our financial performance; and
●	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

Elements of Compensation

For fiscal 2022, the compensation for each named executive officer generally consisted of a base salary, annual cash bonus, equity compensation, standard employee benefits, and a retirement plan. These elements (and the amounts of compensation and benefits under each element) were selected based on ensuring market competitiveness and because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success. Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Base Salary

The named executive officers receive a base salary to compensate them for services rendered to the Company. Their base salary is subject to increase and will be reviewed for market competitiveness, from time to time, in the discretion of our Board or the Compensation Committee of our Board, as appropriate. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and alignment to market. Each named executive officer’s initial base salary was provided in his employment agreement. The actual base salaries paid to each named executive officer for fiscal 2022 and fiscal 2021, as applicable, are set forth above in the “Summary Compensation Table” under the column entitled “Salary”.

Bonuses

We have a bonus plan pursuant to which we provide annual cash bonuses to our named executive officers based on achievement of specified performance goals. Each of our named executive officers is eligible to receive an annual cash incentive bonus, as described in their respective employment agreements. For fiscal 2022, performance targets for our named executive officers were based on achievement against a Bookings target, with Adjusted EBITDA and Content Revenue used as plan protection metrics. Such targets were: $739 million in Bookings, $165 million in Adjusted EBITDA, and $336 million Content Revenue. The targets were intended to be stretch targets, including the Bookings target which was set above the Company’s initial acquisition model target.

Based on fiscal 2022 performance, the named executive officers earned a 76% payout. The Compensation Committee exercised its discretion and approved a payout at 100% of target performance for Mr. Tarr and Mr. Purakayastha in recognition of the Company’s performance and their extraordinary efforts over the last year in connection with the Company’s first year as a public company, the execution and integration of two acquisitions, and the signing of a third significant acquisition. Mr. Ferrera received a payout of 100% based on the guaranteed payout provided under his offer letter. For more detail, see the Notes 4 and 7 to the Summary Compensation Table above and “Employment Arrangements with Named Executive Officers” below.

In addition, on occasion, and at the sole discretion of the Board or the Compensation Committee, additional bonuses may be granted to our named executive officers in recognition of special events or achievements, such as the closing of a transaction, a sign-on bonus, or a retention bonus, which are evidenced by an employment agreement, offer letter, or specific bonus agreement between the Company and such named executive officer, as applicable.

The amounts paid to our named executive officers in respect of bonuses for fiscal 2022 and fiscal 2021, as applicable, are set forth above in the “Summary Compensation Table” under the column entitled “Bonus” and “Non-Equity Incentive Plan Compensation” with accompanying footnotes.

Equity Compensation

We maintain an equity incentive plan, the 2020 Omnibus Incentive Plan, referred to below as the 2020 Plan, For more detail, see “2020 Omnibus Incentive Plan” below. For fiscal 2022, equity grants were determined based on market competitiveness, with a key focus on longer term retention (RSU) and a strong link to company performance (PSU and Options). The amounts paid to each named executive officer in respect of equity compensation under our 2020 Plan for fiscal 2022 and fiscal 2021, as applicable, are set forth above in the “Summary Compensation Table” under the columns entitled “Stock Awards” and “Option Awards” with accompanying footnotes.

2020 Omnibus Incentive Plan

In connection with the Merger, we adopted a new equity incentive plan, the Skillsoft Corp. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan facilitates the grant of cash and equity incentives to directors, employees (including our named executive officers), and consultants of the Company and enables our Company to obtain and retain services of these individuals, which is essential to our long-term success.

The types of awards available under the 2020 Plan include any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Other Equity-Based Award and Cash-Based Incentive Award. All awards granted under the 2020 Plan will be represented by an award agreement between the Company and such eligible employee under the 2020 Plan.

The 2020 Plan provides that in connection with any Adjustment Event (as defined in the 2020 Plan) that is a change in control, the Compensation Committee may, in its sole discretion, provide for any one or more of the following:

(i)     substitution or assumption of, acceleration of the vesting of, exercisability of, or lapse of restrictions on, any one or more outstanding awards; and

(ii)     cancellation of any one or more outstanding awards and payment to the holders of such awards that are vested as of such cancellation (including, without limitation, any awards that would vest as a result of the occurrence of such event but for such cancellation or for which vesting is accelerated by the Compensation Committee in connection with such event pursuant to clause (i) above), the value of such awards, if any, as determined by the Compensation Committee (which value, if applicable, may be based upon the price per share of Class A common stock received or to be received by other stockholders of the Company in such event), including, without limitation, in the case of an outstanding Option or SAR, a cash payment in an amount equal to the excess, if any, of the Fair Market Value (as of a date specified by the Compensation Committee) of the shares of Class A common stock subject to such Option or SAR over the aggregate Exercise Price or SAR Base Price of such Option or SAR (it being understood that, in such event, any Option or SAR having a per share Exercise Price or SAR Base Price equal to, or in excess of, the Fair Market Value of a share of Class A common stock subject thereto may be canceled and terminated without any payment or consideration therefor).

For purposes of clause (i) above, an award will be considered granted in substitution of an Award if it has an equivalent value (as determined consistent with clause (ii) above) with the original Award, whether designated in securities of the acquiror in such Change in Control transaction (or an Affiliate thereof), or in cash or other property (including in the same consideration that other stockholders of the Company receive in connection with such Change in Control transaction), and retains the vesting schedule applicable to the original Award.

Payments to holders pursuant to clause (ii) above shall be made in cash or, in the sole discretion of the Compensation Committee, in the form of such other consideration necessary for a Participant to receive property, cash, or securities (or combination thereof) as such Participant would have been entitled to receive upon the occurrence of the transaction if the Participant had been, immediately prior to such transaction, the holder of the number of shares of Class A common stock covered by the Award at such time (less any applicable Exercise Price or SAR Base Price).

Other Benefits

Skillsoft has a tax-qualified retirement savings plan, the Skillsoft Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”), under which participating employees, including our NEOs, may contribute up to the yearly statutory maximum under IRS guidelines into their 401(k) Plan accounts. In addition, under the 401(k) Plan, Skillsoft matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. Skillsoft currently makes matching contributions under the 401(k) Plan at a rate of 100% of up to 4% of eligible compensation contributed by participants with an annual cap of $4,000. The 401(k) Plan also allows Skillsoft to establish a profit sharing plan to which Skillsoft may make discretionary profit sharing contributions to the 401(k) Plan accounts for the benefit of participating employees who satisfy certain conditions in the discretion of the Board.

Our NEOs participate in the same medical benefit plans generally available to our management employees. These benefit plans include health insurance, dental and vision coverage, life insurance and disability coverage.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers as of our January 31, 2022 fiscal year end.

Option AwardsStock Awards

Name	Number of securities underlying unexercised options / warrants(#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option Expiration date	Number of shares or units of stock that have not vested ($)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units, or other rights that have not vested ($)(1)
Jeffrey R. Tarr, Chief Executive Officer and President	125,000	875,000	$10.75(2)	6/11/2031	1,666,666(6)	$12,366,662	-	-
	1,000,000		$11.50(3)	6/11/2026
Gary W. Ferrera, Chief Financial Officer	-	396,725	$10.51(4)	9/20/2031	126,863(7)	$941,323	126,863(9)	$941,323
Apratim Purakayastha, Chief Technology Officer	-	259,000	$10.75(5)	6/11/2031	129,000(8)	$957,180	129,000(10)	$957,180

(1)	Based on the closing price of our Class A common stock on January 31, 2022 of $7.42 per share.
(2)	Award of options granted on June 11, 2021 that vest in sixteen equal quarterly installments beginning September 11, 2021.
(3)	Effective at the closing of the business combination, the Sponsor transferred 1,000,000 fully vested Private Placement Warrants to Mr. Tarr in connection with his employment by the Company following the completion of the business combination.
(4)	Award of options granted on September 20, 2021 that vest 25% on September 20, 2022 and the remaining three quarters in twelve equal quarterly installments thereafter.
(5)	Award of options granted on June 11, 2021 that vest 25% on June 11, 2022 and the remaining three quarters in twelve equal quarterly installments thereafter.
(6)	Award of restricted stock units granted on June 11, 2021 that vest in twelve equal quarterly installments beginning September 11, 2021.
(7)	Award of restricted stock units granted on September 20, 2021 that vest in four equal annual installments beginning September 20, 2022.
(8)	Award of restricted stock units granted on June 11, 2021 that vest in four equal annual installments beginning June 11, 2022.
(9)	Represents the unearned portion of the performance based restricted stock unit award granted on September 20, 2021. The restricted stock units vest in four equal annual installments beginning September 20, 2022, but only if the closing price of a share of Class A common stock, as reported on the New York Stock Exchange, equals or exceeds $12.50 on at least 20 out of 30 consecutive trading days prior to September 20, 2025.
(10)	Represents the unearned portion of the performance based restricted stock unit award granted on June 11, 2021. The restricted stock units vest in four equal annual installments beginning June 11, 2022, but only if the closing price of a share of Class A common stock, as reported on the New York Stock Exchange, equals or exceeds $12.50 on at least 20 out of 30 consecutive trading days prior to June 11, 2025.

Employment Arrangements with Named Executive Officers

Mr. Tarr

On October 13, 2020, Churchill entered into an employment agreement with Jeffrey R. Tarr (the “Tarr Employment Agreement”) which became effective upon the closing date of the Churchill acquisition and Global Knowledge transactions that occurred on June 11, 2021 (the “Closing”) and pursuant to which Mr. Tarr will serve as our chief executive officer and a member of our Board. The Tarr Employment Agreement provides for a two-year initial term, which will be automatically extended for successive one-year periods unless either party provides at least six months’ notice of non-renewal. Pursuant to the Tarr Employment Agreement, Mr. Tarr will receive a base salary of $750,000, be eligible to earn an annual cash incentive bonus with a target and maximum equal to 100% and 200% of base salary, respectively, and be eligible to participate in health, welfare, and other benefits consistent with those offered to other senior executives of the Company. The Tarr Employment Agreement also provides that within 30 days following the Closing, Mr. Tarr will receive (i) an award of 1,000,000 options (the “Tarr Options”), each having an exercise price equal to the fair market value of a share of our Class A common stock on the date of grant, which vest ratably on a quarterly basis over a four-year period commencing on the Closing and (ii) an award of 2,000,000 restricted stock units (the “Tarr RSUs”) which will vest ratably on a quarterly basis over a three year period commencing on the Closing, in each case, subject to Mr. Tarr’s continued employment through the applicable vesting date, provided, that, upon a change in control or upon a termination due to death or disability, the Tarr Options and the Tarr RSUs shall become fully vested as of the date of such change in control or qualifying termination, as applicable, and provided, further, that the Tarr Options and Tarr RSUs shall be subject to continued vesting upon certain other termination events as described below. The Tarr Employment Agreement further provides that upon a termination by Mr. Tarr for good reason or by the Company without cause (which shall include a termination due to the Company’s nonrenewal of the employment term), Mr. Tarr will be entitled to receive, in exchange for a release of claims against the Company and subject to Mr. Tarr’s continued compliance with the restrictive covenants set forth in the Tarr Employment Agreement, severance and benefits consisting of: (i) a payment equal to two times the sum of (A) the base salary and (B) target annual cash incentive for the year in which termination occurs, payable in substantially equal installments over the twenty-four month period following the date of termination in accordance with normal payroll practices, (ii) a bonus payment equal to the annual cash incentive for the year in which termination occurs based on actual performance and prorated to reflect the period of the fiscal year that has lapsed as of the date of termination, payable at the same time when bonuses are ordinarily paid by the Company and (iii) continued vesting of Mr. Tarr’s then-outstanding equity awards for the twelve-month period following the date of termination. The Tarr Employment Agreement contains restrictive covenants including: (i) a perpetual confidentiality covenant, (ii) a non-solicitation of employees and customers covenant, a non-hire of employees covenant and a non-competition covenant, each of which applies during the employment term and for twelve months thereafter and (iii) a mutual non-disparagement covenant that applies during the employment term and for five years thereafter.

Mr. Ferrera

On August 3, 2021, the Company entered into an offer letter with Mr. Ferrera to serve as our chief financial officer, effective September 20, 2021 (the “Start Date”). The offer letter sets forth the terms of Mr. Ferrera’s employment, including: (i) an annual base salary of $600,000; (ii) a target bonus of 100% of his base salary, subject to a maximum payout of no less than 200% of his base salary (with a fiscal 2022 bonus of at least 100% of his base salary, as prorated from the Start Date); (iii) a number of time-based restricted stock units having a grant date fair value on the Start Date equal to $1,333,333, which RSUs will vest ratably on each of the first four anniversaries of the Start Date, subject generally to continued employment through each vesting date; (iv) a number of performance-based RSUs having a grant date fair value on the Start Date equal to $1,333,333, which performance-based RSUs will be subject to both time- and performance-based vesting conditions that will lapse (a) as to the time-vesting component, ratably in annual installments over the four-year period following the Start Date, subject generally to continued employment through each vesting date; and (b) as to the performance-vesting component, subject to the Company’s stock trading at or above $12.50 per share as reported on the New York Stock Exchange for at least 20 out of 30 consecutive trading days prior to the fourth anniversary of the date of grant (the “Share Price Threshold”); (v) a number of options having a grant date fair value on the Start Date (calculated based on the Black-Scholes value) equal to $1,333,333, which options will vest (a) 25% on the first anniversary of the Start Date and (b) the remaining 75% ratably over the following 12 quarters, in each case subject generally to continued employment through each vesting date; and (vi) a sign-on bonus of $100,000 ($75,000 of which is subject to repayment if, prior the first anniversary of the Start Date, his employment is terminated by the Company for Cause or by him without Good Reason (as such terms are defined in the Agreement).

In the event Mr. Ferrera’s employment is terminated by the Company without Cause or by him for Good Reason and such termination is not within 24 months following a Change in Control (as defined in the Skillsoft Corp. 2020 Omnibus Incentive Plan), Mr. Ferrera will be entitled to: (i) continued payment of his annual base salary for the two-year period immediately following such termination, (ii) an amount equal to his annual target bonus, paid in equal installments in accordance with the Company’s usual payroll practices over the one-year period immediately following such termination, (iii) a pro-rata portion of his annual bonus for the fiscal year in which such termination occurs, based on actual performance through the termination date, (iv) payment of the full premium for COBRA coverage for the 18-month period immediately following such termination, (v) accelerated vesting of a prorated portion of the tranche of each outstanding time-based equity award that would have vested on the next scheduled vesting date following the termination date, and (vi) if the Share Price Threshold for the performance-based RSUs was achieved prior to the termination date, accelerated vesting of a prorated portion of the tranche of such performance-based RSUs for which the service condition would have been met on the next scheduled vesting date following the termination date. In the event his employment is terminated by the Company without Cause or by him for Good Reason within the 24-month period following a Change in Control, Mr. Ferrera will receive all of the above, except that (x) he will receive an amount equal to two times (rather than one times) his annual target bonus (which will be paid over two years, rather than one year) and (y) his unvested equity awards will fully (rather than partially) accelerate. The severance payments and benefits are contingent upon his execution and non-revocation of a release of claims in customary form and content and such release becoming effective not later than 60 days after the termination date. As a condition of his employment, Mr. Ferrera also entered into a Restrictive Covenants Agreement, which includes non-competition and employee non-solicitation clauses applicable during employment and for 18 months thereafter and a customer non-solicitation clause applicable during employment and for 12 months thereafter.

Mr. Purakayastha

Effective as of the Closing, the Company entered into an employment agreement term sheet with Mr. Purakayastha to serve as our Chief Technology Officer, which supersedes his previous employment agreement. The term sheet provides that Mr. Purakayastha will receive a base salary of $450,000, will be eligible to earn an annual cash bonus with a target equal to 75% of his base salary, and will be eligible to participate in the Company’s benefit plans consistent with those made available to the Company’s other senior executives. The term sheet provides for initial equity grants, which were made on the date of Closing, consisting of (i) an option to purchase 259,000 shares of Class A common stock, which will vest 25% on the first anniversary of the date of Closing and the remaining 75% ratably over the following 12 quarters, (ii) an award of 129,000 restricted stock units, which will vest ratably on each of the first four anniversaries of the date of Closing, subject to Mr. Purakayastha’s continued employment through each vesting date, and (iii) an award of 129,000 restricted stock units, which will vest ratably on each of the first four anniversaries of the date of Closing, subject to Mr. Purakayastha’s continued employment through each vesting date, but only if the closing price of a share of Class A common stock equals or exceeds $12.50 on at least 20 out of 30 consecutive trading days prior to the fourth anniversary of the date of Closing. The term sheet provides that, if Mr. Purakayastha’s employment is terminated by the Company without “cause” or by the Company for “good reason” (as such terms are defined in the term sheet), then subject to his execution of a release of claims, he will be entitled to severance benefits consisting of 12 months of base salary and benefits continuation. If the termination occurs within 12 months after a “change in control” (as defined the Company’s Incentive Plan), then Mr. Purakayastha instead will be entitled to (i) 12 months of base salary and benefits continuation, (ii) a prorated target bonus for the year of termination, (iii) a target bonus for the year of termination and (iv) accelerated vesting of outstanding equity awards. As a condition of his employment, Mr. Purakayastha also entered into a restrictive covenants agreement, which includes (i) a perpetual confidentiality covenant, (ii) a non-solicitation of employees and customers covenant and a non-competition covenant, each of which applies during employment and for 12 months thereafter, and (iii) a perpetual non-disparagement covenant.

Potential Payments Upon Termination

The employment agreements and offer letters with our NEOs provide for certain potential payments upon termination. A description of these potential payments is included under “Employment Arrangements with Named Executive Officers” above and under “2020 Omnibus Incentive Plan – Change in Control” above.

Director Compensation

Any director who is an employee receives no additional compensation for services as a director or as a member of a committee of our Board. For fiscal 2022, our director compensation consisted of cash fees and restricted stock unit awards under the 2020 Plan. The following table sets forth information concerning the compensation of our non-employee directors for fiscal 2022.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($) (2)	Total ($)
Patrick Kolek	$72,405	$199,994	$272,399
Helena B. Foulkes	$50,679	$199,994	$250,673 250,6
Ronald W. Hovsepian	$55,720	$199,994	$255,714
Lawrence Charles Illg	$38,315	$199,994	$238,309
Michael S. Klein	$31,929	$199,994	$231,923
Karen G. Mills	$54,280	$199,994	$254,274
Peter Schmitt	$31,929	$199,994	$231,923
Lawrence H. Summers	$38,315	$199,994	$238,309

(1)	Each non-employee director receives an annual cash retainer of $50,000, with an additional cash retainer of $50,000 for the chair of the board, and $25,000 for each chair of a standing committee or $10,000 cash retainer for service on a standing committee, such retainer to be paid in substantially equal quarterly installments in arrears. For fiscal 2022, the cash retainer amounts are for the period from commencement of board service on June 11, 2021 through the end of the fiscal year.

(2)	Each non-employee director was awarded 21,621 restricted stock units on December 28, 2021, for their term of service commencing June 11, 2021. The fair value of such restricted stock units was computed in accordance ASC Topic 718 excluding the effect of estimated forfeitures at $9.25 per share. All such restricted stock units are subject to vesting in full one year from the grant date, or the date of the next annual meeting of stockholders, whichever is earlier. Includes amounts deferred by certain of our non-employee directors at their election.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of shares of Class A common stock as of April 7, 2022 by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of Class A common stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership of shares of Class A common stock is based on 162,911,755 shares of Class A common stock issued and outstanding on April 7, 2022. In computing the number of shares of Class A common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of Class A common stock subject to options and warrants held by that person that are currently exercisable or exercisable within sixty (60) days of April 7, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Class A Common Stock Beneficially Owned
Name and Address of Beneficial Holder (1)	Number of Shares	Percentage of Shares
5% stockholders
MIH Learning B.V. (2)	77,916,895	43.4%
Churchill Sponsor II LLC (3)	33,550,000	18.7%
Paradice Investment Management LLC (4)	11,096,699	6.8%
Lodbrok Capital LLP (5)	8,540,344	5.2%
Named executive officers and directors:
Jeffrey R. Tarr (6)	1,501,857	*
Gary W. Ferrera	—	—
Apratim Purakayastha	—	—
Helena B. Foulkes	—	—
Ronald W. Hovsepian	—	—
Lawrence Charles Illg (7)	63,33363	*
Michael S. Klein (3)	33,550,000	18.7%
Patrick Kolek	20,000	*
Karen G. Mills	—	—
Peter Schmitt	—	—
Lawrence H. Summers	—	—
All directors and executive officers as a group (12 persons)(8):	38,980,622	21.6%

*Less than 1%

(1)	Unless otherwise noted, the address of each of the following entities or individuals is c/o Skillsoft Corp., 300 Innovative Way, Suite 201, Nashua, New Hampshire 03062.
(2)	MIH Learning B.V. (“Prosus”), as assignee of the rights and obligations of MIH Edtech Investments B.V. under the Prosus Subscription Agreement, owns the shares of Class A common stock set forth opposite its name. The number above includes 16,666,667 shares of Class A common stock that may be issued upon exercise of the warrants issued pursuant to the Prosus Subscription Agreement. Prosus is an indirect wholly owned subsidiary of Prosus N.V. Prosus N.V. is a direct subsidiary of Naspers Limited (“Naspers”). Naspers holds ordinary shares of Prosus N.V. that represent approximately 73.2% of the voting rights in respect of Prosus N.V.’s shares. As a result, shares of Class A common stock owned by Prosus may be deemed to be beneficially owned by Prosus N.V. and by Naspers. Prosus N.V. is a publicly traded limited liability company incorporated under the laws of the Netherlands. Naspers is a publicly traded limited liability company incorporated under the laws of the Republic of South Africa. The business address for Prosus is Symphony Offices, Gustav Mahlerplein 5, 1082 MS Amsterdam, 048624.

(3)	The shares beneficially owned by Churchill Sponsor II LLC (the “Sponsor”) may also be deemed to be beneficially owned by Mr. Klein who controls the managing member of the Sponsor. Certain of our other directors also hold direct and indirect economic interests in the Sponsor. The number above includes 16,300,000 shares of Class A common stock that may be issued upon exercise of the warrants. The business address for Churchill Sponsor II LLC is 640 Fifth Avenue, 12th Floor, New York, New York 10019. In accordance with the Sponsor Agreement, dated as of October 12, 2020, by and among Skillsoft, the Sponsor and the other parties thereto (the “Sponsor Agreement”), the Sponsor agreed, subject to certain exceptions, not to transfer any unvested shares of Class A common stock held by the Sponsor prior to the date such securities become vested. Pursuant to the Sponsor Agreement, 75% of such unvested shares vested on June 11, 2021, and 25% of such unvested shares shall vest at such time as certain price levels of Class A common stock are achieved in accordance with the Sponsor Agreement. In the event Skillsoft enters into a binding agreement related to certain sale transactions involving the shares of Class A common stock or all or substantially all the assets of Skillsoft (a “Skillsoft Sale”), all unvested shares of Class A common stock shall vest on the day prior to the closing of such Skillsoft Sale.

(4)	Based solely on a Schedule 13G/A of Paradice Investment Management LLC filed with the SEC on February 10, 2022 reporting shares of Class A common stock owned as of December 31, 2021. Includes (i) sole power to vote or direct to vote zero shares, (ii) shared power to vote or direct to vote 6,915,134 shares, (iii) sole power to dispose of or direct the disposition of zero shares, and (iv) shared power to dispose of or direct the disposition of 11,096,699 shares. Principal business office address listed as 250 Fillmore Street, Suite 425, Denver, CO 80206 in such filing.

(5)	Interests shown consist of (i) 6,540,344 shares of Class A common stock received as a stockholder of Software Luxembourg Holding S.A. pursuant to the Skillsoft Merger Agreement and (ii) 2,000,000 shares of Class A common stock that were issued pursuant to the Subscription Agreement, dated October 13, 2020, by and between Skillsoft and Lodbrok Capital LLP. Such shares of Class A common stock are held by certain funds and managed accounts to which Lodbrok Capital LLP serves as investment manager. The business address of such holders is 55 St. James Street, 2nd Floor, London, SW1A 1LA, United Kingdom. Voting and disposition decisions at Lodbrok Capital LLP are considered by an investment committee comprising Mikael Brantberg (as the CIO), analysts and a trader, with the power to vote or dispose of any shares resting with Mr. Brantberg. Mr. Brantberg disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest.

(6)	Interests shown consist of (i) 1,000,000 shares of Class A common stock that may be issuable upon the exercise of warrants, of which 250,000 are indirectly beneficially owned by Mr. Tarr through trusts for the benefit of his children of which his spouse is the trustee, (ii) 314,357 shares received in settlement of restricted stock units (“RSUs”) granted to Mr. Tarr in connection with the Closing, and (iii) 187,500 shares underlying options granted to Mr. Tarr in connection with the Closing that have become exercisable.

(7)	Interests shown consist of (i) 55,000 shares of Class A common stock and (ii) 8,333 shares of Class A common stock that may be issuable upon exercise of warrants, at an exercise price of $11.50 per share.

(8)	Includes 17,308,333 shares of Class A common stock issuable upon the exercise of warrants, 187,500 shares of Class A common stock issuable upon the exercise of options, and 17,657 shares Class A common stock issueable upon the vesting of restricted stock units within 60 days of April 7, 2022.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of January 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (c)
Equity compensation plans approved by security holders (1)	9,038,458	$10.76	10,374,561(3)
Equity compensation plans not approved by security holders (2)	1,000,000	$11.50	N/A
Total	10,038,458	$10.95	10,374,561

(1)	Shares reported in column (a) include 5,091,852 shares underlying restricted stock units, 1,120,854 shares underlying performance based restricted stock units, and 2,825,752 shares underlying stock options. Column (b) does not take shares underlying restricted stock units and performance based restricted stock units into account.

(2)	Comprised of 1,000,000 warrants transferred to Mr. Tarr by the Sponsor upon completion of the business combination and his commencement of employment with the Company pursuant to the Tarr Warrant Agreement.

(3)	Includes 6,652,951 shares added to the 2020 Plan pursuant to the automatic annual increase of shares issuable under the plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, during our last two completed fiscal years or currently proposed, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, including employment, termination of employment and change in control arrangements, which are described where required under “Executive Compensation”.

Senior Secured First Out Credit Term Loan & Senior Secured Second Out Term Loan

In July 2021, each of the Senior Secured Term Loan Credit Agreement (the “Senior Secured First Out Term Loan”), by and among Skillsoft Intermediate, Skillsoft Borrower, the other borrowers party thereto, the lenders party thereto, and Wilmington Savings Fund Society, FSB (WSFS), as administrative agent and the collateral agent, which provided for $110 million in principal amount of first out term loans, and Senior Secured Second Out Term Loan, by and among Skillsoft Intermediate, Skillsoft Borrower, the other borrowers party thereto, the lenders party thereto and WSFS, as administrative agent and the collateral agent, which provided for $410 million in principal amount of second out term loans, were repaid and terminated as part of entry into the Term Loan Facility in July 2021.

Churchill and Global Knowledge Transactions

On October 12, 2020, Churchill, Skillsoft, and Global Knowledge entered into the Skillsoft Merger Agreement, the Global Knowledge Merger Agreement, and the Prosus Subscription Agreement.

On June 11, 2021, the parties consummated the Skillsoft Merger and Global Knowledge Merger. In connection with the consummation of the Skillsoft Merger and Global Knowledge Merger:

•	Holders of 34,690,979 public shares sold in the Churchill IPO properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the Churchill IPO, calculated as of two business days prior to the consummation of the business combination, or approximately $10.10 per share and approximately $350.4 million in the aggregate.

•	At the effective time of the Skillsoft Merger, (i) each outstanding Skillsoft Class A share (other than shares owned by Churchill, which were automatically canceled and retired and ceased to exist, and no consideration was delivered in exchange therefor) was automatically cancelled and Churchill issued as consideration therefor (A) 6.25 shares of Churchill Class A common stock and (B) one share of Churchill Class C common stock and (ii) each outstanding Skillsoft Class B share was automatically cancelled and Churchill issued as consideration therefor 28.125 shares of Churchill Class A common stock, in each case except for any fractional shares of Churchill Class A common stock which would result from conversion (which instead were paid out in cash in accordance with the Skillsoft Merger Agreement). Immediately following the effective time of the Merger, each outstanding share of Churchill Class C common stock issued to the former holders of Skillsoft Class A shares in connection with the Merger was redeemed for a redemption price of (i) $131.51 per share in cash and (ii) $5.208 per share in incremental indebtedness under the Senior Secured Second Out Term Loan.

•	At the effective time of the Global Knowledge Merger, as consideration for the Global Knowledge Merger, 100% of the issued and outstanding equity interests of Global Knowledge converted, in the aggregate, into the right to receive warrants, each of which entitles the holders thereof to purchase one share of Churchill Class A common stock at an exercise price of $11.50 per share. The aggregate number of warrants received by the equity holders of Global Knowledge as consideration in the Global Knowledge Merger was 5,000,000. The warrants issued to the equity holders of Global Knowledge are non-redeemable and otherwise substantially similar to the private placement warrants issued to the Sponsor, in connection with the Churchill IPO.

•	On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, MIH Edtech Investments B.V. (formerly known as MIH Ventures B.V.) (“MIH Edtech Investments”), entered into the Prosus Subscription Agreement with Churchill and the Sponsor, and on February 16, 2021 MIH Edtech Investments assigned all of its rights, title and interest in and to, and obligations under, the Prosus Subscription Agreement to MIH Learning B.V. (“MIH Learning”) and MIH Learning accepted such assignments. Pursuant to the Prosus Subscription Agreement, MIH Learning subscribed for 10,000,000 newly issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the Closing, and Churchill granted MIH Learning a 30-day option to subscribe for up to the lesser of (i) an additional 40,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share or (ii) such additional number of shares that would result in MIH Learning beneficially owning shares of Class A common stock representing 35% of the issued and outstanding shares of Churchill Class A common stock on a fully-diluted and as-converted basis (excluding any warrants issued to MIH Learning pursuant to the Prosus Subscription Agreement) immediately following the consummation of the Merger (the “Prosus Maximum Ownership Amount”). On November 10, 2020, MIH Learning exercised the Option to subscribe for an additional 40,000,000 shares of Churchill Class A common stock in the Second Step Prosus Investment (or such number of shares as may be reduced pursuant to the Prosus Subscription Agreement). Churchill and MIH Learning also agreed that following the consummation of the Merger, to the extent that following the Second Step Prosus Investment, MIH Learning beneficially owned less than the Prosus Maximum Ownership Amount, MIH Learning would have the concurrent right to purchase a number of additional shares of Churchill Class A common stock, at $10.00 per share, that would result in MIH Learning maintaining beneficial ownership of at least, but no more than, the Prosus Maximum Ownership Amount. The Prosus Top-Up Right was not exercised.

•	On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the Closing of the Skillsoft Merger. Mark Klein, a Churchill director and brother of Michael Klein, manages and has an ownership interest in SuRo. The issuance of the shares of Churchill Class A common stock pursuant to the SuRo Subscription Agreement was subject to approval by Churchill’s stockholders because the number of shares of Class A common stock issuable pursuant to the SuRo Subscription Agreement, together with the shares of Class A common stock issuable pursuant to the Prosus Subscription Agreement, represents greater than 20% of the number of shares of Class A common stock outstanding before such issuance and may result in a change of control of Churchill. The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement were conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger.

•	On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger. The issuance of the shares of Churchill Class A common stock pursuant to the Lodbrok Subscription Agreement was not subject to approval by Churchill’s stockholders. The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement were conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger.

•	On November 2, 2020, the Company issued a note (the “Note”) in the principal amount of $1,500,000 to our Sponsor. The Note bore no interest and was repayable in full upon the closing of the initial business combination. The Sponsor elected to convert the full balance of the Note, in the principal amount of $1,500,000, into 1,500,000 Working Capital Warrants.

•	Prior to Closing, the Company engaged The Klein Group LLC (the “Klein Group”), an affiliate of M. Klein and Company, LLC, the Sponsor, and Michael Klein (a member of our Board), to act as our financial advisor in connection with the Skillsoft Merger, the Global Knowledge Merger, and the related private placement equity subscription agreements. Pursuant to this engagement, no fees will be payable upon the closing of the Skillsoft Merger and we will pay the Klein Group (i) an advisory fee of $4.0 million, which shall be earned upon the closing of the Global Knowledge Merger, and (ii) 2% of the principal amount raised in connection with the private placement subscription agreements (excluding any principal amount raised from an affiliate of Churchill engagement).

•	Prior to the Closing, the Company consummated the PIPE Investments and issued 53,000,000 shares of its Class A common stock and warrants to purchase 16,666,667 shares of its Class A common stock for aggregate gross proceeds of $530,000,000.

•	Leading up to the Closing, the Company made payments to an affiliate of Sponsor of a total of $20,000 per month for office space, administrative and support services.

•	Upon consummation of the Closing, the Sponsor’s 17,250,000 founders shares were automatically converted into 17,250,000 shares of our Class A common stock.

•	Effective at Closing, the Sponsor transferred 1,000,000 Private Placement Warrants to Jeffrey R. Tarr pursuant to the Tarr Warrant Agreement entered into in connection with the Tarr Employment Agreement.

Codecademy Transaction

As of February 24, 2022, Prosus owns approximately 37.5% of Skillsoft’s outstanding Class A common stock, and an affiliate of Prosus, Edtech, or an affiliate thereof, holds approximately 23.8% of the outstanding equity of Codecademy. In addition, Lawrence Illg and Patrick Kolek, members of the Board, are officers of Prosus or its affiliates, and Mr. Illg is a member of Codecademy’s Board of Directors. The transaction with Codecademy and the issuance of shares of Class A common stock in connection with the Codecademy Mergers were approved by Skillsoft’s audit committee and the Board in accordance with Skillsoft’s related party transaction policy and without the participation of Mr. Illg or Mr. Kolek. In addition, pursuant to clause (b)(ii) of NYSE Listing Rule 312.03, as a result of Prosus’ status as a Related Party (as defined in the NYSE Listed Company Manual) and ownership in both Skillsoft and Codecademy, the issuance of Class A common stock in connection with the Mergers is subject to the approval of Skillsoft’s stockholders. Based on the closing price of $6.23 per share of Class A common stock on February 24, 2022, 34,197,718 shares of Class A common stock will be issued to the Codecademy equity holders in the Codecademy Mergers, of which approximately 11 million shares will be issued to Edtech, or an affiliate thereof, the “share-only holder.”

Michael Klein, a member of our Board, is the Chief Executive Officer of Klein Group. Skillsoft engaged the Klein Group to act as a consultant in respect of a potential transaction with Codecademy, particularly to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, Skillsoft will pay the Klein Group a transaction fee equal to the greater of (i) $2 million and (ii) 0.35% of the aggregate Codecademy Merger Consideration (as defined in the Klein Group engagement letter), promptly at the closing of the Codecademy Mergers. The engagement of the Klein Group and the payment of the fees described above were approved by Skillsoft’s audit committee and the Board in accordance with Skillsoft’s related party transaction policy.

Item 14. Principal Accountant Fees and Services

The Board selected Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ended January 31, 2022. Ernst & Young LLP fees for fiscal years 2022 and 2021 were approximately:

($ in thousands)	2022	2021
Audit fees (1)	$3,195	$3,310
Audit-related fees (2)	-	-
Tax fees (3)	2,211	2,700
All other fees (4)	-	-
Total	$5,406	6,010

(1)	Audit Fees-These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and Form 10-K filings, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees-These are fees for the assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax Fees-These are fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. Fees incurred principally relate to review of tax returns, preparation of tax returns or supporting documentation and consultation with regard to various tax planning issues.

(4)	All other fees-The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in audit fees, audit-related fees and tax fees.

The Audit Committee pre-approves all services and fees to be provided by our independent registered public accounting firm for audit, audit-related, tax and all other services allowable under applicable rules and regulations. All such services and fees provided by our independent registered public accounting firm during fiscal year 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2. Financial Statement Schedules.

All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

(b). Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference in this Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

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

2.3

Agreement and Plan of Merger, dated as of December 2, 2021, by and among Skillsoft Corp., Ryzac, Inc., Skillsoft Finance II, Inc., Skillsoft Newco I, Inc., Skillsoft Newco II, LLC and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

3.2	Second Amended and Restated Bylaws of Skillsoft Corp (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

4.1*	Description of Securities.

4.2

Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.2 to Churchill’s Registration Statement on Form S-1 filed with the SEC on June 26, 2019). Specimen Warrant Certificate (included in Exhibit 4.4).

4.3

Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.1

Credit Agreement, dated as of July 16, 2021, by and among Skillsoft Finance II, Skillsoft Finance I, Inc., the lenders party thereto and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).

10.2

Offer Letter by and between Skillsoft Corp. and Gary W. Ferrera dated as of August 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on August 5, 2021).

10.3

Senior Secured Term Loan Credit Agreement, dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l., as holdings, Software Luxembourg Acquisition S.à r.l., as the parent borrower, the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.4

Senior Secured Second Out Term Loan Credit Agreement, dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l., as holdings, Software Luxembourg Acquisition S.à r.l., as the parent borrower, the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.5

Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder (incorporated by reference to Exhibit 10.1 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.6	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the

Exhibit Number	Description

Holders (incorporated by reference to Exhibit 10.2 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.7

Sponsor Support Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Insiders (incorporated by reference to Exhibit 10.3 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.9

Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V. (incorporated by reference to Exhibit 10.4 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.10

Strategic Support Agreement, dated as of October 12, 2020, by and between MIH Ventures B.V. and Churchill Capital Corp II (incorporated by reference to Exhibit 10.5 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.11

Subscription Agreement, dated as of October 13, 2020, by and between Lodbrok Capital LLP and Churchill Capital Corp II (incorporated by reference to Exhibit 10.7 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.12

Executive Employment Agreement, dated as of October 13, 2020, by and between Jeffrey R. Tarr and Churchill Capital Corp II (incorporated by reference to Exhibit 10.9 to Churchill’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.13

Sponsor Agreement Amendment, dated as of January 22, 2021, by and among Churchill, Software Luxembourg Holding S.A., Sponsor and Churchill’s directors and officers (incorporated by reference to Exhibit 10.1 to Churchill’s Current Report on Form 8-K filed with the SEC on January 28, 2021).

10.14	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.14 of Form 10-Q filed with the SEC on September 14, 2021).

10.15

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Helena B. Foulkes (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.16

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Ronald W. Hovsepian (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.17

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Lawrence C. Illg (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.18

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Michael Klein (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.19

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Patrick Kolek (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.20

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Karen G. Mills (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.21

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Peter Schmitt (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

Exhibit Number	Description

10.22

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Lawrence H. Summers (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.23

Indemnity Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.24

Amendment No. 1 to Senior Secured Term Loan Credit Agreement, dated as of October 12, 2020, by and among Software Luxembourg Intermediate S.à r.l., as holding, Software Luxembourg Intermediate S.à r.l., as the parent borrower, the other borrower party thereto, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.25

Amendment No. 1 to Senior Secured Second Out Term Loan Credit Agreement, dated as of October 12, 2020, by and among Software Luxembourg Intermediate S.à r.l., as the parent borrower, the other borrower party thereto, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.26

Joinder Agreement (to Senior Secured Term Loan Credit Agreement), dated as of June 11, 2021, by and among certain lender parties thereto, Software Luxembourg Intermediate S.à r.l., as holdings, Software Luxembourg Acquisition S.à r.l., as the parent borrower, and the other borrower party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.27

Joinder Agreement (to Senior Secured Second Out Term Loan Credit Agreement), dated as of June 11, 2021, by and among certain lender parties thereto, Software Luxembourg Intermediate S.à r.l., as holdings, Software Luxembourg Acquisition S.à r.l., as the parent borrower, and the other borrower party thereto (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.28	Form of Restricted Stock Unit Award Agreement (Time based) (incorporated by reference to Exhibit 10.24 of Form 10-Q filed with the SEC on September 14, 2021).

10.29	Form of Restricted Stock Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.25 of Form 10-Q filed with the SEC on September 14, 2021).

10.30

Restricted Stock Unit Award Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr (incorporated by reference to Exhibit 10.26 of Form 10-Q filed with the SEC on September 14, 2021).

10.31	Form of Option Award Agreement (incorporated by reference to Exhibit 10.27 of Form 10-Q filed with the SEC on September 14, 2021).

10.32

Option Award Agreement, dated as of June 11, 2021 and effective as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr (incorporated by reference to Exhibit 10.28 of Form 10-Q filed with the SEC on September 14, 2021).

10.33*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.

10.34*	Form of Non-US Restricted Stock Unit Award Agreement (Time based).

16.1	Letter from Marcum LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

21.1*	List of Subsidiaries

22.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description

31.1*

Certification of Principal Executive Officer pursuant to Rules 13a 14(a) and 15(d) 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a 14(a) and 15(d) 14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLSOFT CORP
(Registrant)
By:	/s/ Jeffrey R. Tarr
Jeffrey R. Tarr
Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date
/s/ Jeffrey R. Tarr	Chief Executive Officer and Director	April 15, 2022
Jeffrey R. Tarr	(Principal Executive Officer)

/s/ Gary W. Ferrera	Chief Financial Officer	April 15, 2022
Gary W. Ferrera	(Principal Financial Officer)

/s/ Ryan H. Murray	Chief Accounting Officer	April 15, 2022
Ryan H. Murray	(Principal Accounting Officer)

/s/ Ronald W. Hovsepian	Director	April 15, 2022
Ronald W. Hovsepian

/s/ Lawrence C. Illg	Director	April 15, 2022
Lawrence C. Illg

/s/ Helena B. Foulkes	Director	April 15, 2022
Helena B. Foulkes

/s/ Patrick Kolek	Director	April 15, 2022
Patrick Kolek

/s/ Michael Klein	Director	April 15, 2022
Michael Klein

/s/ Karen G. Mills	Director	April 15, 2022
Karen G. Mills

/s/ Peter Schmitt	Director	April 15, 2022
Peter Schmitt

/s/ Lawrence H. Summers	Director	April 15, 2022
Lawrence H. Summers