Form 10-Q
period 2022-04-30
Skillsoft Corp.
filed 2022-06-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended April 30, 2022

or

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

The number of shares of registrant’s common stock outstanding as of June 3, 2022 was 163,946,319.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2022

INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION - UNAUDITED
Item 1. Unaudited Financial Statements:	4
Unaudited Condensed Consolidated Balance Sheets as of April 30, 2022 (Successor) and January 31, 2022 (Successor)	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH))	5
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH))	6
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH))	7
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH))	9
Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	48
Item 4. Controls and Procedures	48
PART II — OTHER INFORMATION	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	32
SIGNATURES	51

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

Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for our fiscal year ended January 31, 2022 (filed April 18, 2022) and our other filings with the Securities and Exchange Commission. Actual results and events in future periods may differ materially from those expressed or implied by the forward-looking statements in this Form 10-Q.

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

Our forward-looking statements speak only as of the date made and we do not undertake to update these forward-looking statements unless required by applicable law. With regard to these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Successor
	April 30, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$75,571	$154,672
Restricted cash	5,084	14,251
Accounts receivable, less reserves of approximately $300 and $600 as of April 30, 2022 and January 31, 2022 respectively	127,259	212,463
Prepaid expenses and other current assets	49,903	45,837
Total current assets	257,817	427,223
Property and equipment, net	17,633	18,084
Goodwill	1,179,926	871,504
Intangible assets, net	939,725	869,487
Right of use assets	17,090	19,925
Other assets	15,866	15,725
Total assets	$2,428,057	$2,221,948
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$4,800
Borrowings under accounts receivable facility	27,990	74,629
Accounts payable	29,855	25,661
Accrued compensation	33,904	51,115
Accrued expenses and other current liabilities	46,550	51,017
Lease liabilities	5,486	6,895
Deferred revenue	297,447	331,605
Total current liabilities	447,636	545,722

Long-term debt	616,463	462,185
Warrant liabilities	18,093	28,199
Deferred tax liabilities	95,065	99,911
Long term lease liabilities	11,711	13,355
Deferred revenue - non-current	1,708	1,248
Other long-term liabilities	11,697	11,430
Total long-term liabilities	754,737	616,328
Commitments and contingencies	—	—
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 163,760,305 shares issued and outstanding at April 30, 2022 and 133,258,027 shares issued and outstanding at January 31, 2022	14	 11
Additional paid-in capital	1,495,820	1,306,146
Accumulated deficit	(268,872)	(247,229)
Accumulated other comprehensive (loss) income	(1,278)	970
Total shareholders’ equity	1,225,684	1,059,898
Total liabilities and shareholders’ equity	$2,428,057	$2,221,948

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Revenues:
Total revenues	$163,914	$91,701
Operating expenses:
Costs of revenues	47,634	24,521
Content and software development	22,773	16,607
Selling and marketing	44,883	28,502
General and administrative	29,720	12,362
Amortization of intangible assets	43,854	34,943
Recapitalization and acquisition-related costs	 13,442	 1,932
Restructuring	3,985	537
Total operating expenses	206,291	119,404
Operating loss	(42,377)	(27,703)
Other income (expense), net	1,003	(352)
Fair value adjustment of warrants	10,106	—
Interest income	166	10
Interest expense	(12,281)	(11,449)
Loss before benefit from income taxes	(43,383)	(39,494)
Benefit from income taxes	(21,740)	(2,089)
Net loss	(21,643)	(37,405)

Loss per share:
Class A and B – Basic and Diluted (SLH)	*	(9.35)
Ordinary – Basic and Diluted (Successor)	(0.15)	*
Weighted average common share outstanding:
Class A and B – Basic and Diluted (SLH)	*	4,000
Ordinary – Basic and Diluted (Successor)	142,209	*

*Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Comprehensive loss:
Net loss	$(21,643)	$(37,405)
Other comprehensive loss — Foreign currency adjustment, net of tax	(2,248)	(228)
Comprehensive loss	$(23,891)	$(37,633)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
					Accumulated Other
	Number of		Additional Paid-	Accumulated	Comprehensive	Total Shareholder's
	Shares	Par Value	In Capital	Deficit	Loss	Equity
Balance January 31, 2021 (Predecessor (SLH))	4,000,000	$40	$674,333	$(93,722)	$(682)	$579,969
Translation adjustment	—	—	—	—	(228)	(228)
Net loss	—	—	—	(37,405)	—	(37,405)
Balance April 30, 2021 (Predecessor (SLH))	4,000,000	40	674,333	(131,127)	(910)	542,336

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
					Accumulated Other	Total
	Number of		Additional Paid-	Accumulated	Comprehensive	Shareholder's
	Shares	Par Value	In Capital	Deficit	Income	Equity
Balance January 31, 2022 (Successor)	133,258,027	$11	$1,306,146	$(247,229)	$970	$1,059,898
Share-based compensation	—	—	6,898	—	—	6,898
Common stock issued	179,167	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(51,316)	—	(309)	—	—	(309)
Common stock issued in conjunction with Codecademy acquisition	30,374,427	3	182,547	—	—	182,550
Fair value adjustment for equity awards attributed to Codecademy acquisition	—		538	—	—	538
Translation adjustment	—	—	—	—	(2,248)	(2,248)
Net loss	—	—	—	(21,643)	—	(21,643)
Balance April 30, 2022 (Successor)	163,760,305	14	1,495,820	(268,872)	(1,278)	1,225,684

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Cash flows from operating activities:
Net loss	$(21,643)	$(37,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	6,898	—
Depreciation and amortization	2,533	2,419
Amortization of intangible assets	43,854	34,943
Change in bad debt reserve	(320)	(293)
(Benefit from) provision for income taxes – non-cash	(26,434)	(3,355)
Non-cash interest expense	415	335
Fair value adjustment to warrants	(10,106)	—
Right-of-use asset	2,836	477
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	84,107	87,373
Prepaid expenses and other current assets	(367)	(2,481)
Accounts payable	2,042	2,781
Accrued expenses, including long-term	(22,768)	(19,422)
Lease liability	(3,053)	(864)
Deferred revenue	(50,112)	(24,832)
Net cash provided by operating activities	7,882	39,676
Cash flows from investing activities:
Purchase of property and equipment	(1,613)	(386)
Internally developed software - capitalized costs	(2,286)	(1,494)
Acquisition of Codecademy, net of cash acquired	(198,633)	—
Net cash used in investing activities	(202,532)	(1,880)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	 (309)	 —
Proceeds from issuance of term loans, net of fees	157,088	—
Principal payments on capital lease obligation	—	(263)
Proceeds from accounts receivable facility, net of borrowings	(46,639)	(2,876)
Principal payments on Term loans	(1,601)	(1,300)
Net cash provided by (used in) financing activities	108,539	(4,439)
Effect of exchange rate changes on cash and cash equivalents	(2,157)	(140)
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,268)	33,217
Cash, cash equivalents and restricted cash, beginning of period	168,923	74,443
Cash, cash equivalents and restricted cash, end of period	$80,655	$107,660
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$75,571	$105,004
Restricted cash	5,084	2,656
Cash, cash equivalents and restricted cash, end of period	$80,655	$107,660

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$11,272	$11,050
Cash paid for income taxes, net of refunds	$(1,284)	$838
Unpaid capital expenditures	$260	$212
Fair value of shares issued in connection with Codecademy acquisition	$182,550	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

The Company

Skillsoft Corp. (“Successor”)

On October 12, 2020, Software Luxembourg Holding S.A. (“Software Luxembourg” or “Predecessor (SLH)”) and Churchill Capital Corp II, a Delaware corporation (“Churchill”), entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”). Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between Churchill and Software Luxembourg was effected through the merger of Software Luxembourg with and into Churchill (the “Skillsoft Merger”), with Churchill being the surviving company. At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Software Luxembourg, with nominal value of $0.01 per share (“Skillsoft Class A Shares”), outstanding immediately prior to the Effective Time, was automatically canceled and Churchill issued as consideration therefor (i) such number of shares of Churchill’s Class A common stock, par value $0.0001 per share (the “Churchill Class A common stock”) as would be transferred pursuant to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii) Churchill’s Class C common stock, par value $0.0001 per share (the “Churchill Class C common stock”), as would be transferred pursuant to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Software Luxembourg, with nominal value of $0.01 per share (“Skillsoft Class B Shares”), was automatically canceled and Churchill issued as consideration therefor such number of shares of Churchill Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Immediately following the Effective Time, Churchill redeemed all of the shares of Class C common stock issued to the holders of Skillsoft Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to the sum of $20,000,000 to be issued by the Surviving Corporation (as defined in the Skillsoft Merger Agreement) or one of its subsidiaries, in each case, pro rata among the holders of Churchill Class C common stock issued in connection with the Skillsoft Merger.

As part of the closing of the Skillsoft Merger, the Company consummated PIPE investments and issued 53,000,000 shares of its Class A common stock and warrants to purchase 16,666,667 shares of its Class A common Stock for aggregate gross proceeds of $530 million. In connection with the consummation of these investments, the Company reclassified amounts recorded for stock subscriptions and warrants which previously had been accounted for as liabilities of $78.2 million as additional paid in capital.

On June 11, 2021 (“acquisition date”), Churchill completed its acquisition of Software Luxembourg, and changed its corporate name from Churchill to Skillsoft Corp. (the “Company”). In addition, the Company changed its fiscal year end from December 31 to January 31. Also on June 11, 2021, the Company completed the acquisition of Albert DE Holdings Inc. (“Global Knowledge” or “GK” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development.

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

Successor and Predecessor Periods

The Skillsoft Merger was considered a business combination under ASC 805, Business Combinations and is accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer and Software Luxembourg Holding was determined to be the predecessor for financial reporting purposes. References to “Successor” or “Successor Company” relate to the consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor (SLH) and Global Knowledge were completed. References to “Predecessor (SLH)” relate to the consolidated financial position and results of operations of Software Luxembourg Holding between August 28, 2020 and June 11, 2021 (its last date of operations prior to the merger). Operating results for the acquired business on June 11, 2021 were credited to the Predecessor (SLH) in the accompanying consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021 were recorded in the Successor period of the consolidated statement of cash flows.

In the accompanying footnotes references to “the Company” relate to Successor and Predecessor (SLH) for the same periods.

Description of Business

The Company provides, through its Skillsoft, Global Knowledge (“GK”), and SumTotal brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, featuring one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered primarily through Percipio, the Company’s award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g. fiscal 2022 is the fiscal year ended January 31, 2022).

Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft (Successor) and Software Luxembourg (Predecessor (SLH)) and their wholly owned subsidiaries. These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no changes to these policies during the three months ended April 30, 2022.

Recently Adopted Accounting Guidance

On October 28, 2021, the Financial Accounting Standards Boards (“FASB”) issued ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Accounting Standards Codification Topic 606, rather than the prior requirement to record deferred revenue at fair value.  ASU 2021-08 allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. The Company elected to adopt ASU 2021-08 early on a retrospective basis, effective at the beginning of the Successor period on June 11, 2021.

The adoption of ASU 2021-08 also resulted in the increase of goodwill by $123.5 million attributable to the acquisitions of Software Luxembourg, Global Knowledge and Pluma Inc. during the period ended July 31, 2021, as a result of the revised measurement of deferred revenue for acquisitions.

(3) Business Combinations

(a) Software Luxembourg Holdings S.A. (“Predecessor (SLH)”)

On June 11, 2021, Software Luxembourg Holding S.A. merged with and into Churchill Capital Corp II which subsequently changed its name to Skillsoft Corp.

The Skillsoft Merger was considered a business combination under ASC  805, Business Combinations and was accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer based on its rights to nominate six members of the initial Board of Directors, the size of its voting interest and its rights to appoint the Chief Executive Officer of Skillsoft Corp. and other members of management of the combined company prior to closing.

Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarizes the purchase consideration (in thousands):

Description	Amount
Class A common stock issued	$258,000
Class B common stock issued*	48,375
Cash payments	505,000
Second Out Term Loan	20,000
Cash settlement of seller transaction costs	1,308
Total Purchase Price	$832,683

*Shares of Class B common stock were converted into Successor Class A common stock at the time of the Skillsoft Merger.

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents and restricted cash	$120,273	$—	$120,273
Current assets	118,847	706	119,553
Property and equipment	10,825	1,632	12,457
Intangible assets	769,799	(4,701)	765,098
Long term assets	18,629	—	18,629
Total assets acquired	1,038,373	(2,363)	1,036,010
Current liabilities	(49,056)	(350)	(49,406)
Debt, including accounts receivable facility	(552,977)	—	(552,977)
Deferred revenue	(123,300)	(114,047)	(237,347)
Deferred and other tax liabilities	(99,699)	15,920	(83,779)
Long term liabilities	(18,325)	1	(18,324)
Total liabilities assumed	(843,357)	(98,476)	(941,833)
Net assets acquired	195,016	(100,839)	94,177
Goodwill	637,667	100,839	738,506
Total purchase price	$832,683	$—	$832,683

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities, since the initial purchase price allocation. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Trademark/tradename – Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6	years
Courseware	186,600	5	years
Proprietary delivery and development software	114,598	2.5-7.6	years
Publishing Rights	41,100	5	years
Customer relationships	271,400	12.6	years
Backlog	60,900	4.6	years
Total	$765,098

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

The Company incurred $9.8 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related costs” in the audited consolidated statement of operations for the year ended January 31, 2022 and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2022. Approximately $4.3 million was reported in the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)) and $5.5 million was reported in the period from June 12, 2021 to January 31, 2022 (Successor).

(b) Albert DE Holdings, Inc. (“Global Knowledge” or “GK”)

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

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents	$17,524	$157	$17,681
Current assets	47,849	(2,347)	45,502
Property and equipment	5,531	1,625	7,156
Intangible assets	185,800	—	185,800
Long term assets	12,401	(3,106)	9,295
Total assets acquired	269,105	(3,671)	265,434
Current liabilities	(74,463)	10,944	(63,519)
Deferred revenue	(23,018)	(8,191)	(31,209)
Deferred and other tax liabilities	(16,934)	(8,571)	(25,505)
Long term liabilities	(4,248)	2,177	(2,071)
Total liabilities assumed	(118,663)	(3,641)	(122,304)
Net assets acquired	150,442	(7,312)	143,130
Goodwill	108,008	7,312	115,320
Total Purchase Price	$258,450	$—	$258,450

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities, since the initial purchase price allocation. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Trademark/tradename	$25,400	indefinite
Courseware	1,500	3	years
Proprietary delivery and development software	2,500	0.6	years
Vendor relationships	43,900	2.6	years
Customer relationships	112,500	10.6	years
Total	$185,800

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

The Company incurred $1.0 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related costs” in the audited consolidated statement of operations for the year ended January 31, 2022 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2022. Approximately $1.0 million was reported in the period from June 12, 2021 to January 31, 2021 (Successor). The Company incurred additional $1.5 million in GK integration related expenses in the three months ended April 30, 2022, which is included in “Recapitalization and acquisition-related costs” in the accompanying consolidated statement of operations.

(c) Ryzac, Inc. (“Codecademy”)

On April 4, 2022, the Company acquired Ryzac, Inc (“Codecademy”). Codecademy is a learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations, utilizing the acquisition method. Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarizes the purchase consideration (in thousands):

Description	Amount
Cash payments	$202,119
Class A common stock issued	182,550
Cash settlement of seller transaction costs and other	1,315
Total Purchase Price	$385,984

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Preliminary Purchase
Description	Price Allocation
Cash, cash equivalents and restricted cash	$4,262
Current assets	3,671
Property and equipment	385
Intangible assets	112,000
Total assets acquired	120,318
Current liabilities	(4,290)
Deferred revenue	(18,396)
Deferred tax liabilities	(21,615)
Total liabilities assumed	(44,301)
Net assets acquired	76,017
Goodwill	309,967
Total purchase price	$385,984

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Tradename	$44,000	13.8	years
Developed Technology	40,000	5	years
Content	18,000	5	years
Customer relationships	10,000	5.8	years
Total	$112,000

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships were valued using the income approach. The trade name was valued using the relief from royalty method. The courseware and proprietary delivery software were valued using the replacement cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of Codecademy resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to meet its long-term operating profitability objectives through achievement of synergies. The goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company incurred $7.7 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related expenses” in the accompanying consolidated statement of operations for three months ended April 30, 2022 (Successor).

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the acquisitions of Skillsoft, Global Knowledge and Codecademy had occurred on February 1, 2021 (in thousands):

Unaudited Pro Forma Statement of Operations
Three months
ended April 30,
2022
Revenue	$171,972
Net loss	(35,347)

Unaudited Pro Forma Statement of Operations
Three months
ended April 30,
2021
Revenue	$168,151
Net loss	(32,250)

The unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated on February 1, 2021.

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

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts. In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. For the Skillsoft, Global Knowledge and Pluma acquisitions that occurred during the period ended January 31, 2022, the Company continues to refine its inputs and estimates inherent in (i)  deferred income taxes, and (ii) the accuracy and completeness of contingent and other liabilities. For the Codecademy acquisition, which occurred in the three months ended April 30, 2022, the Company is still evaluating and refining inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) valuation of tangible assets and (iv) the accuracy and completeness of liabilities.

(4) Intangible Assets

Intangible assets consisted of the following (in thousands):

	April 30, 2022 (Successor)				January 31, 2022 (Predecessor (SLH))
	Gross			Net	Gross			Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount	Amount	Amortization		Amount
Developed software/ courseware	$376,066		$66,005	$310,061	$315,856		$47,323	$268,533
Customer contracts/ relationships	396,400		22,167	374,233	386,400		12,902	373,498
Vendor relationships	43,900		25,492	18,408	 43,900		21,219	 22,681
Trademarks and trade names	51,300		1,234	50,066	7,300		780	6,520
Publishing rights	41,100		7,284	33,816	41,100		5,229	35,871
Backlog	60,900		15,051	45,849	60,900		6,554	54,346
Skillsoft trademark	84,700		—	84,700	84,700		—	84,700
Global Knowledge trademark	25,400		2,808	22,592	 25,400		2,062	 23,338
Total	$1,079,766		$140,041	$939,725	$965,556		$96,069	$869,487

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2023 (remaining 9 months)	$142,028
2024	165,083
2025	141,573
2026	135,341
2027	87,270
Thereafter	183,730
Total	$855,025

Amortization expense related to intangible assets in the aggregate was $43.9 million and $34.9 million for the three months ended April 31, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)), respectively.

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

Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill in fresh-start accounting results when the reorganization value of the emerging entity exceeds what can be attributed to specific tangible or identified intangible assets. The Company tests goodwill for impairment during the fourth quarter every year in accordance with ASC 350, Intangibles — Goodwill (“ASC 350”). In connection with the impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Performing a quantitative goodwill impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company fails or elects to bypass the qualitative assessment, the goodwill impairment test must be performed. This test requires a comparison of the carrying value of the reporting unit to its estimated fair value. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit. In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.

Intangible assets arising from business combinations are generally recorded based upon estimates of the future performance and cash flows from the acquired business. The Company uses an income approach to determine the estimated fair value of certain identifiable intangible assets including customer relationships and trade names and uses a cost approach for other identifiable intangible assets, including developed software/courseware. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represents established relationships with customers, which provide a ready channel for the sale of additional content and services. Trademarks and tradenames represent acquired product names and marks that the Company intends to continue to utilize.

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.  The Company reviews indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

During the three months ended April 30, 2022, the Global Knowledge business experienced a decline in bookings compared to the corresponding period in the prior year, which will likely lead to lower revenue for the reporting unit for the three months ended July 31, 2022 due to the lag of bookings converting into GAAP revenue.  When considering whether events or changes in circumstances might indicate that the carrying amount of Global Knowledge reporting unit goodwill and other intangible assets may not be recoverable, the Company concluded that no such events and changes in circumstances were present during the three months ended April 30, 2022 since its long-term outlook for the Global Knowledge business has not changed as the Company continues to invest in its salesforce and product offerings.  Based on these considerations, management does not believe there are indicators of impairment as of April 30, 2022.  In the event the Company continues to experience operating performance in its Global Knowledge business that is below its expectations in future periods, such factors could result in a decline in the fair value of the reporting unit, and the Company may be required to record impairments of goodwill and other identified intangible assets.

A roll forward of goodwill is as follows:

Description	Skillsoft	SumTotal	GK	Consolidated
Goodwill, net January 31, 2022 (Successor)	$680,500	$75,693	$115,311	$871,504
Foreign currency translation adjustment	(102)	(99)	(730)	(931)
Acquisition of Codecademy	309,967	—	—	309,967
Measurement period adjustments	—	—	(614)	(614)
Goodwill, net April 30, 2022 (Successor)	$990,365	$75,594	$113,967	$1,179,926

As of April 30, 2022 and January 31, 2022, there were no accumulated impairment losses for the Skillsoft, SumTotal or Global Knowledge segments.

(5) Taxes

For the three months ended April 30, 2022 (Successor), the Company recorded a tax benefit of $21.7 million on pretax loss of $43.4 million. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

For the three months ended April 30, 2021 (Predecessor (SLH)), the Company recorded a tax benefit of $2.1 million on pretax loss of $39.5 million. The tax benefit reflects current period changes to unrecognized tax positions, foreign rate differential, and changes in the Company’s valuation allowance on its deferred tax assets.

(6) Restructuring

In connection with strategic initiatives implemented during the period ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)), the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded $4.0 million and $0.5 million of restructuring charges during the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)), respectively, which is included in the statement of operations as restructuring.  Substantially all of this charge represents the severance costs of terminated employees.

(7) Leases, Commitments and Contingencies

Leases

The Company measured Skillsoft and Global Knowledge’s legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $17.1 million and $17.2 million, respectively, as of April 30, 2022. All leases are classified as operating leases, except an equipment lease agreement for the Company’s hosting services and storage, which qualifies as a finance lease under U.S. GAAP, and ended on December 31, 2021.

The Company’s lease portfolio includes office space, training centers, and vehicles to support its research and development activities, sales operations and other corporate and administrative functions in North America, Europe and Asia. The Company’s leases have remaining terms of one year to twelve years. Some of the Company’s leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s consolidated balance sheets as of April 30, 2022. The weighted-average remaining lease term of the Company’s operating leases is 5.8 years as of April 30, 2022. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $1.4 million and related cash payments were $1.6 million for the period from February 1, 2021 to April 30, 2021 (Predecessor (SLH)). The lease costs were $2.4 million and related cash payments were $2.6 million for the period from February 1, 2022 to April 30, 2022 (Successor). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance lease related cash payments were included in the financing cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of April 30, 2022 (Successor):

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2023 (excluding 3 months ended April 30, 2022)	$5,098
2024	4,618
2025	3,193
2026	1,388
2027	1,130
Thereafter	4,699
Total future minimum lease payments	20,126
Less effects of discounting	(2,929)
Total lease liabilities	$17,197

Reported as of April 30, 2022
Lease liabilities	$5,486
Long-term lease liabilities	11,711
Total lease liabilities	$17,197

Litigation

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defense and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

On March 14, 2022, a putative Company stockholder filed a complaint in the United States District Court for the Eastern District of New York, captioned Newton v. Skillsoft Corp., et al., No. 1:22-cv-01383 (E.D.N.Y.), against the Company and the members of its Board of Directors.  The complaint generally alleges that the definitive proxy statement filed by the Company with the SEC in connection with the Codecademy acquisition contained misstatements and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the SEC.  The complaint seeks, among other things, equitable relief and an award of attorneys’ fees and expenses.  In addition, the Company has received six demand letters from putative stockholders asserting similar claims.

The items noted above, and any potential liability, do not currently meet the accounting criteria of probable and estimable. Therefore the Company has not accrued any related liability as of April 30, 2022.

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

(8) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Successor
	April 30, 2022	January 31, 2022
Term Loan - current portion	$6,404	$4,800
Current maturities of long-term debt	$6,404	$4,800

Term Loan - long-term portion	630,795	474,000
Less: Original Issue Discount - long-term portion	(9,294)	(6,724)
Less: Deferred Financing Costs - long-term portion	(5,038)	(5,091)
Long-term debt	$616,463	$462,185

Term Loan (Successor)

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”) to Skillsoft Finance II, the proceeds of which, together with cash on hand, were used to refinance existing debt. The Term Loan Facility is scheduled to mature on July 16, 2028.

In connection with the closing of the Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions parties thereto as Term B-1 Lenders, which amended the Credit Agreement, as amended by the First Amendment, the “Amended Credit Agreement”.

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to Secured Overnight Financing Rate (SOFR )for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

The Company received $153.2 million of net proceeds (net of $4.0 million of financing costs and $2.8 million of original issuance discounts) from the Term Loan Facility on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition on April 4, 2022.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $0.1 million and $2.8 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.9 million of third-party costs incurred were recognized as interest expenses in the accompanying statement of operations for the three months ended April 30, 2022.

Prior to the maturity thereof, the Initial Term Loans will be subject to quarterly amortization payments of 0.25% of the principal amount. The Amended Credit Agreement requires that any prepayment of the Initial Term Loans in connection with a repricing transaction shall be subject to (i) a 2.00% premium on the amount of Initial Term Loans prepaid if such prepayment occurs prior to July 16, 2022 and (ii) a 1.00% premium on the amount of Initial Term Loans prepaid in connection with a Repricing Transaction (as defined in the Amended Credit Agreement), if such prepayment occurs on or after July 16, 2022 but on or prior to January 16, 2023. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as those assets of each subsidiary guarantor.

Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Term Loan Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of April 30, 2022, the Company is in compliance with all covenants.

The Company’s debt outstanding as of April 30, 2022 matures as shown below (in thousands):

Fiscal year ended January 31:
2023	$4,803
2024	6,404
2025	6,404
2026	6,404
2027	6,404
Thereafter	606,780
Total payments	637,199
Less: Current portion	(6,404)
Less: Unamortized original issue discount and issuance costs	(14,332)
Long-term portion	$616,463

Accounts Receivable Facility (Predecessor and Successor)

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables for sale with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from sold receivables to a restricted concentration account. Receivables that have been sold to the lenders must be transferred to the restricted concentration account within two business days of being collected by the Company. The Company accounts for these transactions as borrowings, as the assets being transferred contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances being transferred. The interest rate on borrowings outstanding under these agreements was 3.7% at April 30, 2022. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity to up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior months borrowing base and what receivables are being sold during the new borrowing base period to replenish them. If additional receivables are sold to replenish receipts, the funds from the concentration account will be returned to the Company from the restricted concentration account by the administration agent. The reserve balances were $3.9 million at April 30, 2022 and are classified as restricted cash on the balance sheet.

(9) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of April 30, 2022, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value of $0.0001 each. As of April 30, 2022, 163,760,305 shares of Class A common stock were issued and outstanding.

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

Warrants

In connection with the formation of the Company and subsequent acquisitions of Software Luxembourg and Global Knowledge, warrants to purchase common stock were issued to investors, sellers of Global Knowledge and an executive of the Company. Warrants that are not subject to ASC 718, Stock Compensation and (i) contained features that could cause the warrant to be puttable to the Company for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on the Company’s balance sheet and measured at fair value, with changes in fair value being recorded in the income statement, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at April 30,
Type	Shares	Price	Price	Date	2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$18,093

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,000	$11.50	$18.00	6/11/26
Private Placement Warrants (PIPE)	16,667	$11.50	$18.00	6/11/26
Private Placement Warrants (Global Knowledge)	5,000	$11.50	None	10/12/25
Private Placement Warrants (CEO)	1,000	$11.50	None	6/11/26
Total	45,667

Software Luxembourg Holding S.A. (Predecessor (SLH))

Reorganization

On August 27, 2020 Pointwell (which had been a direct wholly owned subsidiary of Evergreen Skills Lux S.à r.l.), and certain of its subsidiaries, completed a reorganization. As a result of the reorganization, ownership of Pointwell was transferred to the Company’s lenders and no consideration or right to future consideration was provided to the former equity holders of Pointwell. In addition, the shared-based compensation plans of Pointwell were cancelled with no consideration provided.

In Settlement of Predecessor’s first and second lien debt obligations, the holders of the Predecessors first lien received a total of 3,840,000 Class A common shares. The Predecessor’s second lien holders received a total of 160,000 Class B common shares and a total of 705,882 warrants to purchase additional common shares. The predecessor warrants were valued using a probability-based approach that considered management’s estimate of the probability of (i) a sale of the company that met certain conditions that caused the warrants to be cancelled for no consideration, (ii) a sale of the company that did not meet certain conditions that caused the warrants to be cancelled for no consideration and (iii) warrants being held to maturity, with the last two scenarios utilizing a Black-Scholes model to estimate fair value.

The warrants included a provision whereby, in the event of a  sale of the Predecessor meeting certain conditions (“Favored Sale”), the warrants would be cancelled for no consideration, however, in such an event, the holders of Class B shares would receive a higher share of any consideration paid in the form of common stock by the acquiring company. The conditions of the Favored Sale were established in anticipation of a Churchill merger and mirror the ultimate agreement executed on October 12, 2020. The Board of Directors and required level of warrant holders amended the warrants such that the deadline for a Favored Sale to occur was extended to October 12, 2020.  An amendment to extend the date by which a Favored Sale could occur represented a modification to both the warrants and the participation right held by the Class B holders.  Management measured the impact of the modification to both the freestanding warrants and the participation right held by the Class B holders by comparing their fair values immediately before and after the modification. The net impact of the increase in the value of the participation right held by Class B stockholders, of $13.3 million, and the decrease in the value of the warrants, of $7.4 million, is reflected as a decrease of $5.9 million in earnings attributable to Class A common stockholders and an increase to $5.9 million earnings attributable to Class B common stockholders for earnings per share purposes.  The $7.4 million decrease in the value of warrants is reflected as a capital contribution and is reflected as an increase to additional-paid-in-capital in the period from August 28, 2020 through October 31, 2020 (Predecessor SLH).

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

(10) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSUs to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Award and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of April 30, 2022 a total of 9,958,495 shares of common stock were available for issuance under the 2020 Plan.

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

The following table summarizes the stock option activity for the three months ended April 30, 2022:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding, January 31, 2022	2,825,752	$10.76	9.4
Granted	—	—	—
Exercised	—	 —	—	
Forfeited	—	 —	—	
Expired	—	 —	—	
Outstanding, April 30, 2022	2,825,752	$10.76	9.2	$—
Vested and Exercisable, April 30, 2022	187,500	$10.75		$—

The total unrecognized equity-based compensation costs related to the stock options was $7.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Three Months Ended
April 30, 2022
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

The following table summarizes the RSU activity for the three months ended April 30, 2022:

			Weighted-	Aggregate
			Average Grant	Intrinsic Value
	Shares		Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	5,091,852		$10.26
Granted	4,001,733		8.51
Vested	(166,667)		10.75	
Forfeited	(263,223)		9.39	
Unvested balance, April 30, 2022	8,663,695		$8.36	$46,351

The total unrecognized stock-based compensation costs related to RSUs was $64.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table summarizes the MBRSU activity for the three months ended April 30, 2022:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	1,095,978	$8.43
Granted	304,821	7.54
Vested	—	 —	
Forfeited	(94,736)	 7.33	
Unvested balance, April 30, 2022	1,306,063	$7.55	$6,987

The total unrecognized stock-based compensation costs related to MBRSUs was $6.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Performance-based Restricted Stock Units

The Company issued 49,876 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 to January 31, 2022. Of the 49,876 performance-based restricted stock units, 12,500 shares were vested and 12,500 shares were canceled on January 31, 2022. The remaining 24,876 shares will vest upon the achievement of specified corporate goals. There was no stock-based compensation expense recognized for the remaining 24,876 shares in the three months ended April 30, 2022 as the corporate goals were not achieved before April 30, 2022.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Cost of revenues	$13	$—
Content and software development	1,575	—
Selling and marketing	1,477	—
General and administrative	5,427	—
Total	$8,492	$—

The stock-based compensation for the three months ended April 30, 2022 includes $1.6 million of fair value adjustment for the cash consideration exceeded the fair value of the legacy Codecademy options, which is classified as a post-combination expense.

(11) Revenue

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)) (in thousands):

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
SaaS subscription services	$103,033	$78,575
Software maintenance	4,454	4,064
Professional services	10,964	8,191
Software licenses and other	410	871
Instructor led training	45,053	—
Total net revenues	$163,914	$91,701

The following table sets forth our revenues by geographic region for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)) (in thousands):

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Revenue:
United States	$106,685	$70,170
Other Americas	9,996	4,461
Europe, Middle East and Africa	41,318	12,113
Asia-Pacific	5,915	4,957
Total net revenues	$163,914	$91,701

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three months ended April 30, 2022 was as follows (in thousands):

Deferred revenue at January 31, 2022 (Successor)	$332,853
Billings deferred	111,820
Recognition of prior deferred revenue	(163,914)
Acquisition of Codecademy	18,396
Deferred revenue at April 30, 2022 (Successor)	$299,155

Deferred revenue performance obligations relate predominately to time-based SaaS subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three months ended April 30, 2022 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2022 (Predecessor (SLH))	$16,917
Contract acquisition costs	5,096
Recognition of contract acquisition costs	(4,339)
Deferred contract acquisition costs at April 30, 2022 (Successor)	$17,674

(12) Fair Value Measurements

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

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs that reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

Successor Company Warrants

In connection with the formation of the Company and subsequent acquisitions of Software Luxembourg and Global Knowledge, warrants to purchase common stock were issued to investors, sellers of Global Knowledge and an executive of the Company. Warrants that are not subject to ASC 718, Stock Compensation and (i) contained features that could cause the warrant to be puttable to the Company for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on the Company’s balance sheet and measured at fair value, with changes in fair value being recorded in the income statement, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at April 30,
Type	Shares	Price	Price	Date	2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$18,093

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

Warrants classified as liabilities were estimated at April 30, 2022 using a Black-Scholes options pricing model and the following assumptions:

April 30, 2022
Risk-free interest rates	2.88%
Expected dividend yield	—
Volatility factor	50%
Expected lives (years)	4.1
Value per unit	$1.11

Predecessor Company (SLH) Warrants

At each relevant measurement date, the Predecessor warrants were valued using a probability-based approach that considered management’s estimate of the probability of (i) a sale of the company that met certain conditions that caused the warrants to be cancelled for no consideration, (ii) a sale of the company that did not meet certain conditions that caused the warrants to be cancelled for no consideration and (iii) warrants being held to maturity, with the last two scenarios utilizing a Black-Scholes model to estimate fair value. As a result of the Skillsoft Merger, the Predecessor warrants were terminated for no consideration on June 11, 2021.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2022 and are categorized using the fair value hierarchy (in thousands):

	Total	(Level 3)

Private Placement Warrants – Sponsor	$18,093	18,093
Total liabilities recorded at fair value	$18,093	18,093

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the Three
Months Ended
April 30, 2022
Balance as of January 31, 2022 (Successor)	$28,199
Unrealized gains recognized as other income	(10,106)
Balance as of April 30, 2022 (Successor)	$18,093

For the Three
Months Ended
April 30, 2021
Balance as of January 31, 2021 (Predecessor (SLH))	$900
Unrealized losses recognized as other income	(100)
Balance as of April 30, 2021 (Predecessor (SLH))	$800

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of April 30, 2022, approximate their fair value because of the short maturity of those instruments.

The Company considered the fair value of its external borrowings and believes their carrying values approximate fair value at April 30, 2022 based on the recent issuance of additional Term loans timing on April 4, 2022.

(13) Segment Information

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

The Company has organized its business into three segments: Skillsoft content, SumTotal and Global Knowledge. All of the Company’s businesses market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures used to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no intercompany revenue transactions reported between the Company’s reportable segments.

The Skillsoft business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. This includes technical skill areas assumed in the Codecademy acquisition. In addition, Skillsoft offers Percipio, an intelligent online learning experience platform that delivers an immersive learning experience. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

The SumTotal business provides a unified, comprehensive and configurable solution that allows organizations to attract, develop and retain talent. SumTotal’s solution impacts a company’s workforce throughout the entire employee lifecycle and helps companies succeed in an evolving business climate. SumTotal’s primary solutions are Talent Acquisition, Learning Management, Talent Management and Workforce Management.

The Global Knowledge business offers training solutions covering information technology and business skills for corporations and their employees. Global Knowledge guides its customers throughout their lifelong technology learning journey by offering relevant and up-to-date skills training through instructor-led (in-person “classroom” or online “virtual”) and self-paced (“on-demand”), vendor certified, and other proprietary offerings. Global Knowledge offers a wide breadth of training topics and delivery modalities (classroom, virtual, on-demand) both on a transactional and subscription basis.

The following table presents summary results for each of the businesses for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)), (in thousands):

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Skillsoft Content
Revenues	$87,276	$67,057
Operating expenses	126,090	93,127
Operating income (loss)	(38,814)	(26,070)
SumTotal
Revenues	31,585	24,644
Operating expenses	28,548	26,277
Operating income (loss)	3,037	(1,633)
Global Knowledge
Revenues	45,053	—
Operating expenses	51,653	—
Operating income (loss)	(6,600)	—
Consolidated
Revenues	163,914	91,701
Operating expenses	206,291	119,404
Operating income (loss)	(42,377)	(27,703)
Non-operating (expense) income	1,003	(352)
Fair value adjustment of warrants	10,106	—
Interest expense, net	(12,115)	(11,439)
Reorganization items, net	—	—
Benefits from (provision for) income taxes	21,740	2,089
Net (loss) income	$(21,643)	$(37,405)

SumTotal segment revenue for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)) includes content-related revenue of $2.9 million and $1.0 million, respectively, attributable to cross selling for customers that use the SumTotal platform to consume Skillsoft content.

Skillsoft content segment depreciation for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)) was $0.9 million and $1.2 million, respectively.

SumTotal segment depreciation for the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)) was $1.1 million and $1.2 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of April 30, 2022 and January 31, 2022 (in thousands):

	April 30, 2022		January 31, 2022

Skillsoft		$1,895,258		$1,650,190
SumTotal		201,046		226,856
Global Knowledge		331,753		344,902
Corporate		—		—
Consolidated		$2,428,057		$2,221,948

The following table sets forth the Company’s long-lived tangible assets by geographic region as of April 30, 2022 and January 31, 2022 (in thousands):

	April 30, 2022	January 31, 2022

United States	$14,560	$14,735
Ireland	279	313
Rest of world	2,794	3,036
Total	$17,633	$18,084

(14) Net Loss Per Share

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except number of shares and per share data):

	Successor	Predecessor (SLH)

	Three Months	Three Months
	Ended April, 30	Ended April, 30
	2022	2021
Net loss	$(21,643)	$(37,405)

Weighted average common shares outstanding:
Class A and B – Basic and Diluted (Predecessor (SLH))	*	4,000
Ordinary – Basic and Diluted (Successor)	142,209	*

Net loss per share:
Class A and B – Basic and Diluted (Predecessor (SLH))	*	$(9.35)
Ordinary – Basic and Diluted (Successor)	$(0.15)	*

*    Not Applicable

Warrants to purchase 705,882 common shares have been excluded from the Predecessor (SLH) period since, for periods of losses, the impact would be anti-dilutive and, for periods of income, no shares would be added to diluted earnings per share under the treasury stock method as the strike price of these awards are above the fair market value of underlying shares for all periods presented.

During the three months ended April 30, 2022 (Successor) and April 30, 2021 (Predecessor (SLH)), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Successor	Predecessor (SLH)

Warrants to purchase common shares	61,967	706
Stock Options	2,826	—
RSUs	9,995	—
Total	74,788	706

(15) Related Party Transactions

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

Agreements with Affiliated Entities

Our largest shareholder has a broad portfolio of investments, within and outside of Ed-tech, where it controls or exerts influence over such investments through ownership and in some cases board seats.

On December 10, 2022, Skillsoft entered into a distribution and resale agreement with a company that is majority-owned by our largest shareholder and its affiliates.  On February 18, 2022, SumTotal entered into a reseller agreement with a portfolio company of our largest shareholder that also has a common board member.   Due to the timing of these two new agreements, no consideration was due to either party for the fiscal year ended January 31, 2022 and the three months ended April 30, 2022.

The Company also entered into an agreement for a technical partnership with a portfolio company of our largest shareholder that also has a common board member that includes a collaboration for an interface between Percipio and its products.  Neither party is due any consideration under this agreement.

Agreements with Largest Shareholder

In December 2021, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder and its affiliates for $0.7 million over three years.

Codecademy Transaction

Our largest shareholder also owned an interest in Codecademy which we acquired on April 4, 2022, as discussed in Note 3 and elsewhere.

Consulting Services

In December 2021, Skillsoft engaged The Klein Group, LLC (the “Klein Group”) to act as a consultant to advise the Company in connection with the transaction with Codecademy, to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, Skillsoft paid the Klein Group a transaction fee equal to $2.0 million in connection with the Codecademy acquisition. Michael Klein, a member of our Board, is the Chief Executive Officer of the Klein Group and the Klein Group is closely affiliated with our second largest shareholder.

(16) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of April 30, 2022 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of April 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Skillsoft (as defined below) is a supplement to and should be read in conjunction with Skillsoft’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and  with Skillsoft’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Skillsoft’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this report. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

Completion of the Business Combinations

On June 11, 2021, Churchill Capital Corp II and Software Luxembourg Holding S.A., a global leader in digital learning and talent management solutions, completed a business combination and subsequent acquisition of Albert DE Holdings Inc. (“Global Knowledge” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development. The combined company operates as Skillsoft Corp. (“Skillsoft”, “we”, “us”, “our” and the “Company”) and is listed on the New York Stock Exchange under the ticker symbol “SKIL” beginning on June 14, 2021.

On December 22, 2021, the Company announced a definitive agreement to acquire Codecademy, a leading online learning platform for technical skills. Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. The Codecademy acquisition closed on April 4, 2022 for total consideration of approximately $386.0 million, consisting of the issuance of 30,374,427 common shares and a net cash payment of $198.6 million.

Company’s Business following the Business Combinations

Skillsoft is a global leader in corporate digital learning, serving more than 75% of the Fortune 1000, customers in over 160 countries, and a community of learners of more than 90 million globally. Skillsoft’s primary learning solutions include: (i) Percipio, an intelligent and immersive digital learning platform; (ii) Global Knowledge, a global provider of authorized information technology & development training and professional skills; (iii) Codecademy, an online learning platform for technical skills that uses an innovative, scalable approach to online coding education; (iv) Pluma,  a digital platform that provides individualized executive-quality coaching that is personal yet scalable; and (v) SumTotal, a SaaS-based Human Capital Management (“HCM”) solution with a leading Talent Development platform.

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

Results of Operations

Our financial results for the three months ended April 30, 2022 are referred to as those of the “Successor” period. Our financial results for the three months ended April 30, 2021 are referred to as those of the “Predecessor (SLH)” period. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although we are required by GAAP to report on our results for the three months ended April 30, 2022 and 2021 separately, we do not believe that reviewing the results of the periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

The table below presents the results for the three months ended April 30, 2022 and 2021.

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
(In thousands)	April 30, 2022	April 30, 2021
Revenues:
Total revenues	$163,914	$91,701
Operating expenses:
Costs of revenues	47,634	24,521
Content and software development	22,773	16,607
Selling and marketing	44,883	28,502
General and administrative	29,720	12,362
Amortization of goodwill and intangible assets	43,854	34,943
Recapitalization and acquisition-related costs	13,442	1,932
Restructuring	3,985	537
Total operating expenses	206,291	119,404
Operating loss	(42,377)	(27,703)
Interest and other expense, net	(11,112)	(11,791)
Fair value adjustment to warrants	10,106	—
Loss before benefit from income taxes	(43,383)	(39,494)
Benefit from income taxes	(21,740)	(2,089)
Net loss	$(21,643)	$(37,405)

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2022	2021
Revenues:
Total revenues	100.0%	100.0%
Operating expenses:
Costs of revenues	29.1%	26.7%
Content and software development	13.9%	18.1%
Selling and marketing	27.4%	31.1%
General and administrative	18.1%	13.5%
Amortization of intangible assets	26.8%	38.1%
Recapitalization and acquisition-related costs	8.2%	2.1%
Restructuring	2.4%	0.6%
Total operating expenses	125.9%	130.2%
Operating loss	(25.9)%	(30.2)%
Interest and other expense, net	(6.8)%	(12.9)%
Fair value adjustment to warrants	6.2%	0.0%
Loss before benefit from income taxes	(26.5)%	(43.1)%
Benefit from income taxes	(13.3)%	(2.3)%
Net loss	(13.2)%	(40.8)%

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

The following table sets forth the percentage of our revenues attributable to geographic regions for the periods indicated:

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
	April 30, 2022	April 30, 2021
Revenues:
United States	65.1%	76.5%
Other Americas	6.1%	4.9%
Europe, Middle East and Africa	25.2%	13.2%
Asia-Pacific	3.6%	5.4%
Total revenues	100.0%	100.0%

Subscription and Non-Subscription Revenue

SaaS Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract. The initial term of enterprise contracts is generally one to five years and is generally non-cancellable for the term of the subscription. The fixed fee is generally paid upfront. These contracts typically consist of subscriptions to our various offerings which provide continuous access to our SaaS platforms and associated content over the contract term. Subscription revenues are inclusive of maintenance revenue for SumTotal. Subscription revenue is usually recognized ratably over the contract term.

Non-Subscription Revenue. Primarily represents the sale of Global Knowledge instructor led training offerings, which consist of both in-person and virtual environments. Intructor led training, including virtual offerings, are first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenue also includes professional services related to implementation of our offerings and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following table sets forth (i) SaaS subscription and (ii) non-subscription revenue for our business units for the periods indicated:

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
(In thousands)	April 30, 2022	April 30, 2021
SaaS subscription revenues:
Content	$82,523	$63,644
SumTotal	24,964	18,995
Total subscription revenues	107,487	82,639
Non-subscription revenues:
Content	4,754	3,413
Global Knowledge	45,053	—
SumTotal	6,620	5,649
Total non-subscription revenues	56,427	9,062
Total revenues	$163,914	$91,701

Revenue by Product and Service Type

The following is a summary of our revenues by product and service type for the periods indicated:

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Revenues:
SaaS subscription services	$103,033	$78,575	$24,458	31.1%
Software maintenance	4,454	4,064	390	9.6%
Professional services	10,964	8,191	2,773	33.9%
Software licenses and other	410	871	(461)	(52.9)%
Instructor led training	45,053	—	45,053	100.0%
Total revenues	$163,914	$91,701	$72,213	78.7%

Revenues increased $72.2 million, or 78.7%, for the three months ended April 30, 2022, compared to the same period in 2021. The primary reason for the increase in GAAP revenue is due to the inclusion of Global Knowledge revenue for the period subsequent to its acquisition on June 11, 2021, which resulted in an increase of $45.1 million for the three months ended April 30, 2022. Revenues for the three months ended April 30, 2021 were also lower due to the application of fresh-start reporting in August 2020, which required deferred revenue as of August 28, 2020 to be reduced to its estimated fair value, which is derived from the estimated costs to fulfill contractual obligations at the time of a change in control rather than the value of contractual billings to customers. The application of fresh-start reporting resulted in a decrease in GAAP revenue of approximately $19.9 million in the three months ended April 30, 2021. We adopted ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective at the beginning of the Successor period on June 11, 2021. ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Topic 606, rather than the prior requirement to record deferred revenue at a lower fair value. As a result of the adoption of ASU 2021-08, we did not experience a decline in revenue subsequent to June 11, 2021 attributable to a fair value adjustment as we did with the application of fresh-start reporting in the prior year. After normalizing for the impact of the acquisition of Global Knowledge and fresh-start reporting, revenues were slightly higher due to (i) the inclusion of Pluma revenue and one month of Codecademy revenue due to their acquisitions on June 30, 2021 and April 3, 2022, respectively, and (ii) organic growth due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking.

Operating expenses

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Cost of revenues	$47,634	$24,521	$23,113	94.3%
Content and software development	22,773	16,607	6,166	37.1%
Selling and marketing	44,883	28,502	16,381	57.5%
General and administrative	29,720	12,362	17,358	140.4%
Amortization of intangible assets	43,854	34,943	8,911	25.5%
Recapitalization and acquisition-related costs	13,442	1,932	11,510	595.8%
Restructuring	3,985	537	3,448	642.1%
Total operating expenses	$206,291	$119,404	$86,887	72.8%

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

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Compensation and benefits	$20,042	$13,188	$6,854	52.0%
Royalties	7,230	4,850	2,380	49.1%
Hosting and software maintenance	3,536	3,029	507	16.7%
Courseware, reseller fees and outside services	12,682	1,024	11,658	1138.5%
Facilities and utilities	3,873	2,347	1,526	65.0%
Other	271	83	188	226.5%
Total cost of revenues	$47,634	$24,521	$23,113	94.3%

The increases in all components of cost of revenues for the three months ended April 30, 2022, compared to the same period in 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The increase in hosting and software maintenance expenses was offset by the decrease in server licensing costs, which was the result of the migration of Percipio from our servers to cloud storage.

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

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Compensation and benefits	$16,384	$10,808	$5,576	51.6%
Consulting and outside services	4,325	3,673	652	17.8%
Facilities and utilities	1,185	1,308	(123)	(9.4)%
Software Maintenance	862	722	140	19.4%
Other	17	96	(79)	(82.3)%
Total content and software development expenses	$22,773	$16,607	$6,166	37.1%

The increase in compensation and benefits for the three months ended April 30, 2022, compared to the same period in 2021, was primarily due to increased headcount within our content development team in 2022, and the inclusion of Codecademy compensation expenses incurred subsequent to its acquisition on April 4, 2022.  The increase in consulting and outside services expenses for the three months ended April 30, 2022, compared to the same period in 2021, was due to the inclusion of Global Knowledge’s expenses incurred in the three months ended April 30, 2022 and increased third party software development costs.

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

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Compensation and benefits	$31,881	$21,211	$10,670	50.3%
Advertising and promotions	8,142	3,485	4,657	133.6%
Facilities and utilities	1,566	1,704	(138)	(8.1)%
Consulting and outside services	2,041	1,139	902	79.2%
Software Maintenance	1,146	893	253	28.3%
Other	107	70	37	52.9%
Total S&M expenses	$44,883	$28,502	$16,381	57.5%

The increases in compensation and benefits, advertising and promotions, and consulting and outside services expenses for the three months ended April 30, 2022, compared to the same period in 2021, were primarily the result of the inclusion of Global Knowledge’s S&M expenses incurred subsequent to its acquisition on June 11, 2021. Also contributing to the increase in advertising and promotions expenses was higher events related spend in the three months ended April 30, 2022, compared to the same period in 2021.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The table below provides details regarding the changes in components of G&A expenses.

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Compensation and benefits	$17,455	$7,690	$9,765	127.0%
Consulting and outside services	6,716	2,861	3,855	134.7%
Facilities and utilities	1,988	748	1,240	165.8%
Franchise, sales, and property tax	730	520	210	40.4%
Insurance	1,935	371	1,564	421.6%
Software Maintenance	423	100	323	323.0%
Other	473	72	401	556.9%
Total G&A expenses	$29,720	$12,362	$17,358	140.4%

The increases in compensation and benefits, facilities and utilities, and software maintenance expenses for the three months ended April 30, 2022, compared to the same period in 2021, were primarily the result of the inclusion of Global Knowledge’s G&A expenses incurred subsequent to its acquisition on June 11, 2021. Also contributing to the increase in compensation and benefits expenses was the stock-based compensation related to the stock options and restricted stock units granted to key employees. The increase in consulting and outside services expenses for the three months ended April 30, 2022, compared to the same period in 2021, was primarily due to increased legal, audit and tax services attributable to being publicly listed as well as integration-related costs related to the combination of Skillsoft and Global Knowledge. The increase in insurance expenses for the three months ended April 30, 2022, compared to the same period in 2021, was due to the higher directors and officers insurance policies attributable to the Company following the June 2021 business combinations.

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

The increase in amortization of intangible assets for the three months ended April 30, 2022, compared to the same period in 2021, was primarily due to the intangible assets that arose from the business combinations completed in June 2021.

Recapitalization and acquisition-related costs

Recapitalization and acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with our business combination completed in June 2021, and subsequent acquisition related activities driven by the Codecademy acquisition and related debt issuance.

Restructuring

In connection with the acquisition integration process, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. During the three months ended April 30, 2022, we recorded restructuring charges of $4.0 million for employee severance costs.

In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions mainly within our SumTotal business, and consolidation of facilities as we are adopting new work arrangements for certain locations. During the three months ended April 30, 2021, we recorded restructuring charges of $0.5 million for employee severance cost adjustments.

Interest and other expense

Interest and other expense, net, consists of gain and loss on derivative instruments, interest income, interest expense, and other expense and income.

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	(Increase)/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	Decrease	Change
Other income (expense), net	$1,003	$(352)	$1,355	(384.9)%
Interest income	166	10	156	1560.0%
Interest expense, net	(12,281)	(11,449)	(832)	7.3%
Interest and other expense, net	$(11,112)	$(11,791)	$(679)	5.8%

The net other income (expense) was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities) recognized during the three months ended April 30, 2022 and 2021, which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. The increase in interest expense for the three months ended April 30, 2022, compared to the same period in 2021, was due to $3.9 million of financing costs recognized as interest expense in the three months ended April 30, 2022. The $3.9 million of financing costs were incurred in connection with the $160 million of Term B-1 Loans under the Amended Credit Agreement. The increase was offset by savings from lower interest rates under the Successor’s credit agreement.

Fair value adjustments to warrants

The gains attributable to warrants for the three months ended April 30, 2022 are due to a decline in the value of our common stock during the period, which decreased the fair value of our liability classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Benefit from income taxes

	Successor	Predecessor (SLH)
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2022	April 30, 2021	(Decrease)	Change
Benefit from income taxes	$(21,740)	$(2,089)	$19,651	(940.7)%
Effective income tax rate	50.1%	5.3%

The effective income tax rate for the three months ended April 30, 2022, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, and changes in the valuation allowance on the Company’s deferred tax assets. Due to the acquisition of Codecademy on April 4, 2022 the Company analzyed the realizability of it’s existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis the Company determined that a valualtion allowance release of $21.6 million was required and recorded in full as a discrete income tax benefit for the three months ended April 30, 2022.

The effective income tax rate for the three months ended April 30, 2021, differed from the Luxembourg statutory rate of 24.9% due primarily to the impact of foreign earnings in lower tax jurisdictions and an increase in the valuation allowance on the Company’s deferred tax assets, partially offset by a decrease in reserves for uncertain tax positions.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of April 30, 2022, we had $75.6 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented from time to time with borrowings under our accounts receivable facility (described below). Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented from borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

Term Loan

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”) to Skillsoft Finance II, the proceeds of which, together with cash on hand, were used to refinance existing debt. The Term Loan Facility is scheduled to mature on July 16, 2028.

In connection with the closing of the Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions parties thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”).

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to the Secured Overnight Financing Rate (SOFR) for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans will be subject to quarterly amortization payments of 0.25% of the principal amount. The Amended Credit Agreement requires that any prepayment of the Initial Term Loans in connection with a repricing transaction shall be subject to (i) a 2.00% premium on the amount of Initial Term Loans prepaid if such prepayment occurs prior to July 16, 2022 and (ii) a 1.00% premium on the amount of Initial Term Loans prepaid in connection with a Repricing Transaction (as defined in the Amended Credit Agreement), if such prepayment occurs on or after July 16, 2022 but on or prior to January 16, 2023. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

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

Cash Flows

The following table summarizes our cash flows for the period presented:

	Successor	Predecessor (SLH)
	Three Months	Three Months
	Ended	Ended
(In thousands)	April 30, 2022	April 30, 2021
Net cash provided by operating activities	$7,882	$39,676
Net cash used in investing activities	(202,532)	(1,880)
Net cash provided by (used in) financing activities	108,539	(4,439)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,157)	(140)
Net (decrease) increase in cash and cash equivalents	$(88,268)	$33,217

Cash Flows from Operating Activities

The decrease in cash provided by operating activities for the three months ended April 30, 2022 compared to the corresponding period in the prior year was primarily due to (i) higher recapitalization and acquisition-related costs, driven by the Codecademy acquisition and related debt issuance, (ii) higher one-time restructuring and integration-related costs related to the combination of Skillsoft and Global Knowledge, (iii) higher annual incentive compensation payments, and (iv) the timing of corporate events and vendors payments compared to the prior year.

Cash Flows from Investing Activities

Cash flows from investing activities include cash paid of $201.7 million related to the acquisition of Codecademy. See Note 3 “Business Combinations” of the Notes to Unaudited Condensed Consolidated Financial Statements for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. We received $153.2 million of net proceeds from the Amended Credit Agreement and used most of the proceeds for the acquisition of Codecademy on April 4, 2022.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of April 30, 2022 were as set forth in the table below.

	Payments due by Fiscal Year
(In thousands)	Total	2023 (1)	2024-2025	2026-2027	Thereafter
Term Loan Facility	$637,199	$4,803	$12,808	$12,808	$606,780
Operating leases	20,126	5,098	7,811	2,518	4,699
Total	$657,325	$9,901	$20,619	$15,326	$611,479

(1)Excluding payments made during the three months ended April 30, 2022.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, stock-based compensation, accounting for warrants, income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations could be impacted.

We believe the following critical accounting estimates most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Impairment of Goodwill and Intangible Assets

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

Intangible assets arising from business combinations are generally recorded based upon estimates of the future performance and cash flows from the acquired business. We use an income approach to determine the estimated fair value of certain identifiable intangible assets including customer relationships and trade names and use a cost approach for other identifiable intangible assets, including developed software/courseware. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represents established relationships with customers, which provide a ready channel for the sale of additional content and services. Trademarks and tradenames represent acquired product names and marks that we intend to continue to utilize.

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

During the three months ended April 30, 2022, our Global Knowledge business experienced a decline in bookings compared to the corresponding period in the prior year, which will likely lead to lower revenue for the reporting unit for the three months ended July 31, 2022 due to the lag of bookings converting into GAAP revenue.  When considering whether events or changes in circumstances might indicate that the carrying amount of Global Knowledge reporting unit goodwill and other intangible assets may not be recoverable, we concluded that no such events and changes in circumstances were present during the three months ended April 30, 2022 since our long-term outlook for our Global Knowledge business has not changed as we continue to invest in our salesforce and product offerings.  Based on these considerations, management does not believe there are indicators of impairment as of April 30, 2022.  In the event we continue to experience operating performance in our Global Knowledge business that is below our expectations in future periods, such factors could result in a decline in the fair value of the reporting unit, and we may be required to record impairments of goodwill and other identified intangible assets.

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

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the quarterly period ended April 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Other than the implementation of certain changes commensurate with the scale of our operations subsequent to the completion of the Skillsoft Merger and the Global Knowledge Merger, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 10 – “Leases, Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2022. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Skillsoft Corp. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form S-8 filed with the SEC on May 24, 2022).

10.2

Amendment No.1 to Credit Agreement, dated as of April 4, 2022, by and among Skillsoft Finance II, Inc., a Delaware corporation, as borrower, the other credit parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2022).

10.3

Registration Rights Agreement, dated as of April 4, 2022, by and among Skillsoft Corp. and certain security holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2022)

10.4*	Term Sheet for Employment Agreement with Apratim Purakayastha, dated May 15, 2021.

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

*   Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP.

Dated: June 9, 2022	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer