Form 10-Q
period 2022-07-31
Skillsoft Corp.
filed 2022-09-08
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended July 31, 2022

or

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

The number of shares of registrant’s common stock outstanding as of September 6, 2022 was 164,438,599.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2022

INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION - UNAUDITED
Item 1. Unaudited Financial Statements:	4
Unaudited Condensed Consolidated Balance Sheets as of July 31, 2022 (Successor) and January 31, 2022 (Successor)	4
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2022 (Successor), the Period from June 12, 2021 through July 31, 2021 (Successor), the Period from May 1, 2021 through June 11, 2021 (Predecessor (SLH)), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	5
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2022 (Successor), the Period from June 12, 2021 through July 31, 2021 (Successor), the Period from May 1, 2021 through June 11, 2021 (Predecessor (SLH)), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	7
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended July 31, 2022 (Successor), the Period from June 12, 2021 through July 31, 2021 (Successor), the Period from May 1, 2021 through June 11, 2021 (Predecessor (SLH)), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	8
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2022 (Successor), the Period from June 12, 2021 through July 31, 2021 (Successor), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	10
Notes to Unaudited Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures about Market Risk	58
Item 4. Controls and Procedures	58
PART II — OTHER INFORMATION	59
Item 1. Legal Proceedings	59
Item 1A. Risk Factors	59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3. Defaults Upon Senior Securities	59
Item 4. Mine Safety Disclosures	59
Item 5. Other Information	59
Item 6. Exhibits	60
SIGNATURES	61

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, share repurchases, financial results, the impact of regulatory changes, existing and evolving business strategies and acquisitions and dispositions, demand for our services, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, and our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “forecast,” “seek,” “outlook,” “target,” goal,” “probably,” or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. All forward-looking disclosure is speculative by its nature.

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:

●	our ability to realize the benefits expected from the business combination between Skillsoft, Churchill Capital Corp. II, and Global Knowledge, and other recent transactions, including our acquisitions of Pluma and Codecademy, and disposition of SumTotal;
●	the impact of U.S. and worldwide economic trends, financial market conditions, geopolitical events, natural disasters, climate change, public health crises, the ongoing COVID-19 pandemic (including any variant), political crises, or other catastrophic events on our business, liquidity, financial condition and results of operations;
●	our ability to attract and retain key employees and qualified technical and sales personnel;
●	our reliance on third parties to provide us with learning content, subject matter expertise and content productions and the impact on our business if our relationships with these third parties are terminated;
●	fluctuations in our future operating results;
●	our ability to successfully identify, consummate and achieve strategic objectives in connection with our acquisition opportunities and realize the benefits expected from the acquisition;
●	the demand for, and acceptance of, our products and for cloud-based technology learning solutions in general;
●	our ability to compete successfully in competitive markets and changes in the competitive environment in our industry and the markets in which we operate;
●	our ability to market existing products and develop new products;
●	a failure of our information technology infrastructure or any significant breach of security, including in relation to the migration of our key platforms from our systems to cloud storage;
●	future regulatory, judicial and legislative changes in our industry;
●	our ability to comply with laws and regulations applicable to our business, including shifting global privacy, data protection, and cyber and information security laws and regulations, as well as state privacy and data protection laws, such as those in California, Colorado, and Virginia;
●	a failure to achieve and maintain effective internal control over financial reporting;
●	fluctuations in foreign currency exchange rates;
●	our ability to protect or obtain intellectual property rights;
●	our ability to raise additional capital;
●	the impact of our indebtedness on our financial position and operating flexibility;
●	our ability to meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	our ability to implement our share repurchase program successfully;
●	our ability to successfully defend ourselves in legal proceedings; and
●	our ability to continue to meet applicable listing standards.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Successor
	July 31, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$43,344	$138,176
Restricted cash	5,300	14,015
Accounts receivable, less reserves of approximately $136 and $125 as of July 31, 2022 and January 31, 2022 respectively	98,522	173,876
Prepaid expenses and other current assets	45,355	37,082
Assets held for sale, current portion	44,079	64,074
Total current assets	236,600	427,223
Property and equipment, net	12,583	11,475
Goodwill	1,032,706	795,811
Intangible assets, net	826,511	793,859
Right of use assets	16,310	17,988
Other assets	11,284	10,780
Assets held for sale, long-term portion	156,043	164,812
Total assets	$2,292,037	$2,221,948
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$37,795	$4,800
Borrowings under accounts receivable facility	35,477	74,629
Accounts payable	22,412	24,159
Accrued compensation	19,710	40,822
Accrued expenses and other current liabilities	48,799	47,757
Lease liabilities	5,036	6,387
Deferred revenue	214,482	259,701
Liabilities held for sale, current portion	74,734	87,467
Total current liabilities	458,445	545,722

Long-term debt	583,975	462,185
Warrant liabilities	11,247	28,199
Fair value of hedge instruments	15,065	—
Deferred tax liabilities	83,474	99,395
Long term lease liabilities	13,505	11,750
Deferred revenue - non-current	1,280	1,248
Other long-term liabilities	11,638	11,125
Liabilities held for sale, long-term portion	2,092	2,426
Total long-term liabilities	722,276	616,328
Commitments and contingencies	—	—
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 164,308,000 shares issued and outstanding at July 31, 2022 and 133,258,027 shares issued and outstanding at January 31, 2022	14	 11
Additional paid-in capital	1,504,428	1,306,146
Accumulated deficit	(390,371)	(247,229)
Accumulated other comprehensive (loss) income	(2,755)	970
Total shareholders’ equity	1,111,316	1,059,898
Total liabilities and shareholders’ equity	$2,292,037	$2,221,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Three Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Revenues:
Total revenues	$140,574	$75,466	$34,814
Operating expenses:
Costs of revenues	34,998	22,290	6,949
Content and software development	19,693	6,208	4,510
Selling and marketing	41,848	19,650	10,905
General and administrative	26,367	16,824	4,652
Amortization of intangible assets	45,200	18,493	14,575
Impairment of goodwill and intangible assets	 70,475	 —	 —
Recapitalization and acquisition-related costs	 8,452	 9,900	 4,927
Restructuring	4,323	287	(910)
Total operating expenses	251,356	93,652	45,608
Operating loss	(110,782)	(18,186)	(10,794)
Other income (expense), net	80	(992)	304
Fair value adjustment of warrants	6,846	17,115	800
Fair value adjustment of hedge instruments	(15,065)	—	—
Interest income	10	9	53
Interest expense	(11,470)	(9,265)	(5,354)
Loss before benefit from income taxes	(130,381)	(11,319)	(14,991)
Benefit from income taxes	(3,065)	(1,996)	(464)
Loss from continuing operations	(127,316)	(9,323)	(14,527)
Income (loss) from discontinued operations, net of tax	5,817	(2,531)	2,668
Net loss	$(121,499)	$(11,854)	$(11,859)

Gain (loss) per share:
Class A and B – Basic and Diluted (SLH) - continuing operations	*	*	(3.63)
Class A and B – Basic and Diluted (SLH) - discontinued operations	*	*	0.67
Class A and B – Basic and Diluted (SLH)	*	*	(2.96)
Ordinary – Basic and Diluted (Successor) - continuing operations	(0.78)	(0.07)	*
Ordinary – Basic and Diluted (Successor) - discontinued operations	0.04	(0.02)	*
Ordinary – Basic and Diluted (Successor)	(0.74)	(0.09)	*
Weighted average common share outstanding:
Class A and B – Basic and Diluted (SLH)	*	*	4,000
Ordinary – Basic and Diluted (Successor)	164,089	133,059	*

*Not applicable

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Revenues:
Total revenues	$275,413	$75,466	$102,494
Operating expenses:
Costs of revenues	73,008	22,290	22,043
Content and software development	36,026	6,208	15,012
Selling and marketing	81,410	19,650	34,401
General and administrative	55,711	16,824	16,471
Amortization of intangible assets	84,758	18,493	46,492
Impairment of goodwill and intangible assets	 70,475	 —	—
Recapitalization and acquisition-related costs	 21,764	 9,900	6,641
Restructuring	8,279	287	(576)
Total operating expenses	431,431	93,652	140,484
Operating loss	(156,018)	(18,186)	(37,990)
Other income (expense), net	1,132	(992)	(167)
Fair value adjustment of warrants	16,952	17,115	900
Fair value adjustment of hedge instruments	(15,065)	—	—
Interest income	170	9	60
Interest expense	(23,007)	(9,265)	(16,763)
Loss before benefit from income taxes	(175,836)	(11,319)	(53,960)
Benefit from income taxes	(25,402)	(1,996)	(3,521)
Loss from continuing operations	(150,434)	(9,323)	(50,439)
Income (loss) from discontinued operations, net of tax	7,292	(2,531)	1,175
Net loss	$(143,142)	$(11,854)	$(49,264)

Income (loss) per share:
Class A and B – Basic and Diluted (SLH) - Continuing operations	*	*	(12.61)
Class A and B – Basic and Diluted (SLH) - Discontinued operations	*	*	0.29
Class A and B – Basic and Diluted (SLH)	*	*	$(12.32)
Ordinary – Basic and Diluted (Successor) - Continuing operations	(0.98)	(0.07)	*
Ordinary – Basic and Diluted (Successor) - Discontinued operations	0.05	(0.02)	*
Ordinary – Basic and Diluted (Successor)	$(0.93)	$(0.09)	*
Weighted average common share outstanding:
Class A and B – Basic and Diluted (SLH)	*	*	4,000
Ordinary – Basic and Diluted (Successor)	153,442	133,059	*

*Not applicable

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Quarter to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Three Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Comprehensive loss:
Net loss	$(121,499)	$(11,854)	$(11,859)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(1,477)	906	(202)
Comprehensive loss	$(122,976)	$(10,948)	$(12,061)

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Comprehensive loss:
Net loss	$(143,142)	$(11,854)	$(49,264)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(3,725)	906	(430)
Comprehensive loss	$(146,867)	$(10,948)	$(49,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
					Accumulated Other
	Number of		Additional Paid-	Accumulated	Comprehensive	Total Shareholders'
	Shares	Par Value	In Capital	Deficit	Loss	Equity
Balance January 31, 2021 (Predecessor (SLH))	4,000,000	$40	$674,333	$(93,722)	$(682)	$579,969
Translation adjustment	—	—	—	—	(228)	(228)
Net loss	—	—	—	(37,405)	—	(37,405)
Balance April 30, 2021 (Predecessor (SLH))	4,000,000	40	674,333	(131,127)	(910)	542,336
Translation adjustment	—	—	—	—	(202)	(202)
Net loss	—	—	—	(11,859)	—	(11,859)
Balance June 11, 2021 (Predecessor (SLH))	4,000,000	40	674,333	(142,986)	(1,112)	530,275

Balance June 12, 2021 (Successor)	51,559,021	3	305,447	(200,423)	—	105,027
Issuance of shares, PIPE Investment	53,000,000	5	608,161	—	—	608,166
Issuance of shares, Skillsoft Merger consideration	28,500,000	3	306,372	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	14,000	—	—	14,000
Reclassify Public Warrants to equity	—	—	56,120	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	2,800	—	—	2,800
Cash payout for fractional shares	—	—	(1)	—	—	(1)
Share-based compensation	—	—	4,817	—	—	4,817
Translation adjustment	—	—	—	—	906	906
Net loss	—	—	—	(11,854)	—	(11,854)
Balance July 31, 2021 (Successor)	133,059,021	$11	$1,297,716	$(212,277)	$906	$1,086,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
					Accumulated Other	Total
	Number of		Additional Paid-	Accumulated	Comprehensive	Shareholders'
	Shares	Par Value	In Capital	Deficit	Income	Equity
Balance January 31, 2022 (Successor)	133,258,027	$11	$1,306,146	$(247,229)	$970	$1,059,898
Share-based compensation	—	—	6,898	—	—	6,898
Common stock issued	179,167	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(51,316)	—	(309)	—	—	(309)
Common stock issued in conjunction with Codecademy acquisition	30,374,427	3	182,547	—	—	182,550
Fair value adjustment for equity awards attributed to Codecademy acquisition	—	—	538	—	—	538
Translation adjustment	—	—	—	—	(2,248)	(2,248)
Net loss	—	—	—	(21,643)	—	(21,643)
Balance April 30, 2022 (Successor)	163,760,305	14	1,495,820	(268,872)	(1,278)	1,225,684
Share-based compensation	—	—	10,017	—	—	10,017
Common stock issued	828,831	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(281,136)	—	(1,409)	—	—	(1,409)
Translation adjustment	—	—	—	—	(1,477)	(1,477)
Net loss	—	—	—	(121,499)	—	(121,499)
Balance July 31, 2022 (Successor)	164,308,000	$14	$1,504,428	$(390,371)	$(2,755)	$1,111,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Cash flows from operating activities:
Net loss	$(143,142)	$(11,854)	$(49,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	16,915	4,817	—
Depreciation and amortization	3,897	1,705	3,572
Amortization of intangible assets	91,103	20,023	50,902
Change in bad debt reserve	113	(170)	(174)
(Benefit from) provision for income taxes – non-cash	(36,535)	1,239	(5,886)
Non-cash interest expense	1,053	434	487
Fair value adjustment to warrants	(16,952)	(17,115)	(900)
Right-of-use asset	1,977	1,445	748
Impairment of goodwill	70,475	—	—
Unrealized loss on derivative instrument	15,065	—	—
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	82,783	6,963	88,622
Prepaid expenses and other current assets	(7,492)	(13,065)	3,379
Accounts payable	(2,559)	5,175	(6,417)
Accrued expenses, including long-term	(23,066)	18,026	(18,592)
Lease liability	96	(1,690)	(1,301)
Deferred revenue	(66,734)	(15,195)	(31,365)
Net cash (used in) provided by operating activities	(13,003)	738	33,811
Cash flows from investing activities:
Purchase of property and equipment	(3,528)	(75)	(641)
Internally developed software - capitalized costs	(5,721)	(881)	(2,350)
Acquisition of Codecademy, net of cash acquired	(198,633)	—	—
Acquisition of Global Knowledge, net of cash received	—	(156,926)	—
Acquisition of Skillsoft, net of cash received	—	(386,035)	—
Acquisition of Pluma, net of cash received	—	(18,646)	—
Net cash used in investing activities	(207,882)	(562,563)	(2,991)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	 (1,718)	 —	 —
Proceeds from equity investment (PIPE)	—	530,000	—
Proceeds from issuance of term loans, net of fees	157,088	464,290	—
Principal payments on capital lease obligation	—	(137)	(370)
Proceeds from accounts receivable facility, net of borrowings	(39,154)	(9,456)	16,577
Principal payments on term loans	(3,202)	—	—
Repayment of First and Second Out loans	—	(605,591)	(1,300)
Net cash provided by financing activities	113,014	379,106	14,907
Effect of exchange rate changes on cash and cash equivalents	(4,646)	(250)	203
Net (decrease) increase in cash, cash equivalents and restricted cash	(112,517)	(182,969)	45,930
Cash, cash equivalents and restricted cash, beginning of period	168,923	288,483	74,443
Cash, cash equivalents and restricted cash, end of period	$56,406	$105,514	$120,373
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$43,344	$90,772	$117,299
Restricted cash	5,300	14,742	3,074
Cash attributed to discontinued operations	7,762	—	—
Cash, cash equivalents and restricted cash, end of period	$56,406	$105,514	$120,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$21,347	$5,030	$16,439
Cash paid for income taxes, net of refunds	$1,256	$272	$1,161
Unpaid capital expenditures	$57	$335	$39
Fair value of shares issued in connection with Codecademy acquisition	$182,550	$—	$—
Share issued in connection with business combinations	$—	$306,375	$
PIPE subscription liability and warrants reclassified to equity	$—	$134,286	$—
Debt issued in connection with business combinations	$—	$90,000	$—
Warrants issued in connection with business combinations	$—	$14,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

The Company

Skillsoft Corp. (“Successor”)

On October 12, 2020, Software Luxembourg Holding S.A. (“Software Luxembourg” or “Predecessor (SLH)”) and Churchill Capital Corp II, a Delaware corporation (“Churchill”), entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”). Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between Churchill and Software Luxembourg was effected through the merger of Software Luxembourg with and into Churchill (the “Skillsoft Merger”), with Churchill being the surviving company. At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Software Luxembourg (“SLH Class A Shares”) outstanding immediately prior to the Effective Time, was automatically canceled and Churchill issued as consideration therefor (i) such number of shares of Churchill’s Class A common stock, par value $0.0001 per share (the “Churchill Class A common stock”) as would be transferred pursuant to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii) Churchill’s Class C common stock, par value $0.0001 per share (the “Churchill Class C common stock”), as would be transferred pursuant to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Software Luxembourg was automatically canceled and Churchill issued as consideration therefor such number of shares of Churchill Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Immediately following the Effective Time, Churchill redeemed all of the shares of Class C common stock issued to the holders of SLH Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to $20,000,000.

As part of the closing of the Skillsoft Merger, the Company (as defined below) consummated PIPE investments and issued 53,000,000 shares of its Class A common stock and warrants to purchase 16,666,667 shares of its Class A common Stock for aggregate gross proceeds of $530 million. In connection with the consummation of these investments, the Company reclassified amounts recorded for stock subscriptions and warrants which previously had been accounted for as liabilities of $78.2 million as additional paid in capital.

On June 11, 2021 (“acquisition date”), Churchill completed its acquisition of Software Luxembourg, and changed its corporate name from Churchill to Skillsoft Corp. (“Skillsoft”). In addition, the Company changed its fiscal year end from December 31 to January 31. Also on June 11, 2021, the Company completed the acquisition of Albert DE Holdings Inc. (“Global Knowledge” or “GK” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development.

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

Successor and Predecessor Periods

The Skillsoft Merger was considered a business combination under ASC 805, Business Combinations and is accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer and Software Luxembourg Holding was determined to be the predecessor for financial reporting purposes. References to “Successor” or “Successor Company” relate to the condensed consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor (SLH) and Global Knowledge were completed. References to “Predecessor (SLH)” relate to the condensed consolidated financial position and results of operations of Software Luxembourg Holding S.A. between August 28, 2020 and June 11, 2021 (its last date of operations prior to the merger). Operating results for the acquired business on June 11, 2021 were credited to the Predecessor (SLH) in the accompanying condensed consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021 were recorded in the Successor period of the condensed consolidated statement of cash flows.

In the accompanying footnotes references to “the Company” relate to Successor and Predecessor (SLH) for the same periods.

Description of Business

The Company provides, through its Skillsoft, Global Knowledge, and Codecademy brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, featuring one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered primarily through Percipio, the Company’s award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no changes to these policies during the six months ended July 31, 2022.

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

			Updated
	Preliminary Purchase		Preliminary Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents and restricted cash	$120,273	$—	$120,273
Current assets	118,847	706	119,553
Property and equipment	10,825	1,632	12,457
Intangible assets	769,799	(4,701)	765,098
Long term assets	18,629	—	18,629
Total assets acquired	1,038,373	(2,363)	1,036,010
Current liabilities	(49,056)	(350)	(49,406)
Debt, including accounts receivable facility	(552,977)	—	(552,977)
Deferred revenue	(123,300)	(113,917)	(237,217)
Deferred and other tax liabilities	(99,699)	15,920	(83,779)
Long term liabilities	(18,325)	1	(18,324)
Total liabilities assumed	(843,357)	(98,346)	(941,703)
Net assets acquired	195,016	(100,709)	94,307
Goodwill	637,667	100,709	738,376
Total purchase price	$832,683	$—	$832,683

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities, since the initial purchase price allocation. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Trademark/tradename – Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6	years
Courseware	186,600	5	years
Proprietary delivery and development software	114,598	2.5-7.6	years
Publishing Rights	41,100	5	years
Customer relationships	271,400	12.6	years
Backlog	60,900	4.6	years
Total	$765,098

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

(b) Albert DE Holdings, Inc. (“Global Knowledge” or “GK”)

On June 11, 2021, GK and its subsidiaries were acquired by Skillsoft, in conjunction with, and just subsequent to, its merger with Churchill Capital Corp II (then becoming the merged Company).

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Updated Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents	$17,524	$157	$17,681
Current assets	47,849	(2,378)	45,471
Property and equipment	5,531	1,625	7,156
Intangible assets	185,800	200	186,000
Long term assets	12,401	(3,106)	9,295
Total assets acquired	269,105	(3,502)	265,603
Current liabilities	(74,463)	10,952	(63,511)
Deferred revenue	(23,018)	(8,191)	(31,209)
Deferred and other tax liabilities	(16,934)	(8,875)	(25,809)
Long term liabilities	(4,248)	2,177	(2,071)
Total liabilities assumed	(118,663)	(3,937)	(122,600)
Net assets acquired	150,442	(7,439)	143,003
Goodwill	108,008	7,439	115,447
Total Purchase Price	$258,450	$—	$258,450

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities, since the initial purchase price allocation. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Trademark/tradename	$25,400	17.6	years
Courseware	1,500	3	years
Proprietary delivery and development software	2,500	0.6	years
Vendor relationships	43,900	2.6	years
Customer relationships	112,700	10.6	years
Total	$186,000

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

The Company incurred $1.0 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related costs” in the audited consolidated statement of operations for the year ended January 31, 2022 and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2022. Approximately $1.0 million was reported in the period from June 12, 2021 to January 31, 2021 (Successor). The Company incurred an additional $1.5 million in GK integration related expenses in the three months and six months ended July 31, 2022, which is included in “Recapitalization and acquisition-related costs” in the accompanying condensed consolidated statement of operations.

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

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Updated Purchase
Description	Price Allocation	Adjustments	Price Allocation
Cash, cash equivalents and restricted cash	$4,262		$4,262
Current assets	3,671		3,671
Property and equipment	385		385
Intangible assets	112,000		112,000
Total assets acquired	120,318	—	120,318
Current liabilities	(4,290)		(4,290)
Deferred revenue	(18,396)		(18,396)
Deferred tax liabilities	(21,615)	1,019	(20,596)
Total liabilities assumed	(44,301)	1,019	(43,282)
Net assets acquired	76,017	1,019	77,036
Goodwill	309,967	(1,019)	308,948
Total purchase price	$385,984	—	$385,984

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Tradename	$44,000	13.8	years
Developed Technology	40,000	5	years
Content	18,000	5	years
Customer relationships	10,000	5.8	years
Total	$112,000

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

The Company incurred $10.2 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related expenses” in the accompanying condensed consolidated statement of operations.  Approximately $2.5 million and $7.7 million was reporting in the three and six months ended July 31, 2022 (Successor), respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the acquisitions of Skillsoft, Global Knowledge and Codecademy had occurred on February 1, 2021 (in thousands):

Unaudited Pro Forma Statement of Operations
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Revenue	$140,574	$154,892	$283,471	$292,457
Net loss	(116,984)	(46,614)	(161,375)	(69,961)

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

Measurement Period

The preliminary purchase price allocation for the Codecademy acquisition described above are based on initial estimates and provisional amounts. In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. For the Codecademy acquisition, which occurred in the three months ended April 30, 2022, the Company is still evaluating and refining inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) valuation of tangible assets and (iv) the accuracy and completeness of liabilities.

(4) Discontinued Operations

On June 12, 2022, Skillsoft entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), pursuant to which, subject to the certain terms and conditions contained therein, Seller agreed to sell, and Buyer agreed to purchase, all of Seller’s right, title and interest in and to one hundred percent (100%) of the outstanding shares of capital stock of SumTotal. The Transaction closed on August 15, 2022.

At the closing of the Transaction, Skillsoft received net proceeds of $176.7 million, subject to customary adjustments as set forth in the Purchase Agreement, including adjustments based on the working capital, cash and indebtedness of SumTotal and its direct and indirect subsidiaries as of the closing date.

In connection with the closing of the Transaction, the parties to the Purchase Agreement entered into certain other agreements, including a transition services agreement pursuant to which each of Seller and Buyer agreed to provide the other party with certain transition services for a limited period following the closing.

The Company determined that the Transaction met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale, as of June 12, 2022. Accordingly, the Company classified the assets and liabilities of the discontinued operations as held for sale in our consolidated balance sheets at the lower of carrying amount or fair value less cost to sell. Classification for the assets and liabilities in comparative periods retained their previous classification as current or long-term. No losses were recognized upon classification of the discontinued operations assets and liabilities as held for sale. Depreciation and amortization ceased on assets classified as held for sale. The operating results of SumTotal are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on our operations and financial results.

The financial results of SumTotal are presented as Income from discontinued operations, net of tax on our condensed consolidated Statement of Operations. The following table presents financial results of SumTotal for all periods presented in our condensed consolidated Statement of Operations (in thousands):

	Quarter to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Three Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Revenues:
Total revenues	$27,453	$15,546	$13,121
Operating expenses:
Costs of revenues	8,152	5,716	4,411
Content and software development	4,849	3,670	2,967
Selling and marketing	5,385	2,584	2,533
General and administrative	289	249	203
Amortization of intangible assets	2,049	1,530	1,384
Recapitalization and acquisition-related costs	 422	 95	 79
Restructuring	172	29	(330)
Total operating expenses	21,318	13,873	11,247
Operating income from discontinued operations	6,135	1,673	1,874
Other income (expense), net	507	295	(345)
Interest income	6	3	1
Interest expense	(576)	(591)	(17)
Income from discontinued operations before income taxes	6,072	1,380	1,513
Provision for income taxes	255	3,911	(1,155)
Net income from discontinued operations	$5,817	$(2,531)	$2,668

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Revenues:
Total revenues	$56,528	$15,546	$37,142
Operating expenses:
Costs of revenues	17,776	5,716	13,838
Content and software development	11,289	3,670	9,072
Selling and marketing	10,707	2,584	7,539
General and administrative	663	249	746
Amortization of intangible assets	6,345	1,530	4,410
Recapitalization and acquisition-related costs	 553	 95	 297
Restructuring	201	29	(127)
Total operating expenses	47,534	13,873	35,775
Operating income from discontinued operations	8,994	1,673	1,367
Other income (expense), net	458	295	(326)
Interest income	12	3	4
Interest expense	(1,320)	(591)	(57)
Income from discontinued operations before income taxes	8,144	1,380	988
Provision for (benefit from) income taxes	852	3,911	(187)
Net income from discontinued operations	$7,292	$(2,531)	$1,175

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of SumTotal (in thousands):

	Successor	Successor
	July 31, 2022	January 31, 2022
Carrying amount of assets included as part of discontinued operations
Cash and cash equivalents	$7,527	$16,496
Restricted cash	235	236
Accounts receivable	26,890	38,587
Prepaid expenses and other current assets	9,427	8,755
Current assets of discontinued operations	44,079	64,074
Property and equipment, net	5,162	6,609
Goodwill	75,217	75,693
Intangible assets, net	69,624	75,628
Right of use assets	1,638	1,937
Other assets	4,402	4,945
Long-term assets of discontinued operations	156,043	164,812
Total assets classified as discontinued operations in the condensed consolidated balance sheet	$200,122	$228,886

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$1,152	$1,502
Accrued compensation	6,681	10,293
Accrued expenses and other current liabilities	3,186	3,260
Lease liabilities	534	508
Deferred revenue	63,181	71,904
Current liabilities of discontinued operations	74,734	87,467
Deferred tax liabilities	568	516
Long term lease liabilities	1,270	1,605
Other long-term liabilities	254	305
Current liabilities of discontinued operations	2,092	2,426
Total liabilities classified as discontinued operations in the condensed consolidated balance sheet	$76,826	$89,893

(5) Intangible Assets

Intangible assets consisted of the following (in thousands):

	July 31, 2022 (Successor)				January 31, 2022 (Predecessor (SLH))
	Gross			Net	Gross			Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount	Amount	Amortization		Amount
Developed software/ courseware	$367,511		$83,581	$283,930	$300,771		$43,687	$257,084
Customer contracts/ relationships	342,300		26,843	315,457	332,300		10,436	321,864
Vendor relationships	43,900		29,765	14,135	 43,900		21,219	 22,681
Trademarks and trade names	45,500		1,675	43,825	3,900		373	3,527
Publishing rights	41,100		9,339	31,761	41,100		5,229	35,871
Backlog	49,700		18,843	30,857	49,700		4,906	44,794
Skillsoft trademark	84,700		—	84,700	84,700		—	84,700
Global Knowledge trademark	25,400		3,554	21,846	 25,400		2,062	 23,338
Total	$1,000,111		$173,600	$826,511	$881,771		$87,912	$793,859

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2023 (remaining 6 months)	$86,728
2024	151,255
2025	130,557
2026	126,571
2027	80,867
Thereafter	165,833
Total	$741,811

Amortization expense related to intangible assets in the aggregate was $45.2 million and $84.8 million for the three and six months ended July 31, 2022 (Successor) and $18.5 million, $14.6 million and $46.5 million for the period from June 12, 2021 through July 31, 2021 (Successor), May 1, 2021 through June 11, 2021 (Predecessor (SLH)) and February 1, 2021 through June 11, 2021 (Predecessor (SLH)), respectively.

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

During the three months ended July 31, 2022, the Company’s Global Knowledge instructor led training (“ILT”) business experienced a significant decline in bookings and GAAP revenue compared to the corresponding period in the prior year.  Management believes the poor performance is due to a variety of factors, including (i) reduced corporate spending as customers brace for the potential of a recessionary environment, (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers and (iii) evolving customer preferences with respect to training and ILT in a post COVID environment.

In light of the circumstances and indicators of impairment described above, management first considered whether any impairment was present for the Global Knowledge long-lived assets group, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test.

In accordance with ASC 350, management next considered whether there were any indicators of impairment for Global Knowledge goodwill, concluding that triggering events had occurred, necessitating an interim goodwill impairment test as of July 31, 2022.  In comparing the estimated fair value of the Global Knowledge reporting unit to its carrying value, the Company considered the results of both a discounted cash flow (“DCF”) analysis and a market multiples approach.  The results of the impairment test performed indicated that the carrying value of the Global Knowledge reporting unit exceeded its estimated fair value. Based on the results of the goodwill impairment testing procedures, the Company recorded a $70.5 million goodwill impairment for the three and six months ended July 31, 2022.  The Company believes that its procedures for estimating gross future cash flows for each intangible asset are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

A roll forward of goodwill is as follows:

Description	Skillsoft	GK	Consolidated
Goodwill, net January 31, 2022 (Successor)	$680,500	$115,311	$795,811
Foreign currency translation adjustment	(102)	(730)	(832)
Acquisition of Codecademy	309,967	—	309,967
Measurement period adjustments	—	(614)	(614)
Goodwill, net April 30, 2022 (Successor)	$990,365	$113,967	$1,104,332
Foreign currency translation adjustment	(36)	(422)	(458)
Impairment of goodwill	—	(70,475)	(70,475)
Measurement period adjustments	(819)	126	(693)
Goodwill, net July 31, 2022 (Successor)	$989,510	$43,196	$1,032,706

As of July 31, 2022 and January 31, 2022, there were $70.5 million and $0.0 million, respectively, of accumulated impairment losses for the Global Knowledge segment.

As of July 31, 2022 and January 31, 2022, there were no accumulated impairment losses for the Skillsoft segment.

(6) Taxes

For the three months and six months ended July 31, 2022 (Successor), the Company recorded a tax benefit on continuing operations of $3.1 million and $25.4 million, respectively on pretax loss of $130.4 million and $175.8 million, respectively. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

For the successor period from June 12, 2021 through July 31, 2021, the Company recorded a tax benefit on continuing operations of $2.0 million on pretax loss of $11.3 million. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

For the predecessor period from May 1, 2021 through June 11, 2021 the Company recorded a tax benefit of $0.5 million on pretax loss of $15.0 million.  For the processor period from February 1, 2021 through June 11, 2021, the Company recorded a tax benefit of $3.5 million on pretax loss of $54.0 million. The tax benefit for these periods reflected the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

(7) Restructuring

In connection with the Company’s acquisition integration process and workplace flexibility policy, it has continued its initiatives and commitment to reduce its costs and better align operating expenses with existing economic conditions and its operating model. During the three and six months ended July 31, 2022 (Successor), the Company recorded restructuring charges of $4.3 million and $8.3 million, respectively, for the severance costs and the abandonment of right-of-use assets.

In January 2021, the Company committed to a restructuring plan that encompassed a series of measures intended to improve its operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as it is adopting new work arrangements for certain locations. The Company recorded restructuring charges of $0.3 million and recoveries of $0.6 million during the period of June 12, 2021 to July 31, 2021 (Successor) and the period of February 1, 2021 to June 11, 2021 (Predecessor (SLH)), respectively, as a result of severance cost estimate changes.

(8) Leases, Commitments and Contingencies

Leases

The Company measured Skillsoft and Global Knowledge’s legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $16.3 million and $18.5 million, respectively, as of July 31, 2022. All leases are classified as operating leases.

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

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets as of July 31, 2022. The weighted-average remaining lease term of the Company’s operating leases is 5.9 years as of July 31, 2022. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $1.1 million and related cash payments were $2.3 million for the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)). The lease costs were $1.1 million and related cash payments were $1.7 million for the period from June 12, 2021 to July 31, 2021 (Successor). The lease costs were $3.7 million and related cash payments were $4.2 million for the six months ended July 31, 2022 (Successor). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of July 31, 2022 (Successor):

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2023 (excluding 6 months ended July 31, 2022)	$3,165
2024	4,832
2025	3,393
2026	2,069
2027	2,191
Thereafter	4,924
Total future minimum lease payments	20,574
Less effects of discounting	(2,033)
Total lease liabilities	$18,541

Reported as of July 31, 2022
Lease liabilities	$5,036
Long-term lease liabilities	13,505
Total lease liabilities	$18,541

Litigation

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defense and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

On March 14, 2022, a putative Company stockholder filed a complaint in the United States District Court for the Eastern District of New York, captioned Newton v. Skillsoft Corp., et al., No. 1:22-cv-01383 (E.D.N.Y.), against the Company and the members of its Board of Directors. On May 29, 2022, this case was dismissed. The complaint generally alleged that the definitive proxy statement filed by the Company with the SEC in connection with the Codecademy acquisition contained misstatements and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the SEC.

The items noted above, and any potential liability, do not currently meet the accounting criteria of probable and estimable. Therefore the Company has not accrued any related liability as of July 31, 2022.

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

(9) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Successor
	July 31, 2022	January 31, 2022
Term Loan - current portion	$6,404	$4,800
Term Loan - mandatory prepayment from SumTotal sale	31,391	—
Current maturities of long-term debt	$37,795	$4,800

Term Loan - long-term portion	597,803	474,000
Less: Original Issue Discount - long-term portion	(8,962)	(6,724)
Less: Deferred Financing Costs - long-term portion	(4,866)	(5,091)
Long-term debt	$583,975	$462,185

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

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $0.1 million and $2.8 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.9 million of third-party costs incurred were recognized as interest expenses in the accompanying statement of operations for the six months ended July 31, 2022.

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

On August 15, 2022, pursuant to the Purchase Agreement entered on June 12, 2022 by Skillsoft Corp. (the “Company” or “Seller”) and Cornerstone OnDemand, Inc. (“Buyer”), the Company completed the sale of one hundred percent (100%) of the outstanding shares of capital stock of Amber Holding Inc. (“SumTotal”) to Buyer. As a result of the asset sale, the Company is obligated to make a mandatory prepayment of $31.4 million to the lenders.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as those assets of each subsidiary guarantor.

Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Term Loan Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of July 31, 2022, the Company is in compliance with all covenants.

The Company’s debt outstanding as of July 31, 2022 matures as shown below (in thousands):

Fiscal year ended January 31:
2023 (exclude six months ended July 31, 2022)	$34,593
2024	6,404
2025	6,404
2026	6,404
2027	6,404
Thereafter	575,389
Total payments	635,598
Less: Current portion	(37,795)
Less: Unamortized original issue discount and issuance costs	(13,828)
Long-term portion	$583,975

Accounts Receivable Facility (Predecessor and Successor)

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables for sale with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from sold receivables to a restricted concentration account. Receivables that have been sold to the lenders must be transferred to the restricted concentration account within two business days of being collected by the Company. The Company accounts for these transactions as borrowings, as the assets being transferred contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances being transferred. The interest rate on borrowings outstanding under these agreements was 4.6% at July 31, 2022. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity to up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior months borrowing base and what receivables are being sold during the new borrowing base period to replenish them. If additional receivables are sold to replenish receipts, the funds from the concentration account will be returned to the Company from the restricted concentration account by the administration agent. The reserve balances were $4.3 million at July 31, 2022 and are classified as restricted cash on the balance sheet.

(10) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of July 31, 2022, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value of $0.0001 each. As of July 31, 2022, 164,308,000 shares of Class A common stock were issued and outstanding.

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	July 31, 2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$11,247

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,000	$11.50	$18.00	6/11/26
Private Placement Warrants (PIPE)	16,667	$11.50	$18.00	6/11/26
Private Placement Warrants (Global Knowledge)	5,000	$11.50	None	10/12/25
Private Placement Warrants (CEO)	1,000	$11.50	None	6/11/26
Total	45,667

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

(11) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSUs to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Award and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of July 31, 2022 a total of 4,315,596 shares of common stock were available for issuance under the 2020 Plan.

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

The following table summarizes the stock option activity for the six months ended July 31, 2022:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding, January 31, 2022	2,825,752	$10.76	9.4
Granted	—	—	—
Exercised	—	 —	—	
Forfeited	—	 —	—	
Expired	—	 —	—	
Outstanding, July 31, 2022	2,825,752	$10.76	8.9	$—
Vested and Exercisable, July 31, 2022	549,500	$10.75		$—

The total unrecognized equity-based compensation costs related to the stock options was $7.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Six Months Ended
July 31, 2022
Risk-free interest rates	1.0%
Expected dividend yield	—
Volatility factor	30 - 31%
Expected lives (years)	6.1
Weighted average fair value of options granted	$3.36

Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Restricted stock units vest over a two, three or four-year period, subject to continued employment through each anniversary. In addition, RSUs granted to the board of directors vest on the earlier of the anniversary of the date of grant or the date of the Company’s next annual stockholders meeting following the grant date, subject to continued service with the Company. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following table summarizes the RSU activity for the six months ended July 31, 2022:

			Weighted-	Aggregate
			Average Grant	Intrinsic Value
	Shares		Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	5,091,852		$10.26
Granted	8,748,204		5.91
Vested	(1,078,727)		8.74	
Forfeited	(784,667)		7.88	
Unvested balance, July 31, 2022	11,976,662		$7.38	$45,990

The total unrecognized stock-based compensation costs related to RSUs was $80.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Market-based Restricted Stock Units

Market-based restricted stock units (“MBRSUs”) vest over a three-year or four-year performance period, subject to continued employment through each anniversary and achievement of market conditions, specifically the Company's stock price and an objective relative total shareholder return. The fair value of MBRSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following table summarizes the MBRSU activity for the six months ended July 31, 2022:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	1,095,978	$8.43
Granted	1,463,385	7.26
Vested	—	 —	
Forfeited	(127,628)	 7.33	
Unvested balance, July 31, 2022	2,431,735	$7.79	$9,338

The total unrecognized stock-based compensation costs related to MBRSUs was $13.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Performance-based Restricted Stock Units

The Company issued 49,876 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 to January 31, 2022. Of the 49,876 performance-based restricted stock units, 12,500 shares were vested and 12,500 shares were canceled on January 31, 2022. The remaining 24,876 shares were vested when the specified corporate goals were achieved in June 2022. The stock-based compensation expenses for the 24,876 shares were recognized in the three months ended July 31, 2022.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Quarter to Date Results			Year to Date Results
	Fiscal 2023	Fiscal 2022		Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)	Successor	Successor	Predecessor (SLH)
	Three Months	From	From	Six Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021	July 31, 2022	July 31, 2021	June 11, 2021
Cost of revenues	$37	$—	$—	$51	$—	$—
Content and software development	2,849	254	—	4,424	254	—
Selling and marketing	1,541	326	—	3,018	326	—
General and administrative	5,590	4,237	—	11,017	4,237	—
Total	$10,017	$4,817	$—	$18,510	$4,817	$—

The stock-based compensation for the six months ended July 31, 2022 includes $1.6 million of fair value adjustment for the cash consideration exceeded the fair value of the legacy Codecademy options, which is classified as a post-combination expense.

(12) Revenue

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three and six months ended July 31, 2022 (Successor) and for the periods from June 12, 2021 through July 31, 2021 (Successor), May 1, 2021 through June 11, 2021 (Predecessor (SLH)) and February 1, 2021 (Predecessor (SLH)) through June 11, 2021 (Predecessor (SLH)) (in thousands):

	Quarter to Date Results			Year to Date Results
	Fiscal 2023	Fiscal 2022		Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)	Successor	Successor	Predecessor (SLH)
	Three Months	From	From	Six Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021	July 31, 2022	July 31, 2021	June 11, 2021
SaaS subscription services	$94,247	$44,240	$33,045	$179,316	$44,240	$97,406
Professional services	4,281	1,985	1,769	8,812	1,985	5,088
Software licenses and other	225	—	—	411	—	—
Instructor led training	41,821	29,241	—	86,874	29,241	—
Total net revenues	$140,574	$75,466	$34,814	$275,413	$75,466	$102,494

The following table sets forth our revenues by geographic region for the three and six months ended July 31, 2022 (Successor) and for the periods from June 12, 2021 through July 31, 2021 (Successor), May 1, 2021 through June 11, 2021 (Predecessor (SLH)) and February 1, 2021 (Predecessor (SLH)) through June 11, 2021 (Predecessor (SLH)) (in thousands):

	Quarter to Date Results			Year to Date Results
	Fiscal 2023	Fiscal 2022		Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)	Successor	Successor	Predecessor (SLH)
	Three Months	From	From	Six Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021	July 31, 2022	July 31, 2021	June 11, 2021
Revenue:
United States	$92,603	$47,363	$26,345	$176,039	$47,363	$77,489
Other Americas	7,419	5,522	1,813	15,976	5,522	5,197
Europe, Middle East and Africa	35,775	20,079	4,755	74,416	20,079	14,283
Asia-Pacific	4,777	2,502	1,901	8,982	2,502	5,525
Total net revenues	$140,574	$75,466	$34,814	$275,413	$75,466	$102,494

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three and six months ended July 31, 2022 was as follows (in thousands):

Deferred revenue at January 31, 2022 (Successor)	$260,949
Billings deferred	92,106
Recognition of prior deferred revenue	(134,839)
Acquisition of Codecademy	18,396
Deferred revenue at April 30, 2022 (Successor)	$236,612
Billings deferred	119,724
Recognition of prior deferred revenue	(140,574)
Deferred revenue at July 31, 2022 (Successor)	$215,762

Deferred revenue performance obligations relate predominately to time-based SaaS subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three and six months ended July 31, 2022 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2022 (Predecessor (SLH))	$13,248
Contract acquisition costs	4,265
Recognition of contract acquisition costs	(3,733)
Deferred contract acquisition costs at April 30, 2022 (Successor)	$13,780
Contract acquisition costs	3,964
Recognition of contract acquisition costs	(3,742)
Deferred contract acquisition costs at July 31, 2022 (Successor)	$14,002

(13) Fair Value Measurements

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

The following table summarizes the Company’s liabilities that are measured at fair value on a recurring basis as of July 31, 2022 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Interest rate swaps	$15,065	$—	$15,065
Liability classified warrants	—	11,247	11,247
Total liabilities recorded at fair value	$15,065	$11,247	$26,312

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	July 31, 2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$11,247

The Company classifies certain Private Placement Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Placement Warrants using a Black-Scholes option pricing model. The fair value of the Private Placement Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market. The fair value of the Private Placement Warrants classified as liabilities were estimated at July 31, 2022 using a Black-Scholes options pricing model and the following assumptions:

July 31, 2022
Risk-free interest rates	2.75%
Expected dividend yield	—
Volatility factor	58%
Expected lives (years)	3.9
Value per unit	$0.69

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

	Total	(Level 3)

Private Placement Warrants – Sponsor	$11,247	11,247
Total liabilities recorded at fair value	$11,247	11,247

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the Three
Months Ended
July 31, 2022
Balance as of April 30, 2022 (Successor)	$18,093
Unrealized gains recognized as other income	(6,846)
Balance as of July 31, 2022 (Successor)	$11,247

For the Six
Months Ended
July 31, 2022
Balance as of January 31, 2022 (Successor)	$28,199
Unrealized losses recognized as other income	(16,952)
Balance as of July 31, 2022 (Successor)	$11,247

Interest Rate Swap

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a notional amount of $300.0 million and a maturity date of June 5, 2027.  The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on the first $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three months ended July 31, 2022, the Company recognized a loss of $15.1 million attributable to the Interest Rate Swaps.

The inputs for determining fair value of the interest rate swaps are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparty to this derivative contract is a highly rated financial institution which we believe carries only a minimal risk of nonperformance.

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of July 31, 2022, approximate their fair value because of the short maturity of those instruments.

The Company considered the fair value of its external borrowings and believes their carrying values approximate fair value at July 31, 2022 based on the recent issuance of additional term loans on April 4, 2022 near par and the fact that the borrowing have variable rates.

(14) Segment Information

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

On June 12, 2022, Skillsoft entered into a Purchase Agreement with Cornerstone OnDemand, Inc. to sell SumTotal. The Company determined that the Transaction met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale. As a result, the financial operations of SumTotal are excluded from the segment disclosure. The related operations of SumTotal are now presented as discontinued operations and its assets presented as held for sale.

The following table presents summary results for each of the businesses for the three months and six months ended July 31, 2022 (Successor) and the period from June 12, 2021 through July 31, 2021 (Successor), May 1, 2021 through June 11, 2021 (Predecessor (SLH)) and February 1, 2021 through June 11, 2021 (Predecessor (SLH)), (in thousands):

	Quarter to Date Results			Year to Date Results
	Fiscal 2023	Fiscal 2022		Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)	Successor	Successor	Predecessor (SLH)
	Three Months	From	From	Six Months	From	From
	Ended	June 12, 2021 to	May 1, 2021 to	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021	July 31, 2022	July 31, 2021	June 11, 2021
Skillsoft Content
Revenues	$98,753	$50,806	$34,814	$188,539	$50,806	$102,494
Operating expenses	136,602	61,396	45,608	265,024	61,396	140,484
Operating income (loss)	(37,849)	(10,590)	(10,794)	(76,485)	(10,590)	(37,990)
Global Knowledge
Revenues	41,821	24,660	—	86,874	24,660	—
Operating expenses	114,754	32,256	—	166,407	32,256	—
Operating income (loss)	(72,933)	(7,596)	—	(79,533)	(7,596)	—
Consolidated
Revenues	140,574	75,466	34,814	275,413	75,466	102,494
Operating expenses	251,356	93,652	45,608	431,431	93,652	140,484
Operating income (loss)	(110,782)	(18,186)	(10,794)	(156,018)	(18,186)	(37,990)
Non-operating (expense) income	80	(992)	304	1,132	(992)	(167)
Fair value adjustment of warrants	6,846	17,115	800	16,952	17,115	900
Fair value adjustment of hedge instruments	(15,065)	—	—	(15,065)	—	—
Interest expense, net	(11,460)	(9,256)	(5,301)	(22,837)	(9,256)	(16,703)
Benefits from (provision for) income taxes	3,065	1,996	464	25,402	1,996	3,521
Net loss from continuing operations	(127,316)	(9,323)	(14,527)	(150,434)	(9,323)	(50,439)
Income from discontinued operations, net of tax	5,817	(2,531)	2,668	7,292	(2,531)	1,175
Net (loss) income	$(121,499)	$(11,854)	$(11,859)	$(143,142)	$(11,854)	$(49,264)

Skillsoft content segment depreciation for the three months and six months ended July 31, 2022 (Successor) was $0.9 million and $1.8 million, respectively.

Skillsoft content segment depreciation for the period from June 12, 2021 through July 31, 2021 (Successor), May 1, 2021 through June 11, 2021 (Predecessor (SLH)) and February 1, 2021 through June 11, 2021 (Predecessor (SLH)) was $0.6 million, $0.2 million, and $1.8 million, respectively.

Global Knowledge segment depreciation for the three and six months ended July 31, 2022 (Successor) was $0.3 million and $0.9 million, respectively.

Global Knowledge segment depreciation for the period from June 12, 2021 through July 31, 2021 (Successor) was $0.4 million.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of July 31, 2022 and January 31, 2022 (in thousands):

	July 31, 2022		January 31, 2022

Skillsoft		$1,848,821		$1,648,160
Global Knowledge		243,094		344,902
Total assets classified as discontinued operations		200,122		228,886
Consolidated		$2,292,037		$2,221,948

The following table sets forth the Company’s long-lived tangible assets by geographic region as of July 31, 2022 and January 31, 2022 (in thousands):

	July 31, 2022	January 31, 2022

United States	$10,721	$9,482
Ireland	236	313
Rest of world	1,626	1,680
Total	$12,583	$11,475

(15) Net Loss Per Share

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except number of shares and per share data):

	Quarter to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Three Months	From	From
	Ended July 31,	June 12, 2021 to	May 1, 2021 to
	2022	July 31, 2021	June 11, 2021
Net loss from continuing operations	$(127,316)	$(9,323)	$(14,527)
Net income from discontinued operations	5,817	(2,531)	2,668
Net loss	(121,499)	(11,854)	(11,859)

Weighted average common shares outstanding:
Basic and diluted:
Class A and B – (Predecessor (SLH))	*	*	4,000
Ordinary - (Successor)	164,089	133,059	*

Net loss per share:
Basic and diluted:
Class A and B – (Predecessor (SLH)) - Continuing operations	*	*	(3.63)
Class A and B – (Predecessor (SLH)) - Discontinued operations	*	*	0.67
Class A and B – (Predecessor (SLH))	*	*	$(2.96)
Ordinary – (Successor) - Continuing operations	(0.78)	(0.07)	*
Ordinary – (Successor) - Discontinued operations	0.04	(0.02)	*
Ordinary – (Successor)	$(0.74)	$(0.09)	*

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended July 31,	June 12, 2021 to	February 1, 2021 to
	2022	July 31, 2021	June 11, 2021
Net loss from continuing operations	$(150,434)	$(9,323)	$(50,439)
Net income from discontinued operations	7,292	(2,531)	1,175
Net loss	(143,142)	(11,854)	(49,264)

Weighted average common shares outstanding:
Basic and diluted:
Class A and B – (Predecessor (SLH))	*	*	4,000
Ordinary - (Successor)	153,442	133,059	*

Net loss per share:
Basic and diluted:
Class A and B – (Predecessor (SLH)) - Continuing operations	*	*	(12.61)
Class A and B – (Predecessor (SLH)) - Discontinued operations	*	*	0.29
Class A and B – (Predecessor (SLH))	*	*	$(12.32)
Ordinary – (Successor) - Continuing operations	(0.98)	(0.07)	*
Ordinary – (Successor) - Discontinued operations	0.05	(0.02)	*
Ordinary – (Successor)	$(0.93)	$(0.09)	*

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

During the six months ended July 31, 2022 (Successor) and July 31, 2021 (Predecessor (SLH)), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Successor	Successor	Predecessor (SLH)
	Six Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	July 31, 2022	July 31, 2021	June 11, 2021
Warrants to purchase common shares	61,967	61,967	706
Stock Options	2,826	2,198	—
RSUs	14,408	3,465	—
Total	79,201	67,630	706

(16) Related Party Transactions

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

Successor Related Party Transactions

Strategic Support Agreement

In connection with the closing of the Skillsoft Merger on June 11, 2021, the Company entered into a strategic support agreement with its largest shareholder, pursuant to which the shareholder agreed to provide certain business development and investor relations support to the Company for one year after closing of the transaction. The strategic support agreement terminated on June 11, 2022 and will not be renewed.

Agreements with Affiliated Entities

Our largest shareholder has a broad portfolio of investments, within and outside of Ed-tech, where it controls or exerts influence over such investments through ownership and in some cases board seats.

On December 10, 2022, Skillsoft entered into a distribution and resale agreement with a company that is majority-owned by our largest shareholder and its affiliates.  On February 18, 2022, SumTotal (now divested) entered into a reseller agreement with a portfolio company of our largest shareholder that also has a common board member. No consideration was due to either party for the fiscal year ended January 31, 2022 and the six months ended July 31, 2022.

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

(17) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of July 31, 2022 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. The Company notes the following.

Share Repurchase Authorization

On September 7, 2022, the Board of Directors authorized Skillsoft to repurchase up to $30 million of its Class A common stock.  Under the program, Skillsoft may purchase shares in the open market, in private negotiated transactions, or by other means from time to time.  The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of Class A common stock, general market conditions, alternative uses for capital, Skillsoft’s financial performance, and other considerations. The share repurchase program does not obligate Skillsoft to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice.

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

Company’s Business following the Business Combinations

Skillsoft is a global leader in corporate digital learning, serving more than 70% of the Fortune 1000, customers in nearly 200 countries, and a community of learners of more than 80 million globally. Skillsoft’s primary learning solutions include: (i) Percipio, an intelligent and immersive digital learning platform; (ii) Global Knowledge, a global provider of authorized information technology & development training and professional skills; (iii) Codecademy, an online learning platform for technical skills that uses an innovative, scalable approach to online coding education; and (iv) Pluma, a digital platform that provides individualized executive-quality coaching that is personal yet scalable.

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

Discontinued Operations

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments as set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Skillsoft received net proceeds of $176.7 million on August 15, 2022, pending final closing adjustments. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations as of July 31, 2022. As a result, SumTotal’s assets and liabilities are reported as held for sale and the results of operations are presented, net of tax, separate from the results of continuing operations for all periods presented.

The sale of SumTotal business will enable us to sharpen our focus on accelerating growth in our core business, providing customers with transformative learning experiences that propel organizations and people to grow together.

Results of Operations

Our financial results for the three and six months ended July 31, 2022, and the period of June 12, 2021 to July 31, 2021 are referred to as those of the “Successor” periods. Our financial results for the periods of May 1, 2021 to June 11, 2021 and February 1, 2021 to June 11, 2021 are referred to as those of the “Predecessor (SLH)” periods. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although we are required by GAAP to report on our results for the Successor and Predecessor (SLH) periods separately, we do not believe that reviewing the results of the periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

The table below presents the results for the three months ended July 31, 2021, which are the sum of the reported amounts for the Predecessor (SLH) period from May 1, 2021 through June 11, 2021 and the Successor period from June 12, 2021 through July 31, 2021, and the results for the six months ended July 31, 2021, which are the sum of the reported amounts for the Predecessor (SLH) period from February 1, 2021 through June 11, 2021 and the Successor period from June 12, 2021 through July 31, 2021. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent the business combination and may not be indicative of future results.

				Non-GAAP	Non-GAAP
	Successor	Predecessor (SLH)	Predecessor (SLH)	Combined	Combined
	From	From	From	Three Months	Six Months
	June 12, 2021 to	May 1, 2021 to	February 1, 2021 to	Ended	Ended
(In thousands)	July 31, 2021	June 11, 2021	June 11, 2021	July 31, 2021	July 31, 2021
Revenues:
Total revenues	$75,466	$34,814	$102,494	$110,280	$177,960
Operating expenses:
Costs of revenues	22,290	6,949	22,043	29,239	44,333
Content and software development	6,208	4,510	15,012	10,718	21,220
Selling and marketing	19,650	10,905	34,401	30,555	54,051
General and administrative	16,824	4,652	16,471	21,476	33,295
Amortization of intangible assets	18,493	14,575	46,492	33,068	64,985
Recapitalization and acquisition-related costs	9,900	4,927	6,641	14,827	16,541
Restructuring	287	(910)	(576)	(623)	(289)
Total operating expenses	93,652	45,608	140,484	139,260	234,136
Operating loss	(18,186)	(10,794)	(37,990)	(28,980)	(56,176)
Interest and other expense, net	(10,248)	(4,997)	(16,870)	(15,245)	(27,118)
Fair value adjustment to warrants	17,115	800	900	17,915	18,015
Loss before provision for (benefit from) income taxes	(11,319)	(14,991)	(53,960)	(26,310)	(65,279)
Provision for (benefit from) income taxes	(1,996)	(464)	(3,521)	(2,460)	(5,517)
Loss from continuing operations	(9,323)	(14,527)	(50,439)	(23,850)	(59,762)
Income from discontinued operations, net of tax	(2,531)	2,668	1,175	137	(1,356)
Net loss	$(11,854)	$(11,859)	$(49,264)	$(23,713)	$(61,118)

The table below presents the comparison of our historical results of operations for the periods presented:

		Non-GAAP		Non-GAAP
		Combined		Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Revenues:
Total revenues	$140,574	$110,280	$275,413	$177,960
Operating expenses:
Costs of revenues	34,998	29,239	73,008	44,333
Content and software development	19,693	10,718	36,026	21,220
Selling and marketing	41,848	30,555	81,410	54,051
General and administrative	26,367	21,476	55,711	33,295
Amortization of intangible assets	45,200	33,068	84,758	64,985
Impairment of goodwill and intangible assets	70,475	—	70,475	—
Recapitalization and acquisition-related costs	8,452	14,827	21,764	16,541
Restructuring	4,323	(623)	8,279	(289)
Total operating expenses	251,356	139,260	431,431	234,136
Operating loss	(110,782)	(28,980)	(156,018)	(56,176)
Interest and other expense, net	(11,380)	(15,245)	(21,705)	(27,118)
Fair value adjustment to warrants	6,846	17,915	16,952	18,015
Fair value adjustments on hedge instruments	(15,065)	—	(15,065)	—
Loss before (benefit from) provision for income taxes	(130,381)	(26,310)	(175,836)	(65,279)
(Benefit from) provision for income taxes	(3,065)	(2,460)	(25,402)	(5,517)
Loss from continuing operations	(127,316)	(23,850)	(150,434)	(59,762)
Income from discontinued operations, net of tax	5,817	137	7,292	(1,356)
Net loss	$(121,499)	$(23,713)	$(143,142)	$(61,118)

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

		Non-GAAP		Non-GAAP
		Combined		Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	24.9%	26.5%	26.5%	24.9%
Content and software development	14.0%	9.7%	13.1%	11.9%
Selling and marketing	29.8%	27.7%	29.6%	30.4%
General and administrative	18.8%	19.5%	20.2%	18.7%
Amortization of intangible assets	32.2%	30.0%	30.8%	36.5%
Impairment of goodwill and intangible assets	50.1%	0.0%	25.6%	0.0%
Recapitalization and acquisition-related costs	6.0%	13.4%	7.9%	9.3%
Restructuring	3.1%	(0.6)%	3.0%	(0.2)%
Total operating expenses	178.8%	126.3%	156.6%	131.6%
Operating loss	(78.8)%	(26.3)%	(56.6)%	(31.6)%
Interest and other expense, net	(8.1)%	(13.8)%	(7.9)%	(15.2)%
Fair value adjustment to warrants	4.9%	16.2%	6.2%	10.1%
Fair value adjustments on hedge instruments	(10.7)%	0.0%	(5.5)%	0.0%
Loss before provision for (benefit from) income taxes	(92.7)%	(23.9)%	(63.8)%	(36.7)%
(Benefit from) provision for income taxes	(2.2)%	(2.2)%	(9.2)%	(3.1)%
Loss from continuing operations	(90.6)%	(21.6)%	(54.6)%	(33.6)%
Income from discontinued operations, net of tax	4.1%	0.1%	2.6%	(0.8)%
Net loss	(86.4)%	(21.5)%	(52.0)%	(34.3)%

Revenues

We provide, through our Skillsoft, Global Knowledge, and Codecademy brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Skillsoft generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership & business, technology & development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s content offerings are predominately delivered through Percipio, our award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our Codecademy and Pluma offerings.  Our learning solutions are typically sold on a subscription basis for a fixed term.

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

The following table sets forth the percentage of our revenues from continuing operations attributable to geographic regions for the periods indicated:

		Non-GAAP		Non-GAAP
		Combined		Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Revenues:
United States	65.9%	66.8%	63.9%	70.2%
Other Americas	5.3%	6.7%	5.8%	6.0%
Europe, Middle East and Africa	25.4%	22.5%	27.0%	19.3%
Asia-Pacific	3.4%	4.0%	3.3%	4.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

Non-Subscription Revenue. Primarily represents the sale of Global Knowledge instructor led training offerings, which consist of both in-person and virtual environments. Instructor led training, including virtual offerings, are first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenue also includes professional services related to implementation of our offerings and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following table sets forth (i) SaaS subscription and (ii) non-subscription revenue for our business units for the periods indicated:

		Non-GAAP		Non-GAAP
		Combined		Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
SaaS subscription revenues:
Content	$94,247	$77,285	$179,316	$141,646
Total subscription revenues	94,247	77,285	179,316	141,646
Non-subscription revenues:
Content	4,506	3,754	9,223	7,073
Global Knowledge	41,821	29,241	86,874	29,241
Total non-subscription revenues	46,327	32,995	96,097	36,314
Total revenues	$140,574	$110,280	$275,413	$177,960

Revenue by Product and Service Type

The following is a summary of our revenues by product and service type for the periods indicated:

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Revenues:
SaaS subscription services	$94,247	$77,285	$16,962	21.9%
Professional services	4,281	3,754	527	14.0%
Software licenses and other	225	—	225	100.0%
Instructor led training	41,821	29,241	12,580	43.0%
Total revenues	$140,574	$110,280	$30,294	27.5%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Revenues:
SaaS subscription services	$179,316	$141,646	$37,670	26.6%
Professional services	8,812	7,073	1,739	24.6%
Software licenses and other	411	—	411	100.0%
Instructor led training	86,874	29,241	57,633	197.1%
Total revenues	$275,413	$177,960	$97,453	54.8%

Revenues increased $30.3 million, or 27.5%, for the three months ended July 31, 2022, and increased $97.5 million, or 54.8%, for the six months ended July 31, 2022, compared to the same periods in 2021. The primary reason for the increase in GAAP revenue is due to the inclusion of Global Knowledge revenue for the period subsequent to its acquisition on June 11, 2021, which resulted in an increase of $17.2 million and $62.2 million for the three and six months ended July 31, 2022, respectively. Revenues for the three and six months ended July 31, 2021 were also lower due to the application of fresh-start reporting in August 2020, which required deferred revenue as of August 28, 2020 to be reduced to its estimated fair value, which is derived from the estimated costs to fulfill contractual obligations at the time of a change in control rather than the value of contractual billings to customers. The application of fresh-start reporting resulted in a decrease in GAAP revenue of approximately $5.9 million and $25.8 million in the three and six month combined periods ended July 31, 2021, respectively. We adopted ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective at the beginning of the Successor period on June 11, 2021. ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Topic 606, rather than the prior requirement to record deferred revenue at a lower fair value. As a result of the adoption of ASU 2021-08, we did not experience a decline in revenue subsequent to June 11, 2021 attributable to a fair value adjustment as we did with the application of fresh-start reporting in the prior year.

After normalizing for the impact of the acquisition of Global Knowledge and fresh-start reporting, revenues were higher due to (i) the inclusion of Pluma revenue and four months of Codecademy revenue due to their acquisitions on June 30, 2021 and April 3, 2022, respectively, and (ii) organic growth due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking.

Operating expenses

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Cost of revenues	$34,998	$29,239	$5,759	19.7%
Content and software development	19,693	10,718	8,975	83.7%
Selling and marketing	41,848	30,555	11,293	37.0%
General and administrative	26,367	21,476	4,891	22.8%
Amortization of intangible assets	45,200	33,068	12,132	36.7%
Impairment of goodwill and intangible assets	70,475	—	70,475	100.0%
Recapitalization and acquisition-related costs	8,452	14,827	(6,375)	(43.0)%
Restructuring	4,323	(623)	4,946	(793.9)%
Total operating expenses	$251,356	$139,260	$112,096	80.5%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Cost of revenues	$73,008	$44,333	$28,675	64.7%
Content and software development	36,026	21,220	14,806	69.8%
Selling and marketing	81,410	54,051	27,359	50.6%
General and administrative	55,711	33,295	22,416	67.3%
Amortization of intangible assets	84,758	64,985	19,773	30.4%
Impairment of goodwill and intangible assets	70,475	—	70,475	100.0%
Recapitalization and acquisition-related costs	21,764	16,541	5,223	31.6%
Restructuring	8,279	(289)	8,568	(2964.7)%
Total operating expenses	$431,431	$234,136	$197,295	84.3%

Cost of revenues

Cost of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; facilities and utilities costs; consulting services; and instructor fees, course materials, logistics costs and overhead costs associated with virtual, in-classroom, and on-demand training solutions. The table below provides details regarding the changes in components of cost of revenues.

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$12,927	$10,483	$2,444	23.3%
Courseware, reseller fees and outside services	17,395	15,094	2,301	15.2%
Hosting and software maintenance	2,377	1,655	722	43.6%
Facilities and utilities	2,062	1,917	145	7.6%
Other	237	90	147	163.3%
Total cost of revenues	$34,998	$29,239	$5,759	19.7%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$27,057	$17,555	$9,502	54.1%
Courseware, reseller fees and outside services	36,336	20,293	16,043	79.1%
Hosting and software maintenance	4,535	3,386	1,149	33.9%
Facilities and utilities	4,896	2,989	1,907	63.8%
Other	184	110	74	67.3%
Total cost of revenues	$73,008	$44,333	$28,675	64.7%

The increases in compensation and benefits, courseware, reseller fees and outside services, and facilities and utilities for the three and six months ended July 31, 2022, compared to the same periods in 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The increases in hosting and software for the three and six months ended July 31, 2022, compared to the same periods in 2021, were the result of the inclusion of Codecademy’s hosting expenses incurred subsequent to its acquisition on April 4, 2022.

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

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$14,244	$7,010	$7,234	103.2%
Consulting and outside services	4,139	2,740	1,399	51.1%
Facilities and utilities	693	708	(15)	(2.1)%
Software Maintenance	562	206	356	172.8%
Other	55	54	1	1.9%
Total content and software development expenses	$19,693	$10,718	$8,975	83.7%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$25,523	$12,918	$12,605	97.6%
Consulting and outside services	8,108	6,213	1,895	30.5%
Facilities and utilities	1,393	1,495	(102)	(6.8)%
Software Maintenance	972	531	441	83.1%
Other	30	63	(33)	(52.4)%
Total content and software development expenses	$36,026	$21,220	$14,806	69.8%

The increases in compensation and benefits for the three and six months ended July 31, 2022, compared to the same periods in 2021, were primarily due to increased headcount within our content development team in 2022, and the inclusion of Codecademy’s compensation expenses incurred subsequent to its acquisition on April 4, 2022. Also contributing to the increase in compensation and benefits expenses for the three and six months ended July 31, 2022 was the stock-based compensation related to the stock options and restricted stock units granted to key employees.  The increases in consulting and outside services expenses for the three and six months ended July 31, 2022, compared to the same periods in 2021, were due to the increased third party software development costs and outsourced content development costs.

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

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$25,678	$22,735	$2,943	12.9%
Advertising and promotions	7,759	4,348	3,411	78.4%
Facilities and utilities	1,143	1,402	(259)	(18.5)%
Consulting and outside services	1,908	1,084	824	76.0%
Travel	3,756	74	3,682	4975.7%
Software Maintenance	1,469	907	562	62.0%
Other	135	5	130	2600.0%
Total S&M expenses	$41,848	$30,555	$11,293	37.0%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$52,226	$39,534	$12,692	32.1%
Advertising and promotions	15,519	7,801	7,718	98.9%
Facilities and utilities	2,401	2,773	(372)	(13.4)%
Consulting and outside services	3,822	2,102	1,720	81.8%
Travel	4,733	90	4,643	5158.9%
Software Maintenance	2,592	1,766	826	46.8%
Other	117	(15)	132	(880.0)%
Total S&M expenses	$81,410	$54,051	$27,359	50.6%

The increases in compensation and benefits and consulting and outside services expenses for the three and six months ended July 31, 2022, compared to the same periods in 2021, were primarily the result of the inclusion of Global Knowledge’s S&M expenses incurred subsequent to its acquisition on June 11, 2021. The increases in advertising and promotion and software maintenance expenses for the three and six months ended July 31, 2022, compared to the same periods in 2021, were primarily due to the inclusion of Codecademy’s marketing expenses and software tools related expenses incurred subsequent to its acquisition on April 4, 2022. The increases in travel expenses for the three and six months ended July 31, 2022, compared to the same periods in 2021, resulted from the timing of an annual event which was held earlier in the year as compared to the prior year.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The table below provides details regarding the changes in components of G&A expenses.

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$14,858	$14,499	$359	2.5%
Consulting and outside services	7,268	3,548	3,720	104.8%
Facilities and utilities	1,544	1,326	218	16.4%
Franchise, sales, and property tax	427	33	394	1193.9%
Insurance	1,473	1,556	(83)	(5.3)%
Software Maintenance	400	190	210	110.5%
Other	397	324	73	22.5%
Total G&A expenses	$26,367	$21,476	$4,891	22.8%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Compensation and benefits	$32,845	$22,166	$10,679	48.2%
Consulting and outside services	13,700	6,064	7,636	125.9%
Facilities and utilities	3,427	2,023	1,404	69.4%
Franchise, sales, and property tax	1,128	482	646	134.0%
Insurance	3,407	1,921	1,486	77.4%
Software Maintenance	824	263	561	213.3%
Other	380	376	4	1.1%
Total G&A expenses	$55,711	$33,295	$22,416	67.3%

The increases in compensation and benefits, facilities and utilities, and software maintenance expenses for the three and six months ended July 31, 2022, compared to the same periods in 2021, were primarily the result of the inclusion of Global Knowledge’s G&A expenses incurred subsequent to its acquisition on June 11, 2021. Also contributing to the increase in compensation and benefits expenses for the three and six months ended July 31, 2022 was the stock-based compensation related to the stock options and restricted stock units granted to key employees. The increase in compensation and benefits expenses for the three months ended July 31, 2022 was partially offset by lower incentive-based compensation compared to the prior year. The increases in consulting and outside services expenses for the three and six months ended July 31, 2022, compared to the same periods in 2021, were primarily due to increased professional services as well as integration-related costs after the combination of Skillsoft, Global Knowledge and Codecademy. The increase in insurance expenses for the six months ended July 31, 2022, compared to the same period in 2021, was due to the higher directors and officers insurance policies attributable to the Company following the June 2021 business combinations.

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

The increases in amortization of intangible assets of $12.1 million and $19.8 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in 2021, were primarily due to the intangible assets that arose from the business combinations completed in June 2021 and April 2022.

Impairment of goodwill and intangible assets

During the three months ended July 31, 2022, our Global Knowledge instructor led training (“ILT”) business experienced a significant decline in bookings and GAAP revenue compared to the corresponding period in the prior year. In light of the circumstances and indicators of impairment, we first considered whether any impairment was present for the Global Knowledge long-lived assets group, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test. In accordance with ASC 350, we next considered whether there were any indicators of impairment for Global Knowledge goodwill, concluding that triggering events had occurred, necessitating an interim goodwill impairment test as of July 31, 2022.  In comparing the estimated fair value of the Global Knowledge reporting unit to its carrying value, we considered the results of both a discounted cash flow analysis and a market multiples approach. The results of the impairment test performed indicated that the carrying value of the Global Knowledge reporting unit exceeded its estimated fair value. Based on the results of the goodwill impairment testing procedures, we recorded a $70.5 million goodwill impairment for the three and six months ended July 31, 2022.

Recapitalization and acquisition-related costs

Recapitalization and acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with our business combination completed in June 2021, and subsequent acquisition related activities driven by the Codecademy acquisition and related debt issuance. The recapitalization and acquisition-related costs decreased $6.4 million and increased $5.2 million for the three and six months ended July 31, 2022, respectively, compared to the same periods in 2021. The changes were primarily due to the timing of the acquisitions related activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. During the three and six months ended July 31, 2022, we recorded restructuring charges of $4.3 million and $8.3 million, respectively, for the severance costs and the abandonment of right-of-use assets.

In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we are adopting new work arrangements for certain locations. During the three and six months ended July 31, 2021, we recorded restructuring recoveries of $0.6 million and $0.3 million, respectively, as a result of severance cost estimate changes.

Interest and other expense

Interest and other expense, net, consists of gain and loss on derivative instruments, interest income, interest expense, and other expense and income.

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	(Increase)/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	Decrease	Change
Other income (expense), net	$80	$(688)	$(768)	(111.6)%
Interest income	10	62	52	83.9%
Interest expense, net	(11,470)	(14,619)	3,149	21.5%
Interest and other expense, net	$(11,380)	$(15,245)	$3,865	25.4%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	(Increase)/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	Decrease	Change
Other income (expense), net	$1,132	$(1,159)	$(2,291)	(197.7)%
Interest income	170	69	(101)	(146.4)%
Interest expense, net	(23,007)	(26,028)	3,021	11.6%
Interest and other expense, net	$(21,705)	$(27,118)	$5,413	20.0%

The net other income (expense) was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities) recognized during the three and six months ended July 31, 2022 and 2021, which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. The decreases in interest expense for the three and six months ended July 31, 2022, compared to the same periods in 2021, were due to the higher term loan interest rate and average outstanding principal under the exit credit facility of the Predecessor prior to the refinancing in July of 2021. As a result of the interest rate swaps we executed on June 17, 2022, we have fixed the cash interest rate on $300 million of our outstanding term loans at 8.94% going forward.

Fair value adjustments to warrants

The gains attributable to warrants for the three and six months ended July 31, 2022 are due to a decline in the value of our common stock during the periods, which decreased the fair value of our liability classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Fair value adjustments of hedge instruments

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate the variability of cash flows in interest payments on the first $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate (SOFR) interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the income statement as they occur.

Benefit from income taxes

		Non-GAAP
		Combined
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Benefit from income taxes	$(3,065)	$(2,460)	$605	24.6%
Effective income tax rate	2.4%	9.4%

		Non-GAAP
		Combined
	Six Months	Six Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	July 31, 2022	July 31, 2021	(Decrease)	Change
Benefit from income taxes	$(25,402)	$(5,517)	$19,885	360.4%
Effective income tax rate	14.4%	8.5%

The effective income tax rate for the three and six months ended July 31, 2022, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, and changes in the valuation allowance on the Company’s deferred tax assets. Due to the acquisition of Codecademy on April 4, 2022 the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis the Company determined that a valuation allowance release of $20.7 million was required and recorded in full as a discrete income tax benefit for the six months ended July 31, 2022.

The effective income tax rate for the three and six months ended July 31, 2021, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of July 31, 2022, we had $48.6 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented from time to time with borrowings under our accounts receivable facility (described below). Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented from borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

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

SumTotal Proceeds

On August 15, 2022, we completed the previously announced sale of our SumTotal business to a third party. The sale of SumTotal generated gross proceeds of $200 million and net proceeds of $176.7 million, after reflecting the impact of transaction-related expenses, working capital adjustments and the settlement of other obligations necessitated by the transaction. Under the terms of our Amended Credit Agreement, the net proceeds attributable to the sale of SumTotal required a mandatory prepayment of $31.4 million. The remaining net cash proceeds of $145.3 million are subject to reinvestment provisions and may not be used for general corporate purposes.  In the event any of the remaining net cash proceeds have not been designated for eligible investments (such as permitted acquisitions, capital expenditures and other such eligible uses as defined in the Amended Credit Agreement) on or before August 15, 2023, such remaining net cash proceeds will be used to prepay outstanding indebtedness under our Amended Credit Agreement. We expect to have sufficient qualifying expenditures under the Amended Credit Agreement such that no additional mandatory prepayment with remaining SumTotal proceeds will be necessary.

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

Share Repurchase Program

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice. The amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.

Cash Flows

The following table summarizes our cash flows for the periods presented:

		Non-GAAP
	Successor	Combined
	Six Months	Six Months
	Ended	Ended
(In thousands)	July 31, 2022	July 31, 2021
Net cash (used in) provided by operating activities	$(13,003)	$34,549
Net cash used in investing activities	(207,882)	(565,554)
Net cash provided by financing activities	113,014	394,013
Effect of foreign currency exchange rates on cash and cash equivalents	(4,646)	(47)
Net decrease in cash and cash equivalents	$(112,517)	$(137,039)

Cash Flows from Operating Activities

The decrease in cash provided by operating activities for the six months ended July 31, 2022 compared to the corresponding period in the prior year was primarily due to (i) higher recapitalization and acquisition-related costs, driven by the Codecademy acquisition and related debt issuance, (ii) higher one-time restructuring and integration-related costs related to the combination of Skillsoft and Global Knowledge, (iii) higher annual incentive compensation payments, and (iv) the timing of corporate events and vendors payments compared to the prior year.

Cash Flows from Investing Activities

Cash flows from investing activities include cash paid of $198.6 million related to the acquisition of Codecademy. See Note 3 “Business Combinations” of the Notes to Unaudited Condensed Consolidated Financial Statements for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. We received $157.1 million of net proceeds from the Amended Credit Agreement and used most of the proceeds for the acquisition of Codecademy on April 4, 2022.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of July 31, 2022 were as set forth in the table below.

	Payments due by Fiscal Year
(In thousands)	Total	2023 (1)	2024-2025	2026-2027	Thereafter
Term Loan Facility	$635,598	$34,593	$12,808	$12,808	$575,389
Operating leases	20,574	3,165	8,225	4,260	4,924
Total	$656,172	$37,758	$21,033	$17,068	$580,313

(1)Excluding payments made during the six months ended July 31, 2022.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, stock-based compensation, accounting for warrants, income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations could be impacted.

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

During the three months ended July 31, 2022, our Global Knowledge instructor led training (“ILT”) business experienced a significant decline in bookings and GAAP revenue compared to the corresponding period in the prior year. Management believes the poor performance is due to a variety of factors, including (i) reduced corporate spending as customers brace for the potential of a recessionary environment, (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers and (iii) evolving customer preferences with respect to training and ILT in a post COVID environment.

In light of the circumstances and indicators of impairment described above, management first considered whether any impairment was present for the Global Knowledge long-lived assets group, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test.

In accordance with ASC 350, management next considered whether there were any indicators of impairment for Global Knowledge goodwill, concluding that triggering events had occurred, necessitating an interim goodwill impairment test as of July 31, 2022. In comparing the estimated fair value of the Global Knowledge reporting unit to its carrying value, we considered the results of both a discounted cash flow (“DCF”) analysis and a market multiples approach. The results of the impairment test performed indicated that the carrying value of the Global Knowledge reporting unit exceeded its estimated fair value. Based on the results of the goodwill impairment testing procedures, we recorded a $70.5 million goodwill impairment for the three and six months ended July 31, 2022. We believe that our procedures for estimating gross future cash flows for each intangible asset are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

The determination of fair value that is used as a basis for calculating the amount of impairment is a significant estimate. A 10% change in our estimate of fair value of the Global Knowledge reporting unit, which could occur due to different judgments around (i) estimates of future cash flows, (ii) discount rates, (iii) estimated control premiums, (iv) use of different multiples, (v) the weighting of valuation approaches or (vi) other assumptions, or a combination of these judgments, would result in an increase or decrease in our goodwill impairment by approximately $13.9 million.

Stock-based Compensation

We recognize compensation expense for stock options and time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. For restricted stock units that have market conditions, we recognize compensation expense using an accelerated attribution method. We recognize forfeitures as they occur. We estimate the fair value of options utilizing the Black-Scholes model, which is dependent on several subjective variables, such as the expected option term and expected volatility over the expected option term. We determine the expected term using the simplified method. The simplified method sets the term to the average of the time to vesting and the contractual life of the options. Since we do not have a trading history of our common stock, the expected volatility is estimated by considering (i) the average historical stock volatilities of a peer group of public companies within our industry over a period equivalent to the expected term of the stock option grants and (ii) the implied volatility of warrants to purchase our common stock that are actively traded in public markets. The fair value of restricted stock units that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants.

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the quarterly period ended July 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 8 – “Leases, Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed below and in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2022. The risks discussed below and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice, which may result in a decrease in the price of our common stock. The amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock. Even if the share repurchase program is fully implemented, it may not enhance long-term shareholder value, and the program could affect the price of our common stock, increase volatility, and diminish our cash reserves.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. The Company did not repurchase any of its shares during the three months ended July 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated as of June 12, 2022, by and among Skillsoft Corp., Skillsoft (US) Corporation, Amber Holding Inc., and Cornerstone OnDemand, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2022).

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

SKILLSOFT CORP.

Dated: September 8, 2022	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer