Form 10-K/A
period 2020-12-31
Skillsoft Corp.
filed 2022-10-24
CIK 1774675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-38960

Churchill Capital Corp II

(now known as Skillsoft Corp.)

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-4388331 (I.R.S. Employer Identification No.)

300 Innovative Way, Suite 201 Nashua, New Hampshire 03062 (Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 380-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	SKIL	New York Stock Exchange
Warrants included as part of the units	SKIL.W	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

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

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

i

EXPLANATORY NOTE

Churchill Capital Corp II (now known as Skillsoft Corp. (“Skillsoft,” )) (the “Company,” “we”, “SPAC Predesecessor”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”) and amended on May 11, 2021 (the “First Amended Filing”), to amend and restate its financial statements and related footnote disclosures included in the Original Filing and the First Amended Filing as of and for the year ended December 31, 2020 solely as a result of the need to file with the SEC audited financial statements for the fiscal year ended December 31, 2021, of the Company in connection with the filing with the SEC of a registration statement. We are also restating the financial statements as of and for the period from September 30, 2019; as of December 31, 2019 and for the period from April 11, 2019 (inception) to December 31, 2019; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

As previously disclosed, pursuant to an Agreement and Plan of Merger, dated as of October 12, 2021, Software Luxembourg Holding S.A., a public limited liability company (société anonyme), incorporated and organized under the laws of the Grand Duchy of Luxembourg, merged with and into the SPAC Predecessor on June 11, 2021, and the SPAC Predecessor changed its name to “Skillsoft Corp.” (the “Business Combination”). Other than with respect to the financial statements of the SPAC Predecessor, this filing does not reflect or signify in any way a determination by Skillsoft’s Board of Directors, the Audit Committee of the Skillsoft Board of Directors or any other director or officer of Skillsoft regarding Skillsoft’s previously issued financial statements, which can continue to be relied upon in the form in which they have been filed with the SEC.

Restatement Background

All of the shares previously held by the Company’s public stockholders (the “Public Shares”) contained a redemption feature which provided each holder of such shares with the opportunity to have their shares redeemed, and management had no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”) 480-10-S99-3A “Distinguishing Liabilities from Equity” provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly reported its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. In preparation for the filing with the SEC of a registration statement by Skillsoft, Skillsoft’s management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, Skillsoft’s management concluded that all common stock subject to possible redemption should be carried at redemption value as temporary equity outside of stockholders’ equity. As a result of this error, Skillsoft’s management has concluded that temporary equity and permanent equity as of and for the year ended December 31, 2020, should be restated in this Amendment (see Note 2). The financial statements as of and for the period ended September 30, 2019; as of December 31, 2019 and for the period from April 11, 2019 (inception) to December 31, 2019; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 are also restated in this amended Form 10-K/A. These restatements result in a change in classification of Class A common stock, presenting the Class A common stock as common stock subject to possible redemption. The common stock subject to possible redemption was remeasured to adjust form carrying value to redemption value. Increases or decreases in the carrying amount of common stock subject to possible redemption are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and common stock. Further, as a result of this Amendment, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing and the First Amended Filing should no longer be relied upon.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, Skillsoft’s management has re-evaluated the effectiveness of Churchill’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Skillsoft’s management has concluded that, in light of the errors described above, and the filing of the First Amended Filing and this Amendment, a material weakness existed in Churchill’s internal control over financial reporting related to Churchill’s accounting for complex financial instruments.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or the First Amended Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or the date of the First Amended Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing, the First Amended Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing or First Amended Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment No. 2 to update other disclosures presented in the Original Filing of the First Amended Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors

•	Part II – Item 6. Selected Financial Data.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the First Amended Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the First Amended Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the First Amended Filing.

This Amendment does not reflect adjustments for events occurring after May 11, 2021, the date of the filing of the First Amended Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above.

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

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Churchill Capital Corp II (now known as Skillsoft Corp.), a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to Churchill Sponsor II LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

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

SuRo Subscription Agreement

On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Merger (the “SuRo Subscription Agreement”). The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

Lodbrok Subscription Agreement

On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger (the “Lodbrok Subscription Agreement”). The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

Rhône Subscription Agreement

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with Albert UK Holdings 1 Limited, a company owned by investment funds affiliated with Rhône Capital L.L.C. (“Rhône”), pursuant to which Rhône has agreed to subscribe for 5,000,000 newly-issued shares of Churchill Class A Common Stock at a purchase price of $10.00 per share at be issued at the closing of the Global Knowledge Merger (the “Rhône Subscription Agreement”). The obligations to consummate the transactions contemplated by the Rhône Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

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

Our sponsor contributed $25,000, or approximately $0.0001 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

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

In connection with the restatement of our financial statement reflected in the First Amended Filing, the Company’s management, and in connection with this restatement reflected in this Amendemnt, Skillsoft’s management, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As noted in the First Amended Filing following the issuance of the SEC Warrant Accounting Statement, and after consultation with the Company’s independent registered public accounting firm and our management team, the Company’s management concluded that, in light of the SEC Warrant Accounting Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020 and the period from April 11, 2019 (inception) through December 31, 2019. The Company also restated the financial statements as of and for the period ended September 30, 2019, as of December 31, 2019, and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. See “—Our Derivative Instruments are accounted for as liabilities and the changes in value of our Derivative Instruments could have a material effect on our financial results.” As part of such process, the Company’s mangement identified a material weakness in the Company’s internal controls over financial reporting, solely related to our accounting for warrants.

In addition, as described elsewhere in this Amendment, in connection with the preparation of a registration statement and the requirement to include audited financial statements for the year ended December 31, 2021, Skillsoft’s management identified a material weakness in the Churchill’s internal control over financial reporting related to Churchill’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares the presentation of earnings per share. As a result of this material weakness, Skillsoft’s management has concluded that Churchill’s internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Churchill will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to Skillsoft’s re-evaluation of Churchill’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Skillsoft’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. In addition, in connection with the change in presentation for the Public Shares, Skillsoft determined it should restate Churchill’s earnings per share presentation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of Churchill. For a discussion of Skillsoft management’s consideration of the material weakness identified related to Churchill’s application of ASC 480-10-S99-3A to Churchill’s accounting classification of the Public Shares and presentation of earnings per share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment.

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

The Company may face litigation and other risks as a result of the material weakness in Churchill’s internal control over financial reporting.

Following the issuance of the SEC Warrant Accounting Statement, Skillsoft’s Audit Committee, in consultation with management and after discussions with Skillsoft’s independent auditors, concluded that Churchill should have classified its Private Placement Warrants as liabilities measured at fair value upon issuance in its previously issued financial statements, and it was appropriate to correct errors in Churchill’s previously issued audited financial statements by restating such audited financial information. As part of this Amendment, Skillsoft’s management, including Skillsoft’s principal executive and financial officers, have evaluated the effectiveness of Churchill’s internal control over financial reporting and concluded that Churchill did not maintain effective internal control over financial reporting as of December 31, 2020, because of a material weakness in Churchill’s internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with Churchill’s initial public offering in June 2019. Skillsoft’s management and audit committee also concluded that it was appropriate to restate the previously issued financial statements for the periods indicated. Please see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment.

As a result of such material weakness, Churchill’s restatement, the change in accounting for the Warrants, the change in the classification of all of the Public Shares as temporary equity, the Company faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from Churchill’s restatement and material weaknesses in Churchill’s internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, Skillsoft has no knowledge of any such litigation or dispute. However, Skillsoft can provide no assurance that such litigation or dispute will not arise in the future.  Any such litigation or dispute, whether successful or not, could have a material adverse effect on Skillsoft’s business, results of operations and financial condition.

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

The following table summarizes the relevant data for our business as of December 31, 2020 and 2019 and should be read with our financial statements, which are included in this Amendment on Form 10-K:

	Year Ended December 31, 2020	For the period from April 11, 2019 (inception) through December 31, 2019
Income Statement Data:
Loss from operations	$(906,903)	$(744,859)
Net loss	(72,459,185)	(14,682,592)

	December 31, 2020	December 31, 2019
Balance Sheet Data:
Cash	$3,873,865	$2,238,275
Marketable securities held in trust account	696,957,196	695,295,418
Total assets	700,925,360	697,836,358
Total liabilities	153,546,310	77,998,123
Common stock subject to possible redemption	696,498,531	694,927,303
Total stockholders’ deficit	(149,119,481)	(75,089,068)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. These restatements result in a change in classification of Class A common stock, presenting the Class A common stock as common stock subject to possible redemption. The common stock subject to possible redemption was remeasured to adjust form carrying value to redemption value. Increases or decreases in the carry amount of common stock subject to possible redemption are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

SuRo Subscription Agreement

On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Merger (the “SuRo Subscription Agreement”). The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

Lodbrok Subscription Agreement

On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger (the “Lodbrok Subscription Agreement”). The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

Rhône Subscription Agreement

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with Albert UK Holdings 1 Limited, a company owned by investment funds affiliated with Rhône Capital L.L.C. (“Rhône”), pursuant to which Rhône has agreed to subscribe for 5,000,000 newly-issued shares of Churchill Class A Common Stock at a purchase price of $10.00 per share at be issued at the closing of the Global Knowledge Merger (the “Rhône Subscription Agreement”). The obligations to consummate the transactions contemplated by the Rhône Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

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

Prosus Subscription Agreement

The Company accounts for the Prosus Subscription Agreement in accordance with ASC 815, Derivatives and Hedging Activities. The Prosus Subscription Agreement inlcudes the issuance of Warrants whose terms are substantially identical to the private warrants offered during the issuer’s initial public offering. A provision in the warrant agreement related to certain tender of exchange offers precludes the warrants from being accounted for as components of equity, thus the warrants are classified as liabilities under ASC 815 which results in the Prosus Subscription Agreement being classified as a liability. The Prosus Subscription Agreement meets the criteria of a derivative under ASC 815-10 which requires any contract or agreement that does not qualify for equity classification to be initially reported as a liability at fair value with subsequent changes in fair value to be reflected as a non-cash gain or loss on the Company's statements of operations.

Convertible Note

The Company accounts for its promissory notes that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified within temporary equity. At all other times, common stock is classified within stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Additionally, in connection with the preparation of a registration statement and the requirement to include audited finaincal statements for the year ended December 31, 2021, as part of such filing, Skillsoft’s management re-evaluated the Company’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of the redeemable shares of Class A Common Stock issued as part of the units sold in the Initial Public Offering. The Company had previously classified a portion of the Public Shares in permanent equity because, although the Company did not specify a maximum redemption threshold, the Company’s Amended and Restated Certificate of Incorporation provided that the Company would not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Based on such re-evaluation, Skillsoft’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. Skillsoft’s management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, Skillsoft’s management has concluded that temporary equity should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” Skillsoft evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, Skillsoft’s management has noted a classification error related to temporary equity and permanent equity. These restatements result in a change in classification of Class A common stock, presenting the Class A common stock as common stock subject to possible redemption. The common stock subject to possible redemption was remeasured to adjust form carrying value to redemption value. Increases or decreases in the carry amount of common stock subject to possible redemption are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and common stock.

As part of the restatement, Skillsoft’s management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that Churchill did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in Churchill’s internal control over financial reporting related solely to Churchill’s accounting for warrants. Notwithstanding this material weakness, Skillsoft’s management has concluded that Churchill’s audited financial statements included in the Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

To respond to this material weakness, we have retained and may seek additional outside professional resources in connection with the evaluation of accounting standards that apply to our financial statements. The benefits of these measures can only be realized over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to Churchill’s status as an emerging growth company under the JOBS Act.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K filed by the Company on March 26, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on June 10, 2019).

4.4	Warrant Agreement, dated June 26, 2019, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on July 2, 2019).

10.1**	Indemnity Agreement, dated June 26, 2020, between the Registrant and Dena J. Brumpton.

10.2	Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

Exhibit
Number	Description
10.3	Agreement and Plan of Merger, dated as of October 12, 2020, by and between Churchill Capital Corp II, Magnet Merger Sub, Inc., and Albert DE Holdings Inc. (incorporated by reference to the Exhibit 2.2 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.4	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder (incorporated by reference to the Exhibit 10.1 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders (incorporated by reference to the Exhibit 10.2 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.6	Sponsor Support Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Insiders (incorporated by reference to the Exhibit 10.3 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.7	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V. (incorporated by reference to the Exhibit 10.4 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.8	Strategic Support Agreement, dated as of October 12, 2020, by and between MIH Ventures B.V. and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.5 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.9	Subscription Agreement, dated as of October 12, 2020, by and between Albert UK Holdings 1 Limited and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.6 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.10	Subscription Agreement, dated as of October 13, 2020, by and between Lodbrok Capital LLP and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.7 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.11	Subscription Agreement, dated as of October 14, 2020, by and between SuRo Capital Corp. and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.8 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.12	Executive Employment Agreement, dated as of October 13, 2020, by and between Jeffrey R. Tarr and Churchill Capital Corp II (incorporated by reference to the Exhibit 10.9 filed with the Company’s Form 8-K filed by the Registrant on October 16, 2020).

10.13	Promissory Note, dated as of November 2, 2020 (incorporated by reference to the Exhibit 10.1 filed with the Company’s Form 8-K filed by the Registrant on November 6, 2020).

10.14	Merger Agreement Amendment, dated as of January 22, 2021, by and between Churchill and Software Luxembourg Holding S.A. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

10.15	Sponsor Agreement Amendment, dated as of January 22, 2021, by and among Churchill, Software Luxembourg Holding S.A., Sponsor and Churchill’s directors and officers (incorporated by reference to the Exhibit10.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

10.16	Global Knowledge Acknowledgement Letter, dated as of January 22, 2021 (incorporated by reference to the Exhibit 99.1 filed with the Company’s Form 8-K filed by the Registrant on January 28, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 21st day of October, 2022.

Skillsoft Corp. (F/KA Churchill Capital Corp II)

By:	/s/ Jeffrey R. Tarr
Name:	Jeffrey R. Tarr
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gary W. Ferrera
Name:	Gary W. Ferrera
Title:	Chief Financial Officer (Principal Financial Officer)

SKILLSOFT CORP.

(F/K/A CHURCHILL CAPITAL CORP II)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Churchill Capital Corp II (now known as Skillsoft Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Churchill Capital Corp II (now known as Skillsoft Corp.) (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As disclosed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019 and for year ended December 31, 2020 and for the period from April 11, 2019 (inception) through December 31, 2019, have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2019 to 2021.

New York, NY

March 12, 2021, except for the effects of the restatement disclosed in Note 2 – Amendment No. 1, as to which the date is May 10, 2021 and Note 2 – Amendment No. 2 as to which the date is October 21, 2022.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$3,873,865	$2,238,275
Prepaid Income Taxes	—	27,140
Prepaid expenses	94,299	275,525
Total Current Assets	3,968,164	2,540,940

Cash and marketable securities held in Trust Account	696,957,196	695,295,418
TOTAL ASSETS	$700,925,360	$697,836,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$635,483	$257,466
Income tax payable	95,302	—
Convertible promissory note – related party	3,104,359	—
Total Current Liabilities	3,835,144	257,466

Deferred income tax payable	976	9,657
Deferred underwriting fee payable	21,371,000	21,371,000
Derivative liabilities	128,339,190	56,360,000
Total Liabilities	153,546,310	77,998,123

Commitments and Contingencies

Class A Common stock subject to possible redemption, 69,000,000 shares at a redemption value of approximately $10.09 and $10.07 as of December 31, 2020 and 2019, respectively	696,498,531	694,927,303

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of December 31, 2020 and 2019	1,725	1,725
Additional paid-in capital	—	—
Accumulated deficit	(149,121,206)	(75,090,793)
Total Stockholders’ Deficit	(149,119,481)	(75,089,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$700,925,360	$697,836,358

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31, 2020	For the Period from April 11, 2019 (Inception) Through December 31, 2019
Formation and operating costs	$2,906,903	$744,859
Reimbursement of transaction expenses	(2,000,000)	—
Loss from operations	(906,903)	(744,859)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,516,752	6,639,430
Transaction costs attributable to the Initial Public Offering	—	(1,125,634)
Loss on derivative liabilities	(73,583,549)	(18,250,000)
Unrealized gain on marketable securities held in Trust Account	1,276	45,988
Other expense, net	(71,065,521)	(12,690,216)
Loss before income taxes	(71,972,424)	(13,435,075)
Provision for income taxes	(486,761)	(1,247,517)
Net Loss	$(72,459,185)	$(14,682,592)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	69,000,000	47,829,545

Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.84)	$(0.23)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	17,250,000	17,250,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.84)	$(0.23)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 11, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Remeasurement for Class A common stock to redemption amount	—	—	—	—	(23,275)	(60,408,201)	(60,431,476)

Net loss	—	—	—	—	—	(14,682,592)	(14,682,592)

Balance – December 31, 2019	—	—	17,250,000	1,725	—	(75,090,793)	(75,089,068)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(1,571,228)	(1,571,228)

Net loss	—	—	—	—	—	(72,459,185)	(72,459,185)

Balance – December 31, 2020	—	$—	17,250,000	$1,725	$—	$(149,121,206)	$(149,119,481)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(72,459,185)	$(14,682,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,516,752)	(6,639,430)
Transaction costs attributable to Initial Public Offering	—	1,125,634
Loss on derivative liabilities	73,583,549	18,250,000
Unrealized gain on marketable securities held in Trust Account	(1,276)	(45,988)
Deferred income tax (benefit) provision	(8,681)	9,657
Changes in operating assets and liabilities:
Prepaid expenses	181,226	(275,525)
Prepaid income taxes	27,140	(27,140)
Accounts payable and accrued expenses	378,017	257,466
Income tax payable	95,302	—
Net cash used in operating activities	(720,660)	(2,027,918)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account for working capital	250,000	125,000
Cash withdrawn from Trust Account to pay franchise and income taxes	606,250	1,265,000
Net cash provided by (used in) investing activities	856,250	(688,610,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	677,788,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Proceeds from promissory notes – related party	1,500,000	200,000
Repayment of promissory notes – related party	—	(200,000)
Payment of offering costs	—	(736,807)
Net cash provided by financing activities	1,500,000	692,876,193

Net Change in Cash	1,635,590	2,238,275
Cash – Beginning	2,238,275	—
Cash – Ending	$3,873,865	$2,238,275

Supplemental cash flow information:
Cash paid for income taxes	$373,000	$1,265,000

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$1,571,228	$60,431,476
Deferred underwriting fee payable	$—	$21,371,000

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Churchill Capital Corp II now known as Skillsoft Corp. (the “Company”) was incorporated in Delaware on April 11, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

(NOW KNOWN AS SKILLSOFT CORP.)

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

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment 1

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
Condensed Balance sheet as of September 30, 2019 (unaudited)
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

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$21,805,994	$66,706,000	$88,511,994
Class A Common Stock Subject to Possible Redemption	672,720,712	(66,706,000)	606,014,712
Class A Common Stock	240	660	900
Additional Paid-in Capital	-	28,503,490	28,503,490
Retained Earnings (Accumulated Deficit)	4,998,044	(28,504,150)	(23,506,106)
Total Stockholders’ Equity	5,000,009	-	5,000,009

Number of Class A common stock subject to redemption	66,602,417	(6,604,198)	59,998,219

Condensed Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$21,739,976	$111,342,000	$133,081,976
Class A Common Stock Subject to Possible Redemption	672,594,363	(111,342,000)	561,252,363
Class A Common Stock	242	1,102	1,344
Additional Paid-in Capital	126,347	73,139,048	73,265,395
Retained Earnings (Accumulated Deficit)	4,871,691	(73,140,150)	(68,268,459)
Total Stockholders’ Equity	5,000,005	-	5,000,005

Number of Class A common stock subject to redemption	66,584,915	(11,022,539)	55,562,376

Condensed Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$21,689,446	$83,004,000	$104,693,446
Class A Common Stock Subject to Possible Redemption	672,501,414	(83,004,000)	589,497,414
Class A Common Stock	244	821	1,065
Additional Paid-in Capital	219,294	44,801,329	45,020,623
Retained Earnings (Accumulated Deficit)	4,778,742	(44,802,150)	(40,023,408)
Total Stockholders’ Equity	5,000,005	-	5,000,005

Number of Class A common stock subject to redemption	66,563,478	(8,215,648)	58,347,830

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$23,602,761	$129,943,549	$153,546,310
Class A Common Stock Subject to Possible Redemption	672,322,591	(129,943,551)	542,379,040
Class A Common Stock	242	1,287	1,529
Additional Paid-in Capital	398,119	91,740,414	92,138,533
Retained Earnings (Accumulated Deficit)	4,599,922	(91,741,699)	(87,141,777)
Total Stockholders’ Equity	5,000,008	2	5,000,010

Number of Class A common stock subject to redemption	66,580,981	(12,868,479)	53,712,502

Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2019 (unaudited)
Sale of 69,000,000 Units, net of underwriting discount and offering expenses	$655,680,193	$(21,184,366)	$634,495,827
Sale of 15,800,000 Private Placement Warrants	15,800,000	(15,800,000)	-
Class A Common stock subject to possible redemption	(669,011,539)	55,988,000	(613,023,539)
Net income (loss)	2,507,354	(19,003,634)	(16,496,280)

Statements of Changes in Stockholders’ Equity for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Sale of 69,000,000 Units, net of underwriting discount and offering expenses	$655,680,193	$(21,184,366)	$634,495,827
Sale of 15,800,000 Private Placement Warrants	15,800,000	(15,800,000)	-
Class A Common stock subject to possible redemption	(669,011,539)	54,173,310	(614,838,229)
Net income (loss)	4,693,042	(19,375,634)	(14,682,592)

Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 (unaudited)
Class A Common stock subject to possible redemption	$(1,522,483)	$10,346,000	$8,823,517
Net income (loss)	1,522,486	(10,346,000)	(8,823,514)

Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2020 (unaudited)
Class A Common stock subject to possible redemption	$126,349	$44,636,000	$44,762,349
Net loss	(126,353)	(44,636,000)	(44,762,353)

Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2020 (unaudited)
Class A Common stock subject to possible redemption	$92,949	$(28,338,000)	$(28,245,051)
Net income (loss)	(92,949)	28,338,000	28,245,051

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2020 (audited)
Class A Common stock subject to possible redemption	$(1,124,362)	$73,583,551	$72,459,189
Net income (loss)	1,124,364	(73,583,549)	(72,459,185)

Condensed Statement of Operations for the three months ended September 30, 2019 (unaudited)
Net income (loss)	$2,507,354	$(19,003,634)	$(16,496,280)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,650,019	(3,811,000)	62,839,019
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.04	-	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,549,981	3,769,576	23,319,557
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.81)	(0.81)

Condensed Statement of Operations for the period from April 11, 2019 (inception) to September 30, 2019 (unaudited)
Net income (loss)	$2,506,354	$(19,003,634)	$(16,497,280)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,650,019	(3,811,000)	62,839,019
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.04	-	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	17,433,711	2,016,285	19,449,996
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.98)	(0.98)

Statement of Operations for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Net income (loss)	$4,693,042	$(19,375,634)	$(14,682,592)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,661,839	(4,700,208)	61,961,631
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.07	0.01	0.08
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	18,180,430	3,258,099	21,438,529
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	(0.90)	(0.91)

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Operations for the three months ended March 31, 2020 (unaudited)
Net income (loss)	$1,522,486	$(10,346,000)	$(8,823,514)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,619,951	(5,594,026)	61,025,925
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	-	0.02
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,630,049	5,594,026	25,224,075
Basic and diluted net loss per share, Non-redeemable common stock	0.00	(0.41)	(0.41)

Condensed Statement of Operations for the three months ended June 30, 2020 (unaudited)
Net loss	$(126,353)	$(44,636,000)	$(44,762,353)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,585,251	(6,587,032)	59,998,219
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	-	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,664,749	6,587,032	26,251,781
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	(1.70)	(1.71)

Condensed Statement of Operations for the six months ended June 30, 2020 (unaudited)
Net income (loss)	$1,396,133	$(54,982,000)	$(53,585,867)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,602,601	(6,090,529)	60,512,072
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	0.01	0.03
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,647,399	6,090,529	25,737,928
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	(2.13)	(2.14)

Condensed Statement of Operations for the three months ended September 30, 2020 (unaudited)
Net income (loss)	$(92,949)	$28,338,000	$28,245,051
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,563,636	(11,001,260)	55,562,376
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	-	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,686,364	11,001,260	30,687,624
Basic and diluted net loss per share, Non-redeemable common stock	0.00	0.92	0.92

Condensed Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Net income (loss)	$1,303,184	$(26,644,000)	$(25,340,816)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,589,518	(7,739,388)	58,850,130
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	0.01	0.03
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,660,482	7,739,388	27,399,870
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(0.96)	(0.98)

Statement of Operations for the year ended December 31, 2020 (audited)
Net income (loss)	$1,124,364	$(73,583,549)	$(72,459,185)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	66,592,589	(7,868,720)	58,723,869
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.02	0.01	0.03
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	19,657,411	7,868,720	27,526,131
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(2.67)	(2.68)

Condensed Statement of Cash Flows for the period from April 11, 2019 (inception) to September 30, 2019 (unaudited)
Net income (loss)	$2,506,354	$(19,003,634)	$(16,497,280)
Transaction costs attributable to the Initial Public Offering	—	(1,125,634)	(1,125,634)
Loss on derivative liabilities	—	(17,878,000)	(17,878,000)
Initial classification of Class A common stock subject to redemption	666,500,190	(38,110,000)	628,390,190
Change in value of Class A common stock subject to possible redemption	2,511,349	(17,878,000)	(15,366,651)

Statement of Cash Flows for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Net income (loss)	$4,693,042	$(19,375,634)	$(14,682,592)
Transaction costs attributable to the Initial Public Offering	—	(1,125,634)	(1,125,634)
Loss on derivative liabilities	—	(18,250,000)	(18,250,000)
Initial classification of Class A common stock subject to redemption	666,500,190	(38,110,000)	628,390,190
Change in value of Class A common stock subject to possible redemption	4,698,039	(18,250,000)	(13,551,961)

Condensed Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Net income (loss)	$1,522,486	$(10,346,000)	$(8,823,514)
Loss on derivative liabilities	—	(10,346,000)	(10,346,000)
Change in value of Class A common stock subject to possible redemption	1,522,483	(10,346,000)	(8,823,517)

Condensed Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Net income (loss)	$1,396,133	$(54,982,000)	$(53,585,867)
Loss on derivative liabilities	—	(54,982,000)	(54,982,000)
Change in value of Class A common stock subject to possible redemption	1,396,134	(54,982,000)	(53,585,866)

Condensed Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net income (loss)	$1,303,184	$(26,644,000)	$(25,340,816)
Loss on derivative liabilities	—	(26,644,000)	(26,644,000)
Change in value of Class A common stock subject to possible redemption	1,303,185	(26,644,000)	(25,340,815)

Statement of Cash Flows for the year ended December 31, 2020 (audited)
Net income (loss)	$1,124,364	$(73,583,549)	$(72,459,185)
Loss on derivative liabilities	—	(73,583,549)	(73,583,549)
Change in value of Class A common stock subject to possible redemption	1,124,362	(73,583,551)	(72,459,189)

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Amendment 2

In connection with the preparation of a registration statement and the requirement to include audited financial statements for the year ended December 31, 2021, Skillsoft’s management re-evaluated Churchill’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of the Class A Common Stock issued as part of the units sold in the Initial Public Offering. Churchill had previously classified a portion of the Public Shares in permanent equity because, although the Churchill did not specify a maximum redemption threshold, the Churchill’s Amended and Restated Certificate of Incorporation provides that Churchill will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Based on such re-evaluation, Skillsoft’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of Churchill would require common stock subject to redemption to be classified outside of permanent equity and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. Skillsoft’s management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside Churchill’s control.

Therefore, Skillsoft’s management has concluded that temporary equity should include all the shares of Class A Common Stock subject to possible redemption. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” Skillsoft evaluated the error and has determined that the related impact was material to previously issued financial statements. As a result, Skillsoft’s management has noted a classification error related to temporary equity and permanent equity. These restatements result in a change in classification of Class A common stock, presenting the Class A common stock as common stock subject to possible redemption. The common stock subject to possible redemption was remeasured to adjust form carrying value to redemption value. Increases or decreases in the carry amount of common stock subject to possible redemption are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and common stock

There has been no change in Churchill’s total assets, liabilities or operating results.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Previously Reported in Form 10K Amendment 1	Adjustments	As Restated

Condensed Balance sheet as of September 30, 2019 (unaudited)
Class A Common Stock Subject to Possible Redemption	613,023,539	79,082,126	692,105,665
Class A Common Stock	791	(791)	-
Additional Paid-in Capital	21,494,772	(21,494,772)	-
Accumulated Deficit	(16,497,280)	(57,586,563)	(74,083,843)
Total Stockholders’ Equity (Deficit)	5,000,008	(79,082,126)	(74,082,118)
Number of Class A common stock subject to redemption	61,093,779	7,906,221	69,000,000

Balance sheet as of December 31, 2019 (audited)
Class A Common Stock Subject to Possible Redemption	614,838,229	80,089,074	694,927,303
Class A Common Stock	797	(797)	-
Additional Paid-in Capital	19,680,076	(19,680,076)	-
Accumulated Deficit	(14,682,592)	(60,408,201)	(75,090,793)
Total Stockholders’ Equity (Deficit)	5,000,006	(80,089,074)	(75,089,068)
Number of Class A common stock subject to redemption	61,025,925	7,974,075	69,000,000

Condensed Balance sheet as of March 31, 2020 (unaudited)
Class A Common Stock Subject to Possible Redemption	606,014,712	90,672,895	696,687,607
Class A Common Stock	900	(900)	-
Additional Paid-in Capital	28,503,490	(28,503,490)	-
Accumulated Deficit	(23,506,106)	(62,168,505)	(85,674,611)
Total Stockholders’ Equity (Deficit)	5,000,009	(90,672,895)	(85,672,886)
Number of Class A common stock subject to redemption	59,998,219	9,001,781	69,000,000

Condensed Balance sheet as of June 30, 2020 (unaudited)
Class A Common Stock Subject to Possible Redemption	561,252,363	135,487,504	696,739,867
Class A Common Stock	1,344	(1,344)	-
Additional Paid-in Capital	73,265,395	(73,265,395)	-
Accumulated Deficit	(68,268,459)	(62,220,765)	(130,489,224)
Total Stockholders’ Equity (Deficit)	5,000,005	(135,487,504)	(130,487,499)
Number of Class A common stock subject to redemption	55,562,376	13,437,624	69,000,000

Condensed Balance sheet as of September 30, 2020 (unaudited)
Class A Common Stock Subject to Possible Redemption	589,497,414	107,091,530	696,588,944
Class A Common Stock	1,065	(1,065)	-
Additional Paid-in Capital	45,020,623	(45,020,623)	-
Accumulated Deficit	(40,023,408)	(62,069,842)	(102,093,250)
Total Stockholders’ Equity (Deficit)	5,000,005	(107,091,530)	(102,091,525)
Number of Class A common stock subject to redemption	58,347,830	10,652,170	69,000,000

Balance sheet as of December 31, 2020 (audited)
Class A Common Stock Subject to Possible Redemption	542,379,040	154,119,491	696,498,531
Class A Common Stock	1,529	(1,529)	-
Additional Paid-in Capital	92,138,533	(92,138,533)	-
Accumulated Deficit	(87,141,777)	(61,979,429)	(149,121,206)
Total Stockholders’ Equity (Deficit)	5,000,010	(154,119,491)	(149,119,481)
Number of Class A common stock subject to redemption	53,712,502	15,287,498	69,000,000

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2019 (unaudited)
Sale of 69,000,000 Units, net of underwriting discount and offering expenses	634,495,827	(634,495,827)	-
Class A common stock subject to possible redemption	(613,023,539)	613,023,539	-
Remeasurement for Class A common stock to redemption amount	-	(57,586,563)	(57,586,563)

Statement of Changes in Stockholders’ Equity (Deficit) for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Sale of 69,000,000 Units, net of underwriting discount and offering expenses	634,495,827	(634,495,827)	-
Class A common stock subject to possible redemption	(614,838,229)	614,838,229	-
Remeasurement for Class A common stock to redemption amount		(60,431,476)	(60,431,476)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 (unaudited)
Class A common stock subject to possible redemption	8,823,517	(8,823,517)	-
Remeasurement for Class A common stock to redemption amount		(1,760,304)	(1,760,304)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2020 (unaudited)
Class A common stock subject to possible redemption	44,762,349	(44,762,349)	-
Remeasurement for Class A common stock to redemption amount		(52,260)	(52,260)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2020 (unaudited)
Class A common stock subject to possible redemption	(28,245,051)	28,245,051	-
Remeasurement for Class A common stock to redemption amount		150,923	150,923

Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2020 (audited)
Class A common stock subject to possible redemption	72,459,189	(72,459,189)
Remeasurement for Class A common stock to redemption amount		1,571,228	1,571,228

Condensed Statement of Cash Flows for the period from April 11, 2019 (inception) to September 30, 2019 (unaudited)
Initial classification of Class A common stock subject to redemption	628,390,190	63,715,475	692,105,665
Change in value of Class A common stock subject to possible redemption	(15,366,651)	17,472,316	2,105,665

Statement of Cash Flows for the period from April 11, 2019 (inception) to December 31, 2019 (audited)
Initial classification of Class A common stock subject to redemption	628,390,190	63,415,475	692,105,665
Change in value of Class A common stock subject to possible redemption	(13,551,961)	16,373,959	2,821,638

Condensed Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	(8,823,517)	10,583,821	1,760,304

Condensed Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	(53,585,866)	55,397,930	1,812,564

Condensed Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	(25,340,815)	27,002,456	1,661,641

Statement of Cash Flows for the year ended December 31, 2020 (audited)
Change in value of Class A common stock subject to possible redemption	(72,459,189)	74,030,417	1,571,228

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported in Form 10K Amendment 1	Adjustments	As Restated
Condensed Statement of Operations for the three months ended September 30, 2019 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	62,839,019	5,410,981	68,250,000
Basic and diluted net income per share, Class A common stock	0.04	(0.23)	(0.19)
Basic and diluted weighted average shares outstanding, Class B common stock	23,319,557	(6,069,557)	17,250,000
Basic and diluted net loss per share, Class B common stock	(0.81)	0.62	(0.19)

Condensed Statement of Operations for the period from April 11, 2019 (inception) to September 30, 2019 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	62,839,019	(26,333,205)	36,505,814
Basic and diluted net income per share, Class A common stock	0.04	(0.35)	(0.31)
Basic and diluted weighted average shares outstanding, Class B common stock	19,449,996	(2,199,996)	17,250,000
Basic and diluted net loss per share, Class B common stock	(0.98)	0.67	(0.31)

Statement of Operations for the period from April 11, 2019 (inception) to December 31, 2019 (audited)

Basic and diluted weighted average shares outstanding, Class A common stock	61,961,631	(14,132,086)	47,829,545
Basic and diluted net income per share, Class A common stock	0.08	(0.31)	(0.23)
Basic and diluted weighted average shares outstanding, Class B common stock	21,438,529	(4,188,529)	17,250,000
Basic and diluted net loss per share, Class B common stock	(0.91)	0.68	(0.23)

Condensed Statement of Operations for the three months ended March 31, 2020 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	61,025,925	7,974,075	69,000,000
Basic and diluted net income per share, Class A common stock	0.02	(0.12)	(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	25,224,075	(7,974,075)	17,250,000
Basic and diluted net loss per share, Class B common stock	(0.41)	0.31	(0.10)

Condensed Statement of Operations for the three months ended June 30, 2020 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	59,998,219	9,001,781	69,000,000
Basic and diluted net income per share, Class A common stock	—	(0.52)	(0.52)
Basic and diluted weighted average shares outstanding, Class B common stock	26,251,781	(9,001,781)	17,250,000
Basic and diluted net loss per share, Class B common stock	(1.71)	1.19	(0.52)

Condensed Statement of Operations for the six months ended June 30, 2020 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	60,512,072	8,487,928	69,000,000
Basic and diluted net income per share, Class A common stock	0.03	(0.65)	(0.62)
Basic and diluted weighted average shares outstanding, Class B common stock	25,737,928	(8,487,928)	17,250,000
Basic and diluted net loss per share, Class B common stock	(2.14)	1.52	(0.62)

Condensed Statement of Operations for the three months ended September 30, 2020 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	55,562,376	13,437,624	69,000,000
Basic and diluted net income per share, Class A common stock	—	0.33	0.33
Basic and diluted weighted average shares outstanding, Class B common stock	30,687,624	(13,437,624)	17,250,000
Basic and diluted net loss per share, Class B common stock	0.92	(0.59)	0.33

Condensed Statement of Operations for the nine months ended September 30, 2020 (unaudited)

Basic and diluted weighted average shares outstanding, Class A common stock	58,850,130	10,149,870	69,000,000
Basic and diluted net income per share, Class A common stock	0.03	(0.32)	(0.29)
Basic and diluted weighted average shares outstanding, Class B common stock	27,399,870	(10,149,870)	17,250,000
Basic and diluted net loss per share, Class B common stock	(0.98)	0.69	(0.29)

Statement of Operations for the year ended December 31, 2020 (audited)

Basic and diluted weighted average shares outstanding, Class A common stock	58,723,869	10,276,131	69,000,000
Basic and diluted net income per share, Class A common stock	0.03	(0.87)	(0.84)
Basic and diluted weighted average shares outstanding, Class B common stock	27,526,131	(10,276,131)	17,250,000
Basic and diluted net loss per share, Class B common stock	(2.68)	1.84	(0.84)

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

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

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified within stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Prosus Subscription Agreement

The Company accounts for the Prosus Subscription Agreement in accordance with ASC 815, Derivatives and Hedging Activities. The Prosus Subscription Agreement inlcudes the issuance of Warrants whose terms are substantially identical to the private warrants offered during the issuer’s initial public offering. A provision in the warrant agreement related to certain tender of exchange offers precludes the warrants from being accounted for as components of equity, thus the warrants are classified as liabilities under ASC 815 which results in the Prosus Subscription Agreement being classified as a liability. The Prosus Subscription Agreement meets the criteria of a derivative under ASC 815-10 which requires any contract or agreement that does not qualify for equity classification to be initially reported as a liability at fair value with subsequent changes in fair value to be reflected as a non-cash gain or loss on the Company's statements of operations.

Convertible Note

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Income (Loss) per Common Share

(Restated, see Note 2 - Amendment 1)

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

The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

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

(Restated, see Note 2 - Amendment 2)

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	For the Year Ended December 31, 2020		For the Period from April 11, 2019 (Inception) Through December 31, 2019
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(57,967,348)	$(14,491,837)	$(10,790,821)	$(3,891,771)
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	47,829,545	17,250,000
Basic and diluted net loss per common stock	$(0.84)	$(0.84)	$(0.23)	$(0.23)

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
(NOW KNOWN AS SKILLSOFT CORP.)

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
(NOW KNOWN AS SKILLSOFT CORP.)

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
(NOW KNOWN AS SKILLSOFT CORP.)

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
(NOW KNOWN AS SKILLSOFT CORP.)

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

The following table presents the change in the fair value of the Prosus Agreement liability:

Fair value as of January 1, 2020	$—
Initial measurement on October 12, 2020	45,045,478
Change in valuation inputs and other assumptions	5,432,712
Fair value as of December 31, 2020	$50,481,190

SuRo Subscription Agreement

On October 14, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with SuRo Capital Corp. (“SuRo”) pursuant to which SuRo subscribed for 1,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Merger (the “SuRo Subscription Agreement”). The obligations to consummate the transactions contemplated by the SuRo Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Skillsoft Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

Lodbrok Subscription Agreement

On October 13, 2020, in connection with the execution of the Global Knowledge Merger Agreement, Churchill entered into a subscription agreement with Lodbrok Capital LLP (“Lodbrok”) pursuant to which Lodbrok subscribed for 2,000,000 newly-issued shares of Churchill Class A common stock, at a purchase price of $10.00 per share, to be issued at the closing of the Global Knowledge Merger (the “Lodbrok Subscription Agreement”). The obligations to consummate the transactions contemplated by the Lodbrok Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger. The agreement is based on a stated purchase price for a fixed number of shares, therefore the agreement is equity classified.

Rhône Subscription Agreement

On October 12, 2020, in connection with the execution of the Skillsoft Merger Agreement, Churchill entered into a subscription agreement with Albert UK Holdings 1 Limited, a company owned by investment funds affiliated with Rhône Capital L.L.C. (“Rhône”), pursuant to which Rhône has agreed to subscribe for 5,000,000 newly-issued shares of Churchill Class A Common Stock at a purchase price of $10.00 per share at be issued at the closing of the Global Knowledge Merger (the “Rhône Subscription Agreement”). The obligations to consummate the transactions contemplated by the Rhône Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the Global Knowledge Merger. The agreement does not meet the requirements for classification under ASC 480, ASC 815-40-15 or ASC 815-40-25 as the agreement is based on a stated purchase price for a fixed number of shares. As such the agreement is a fixed-for-fixed equity-linked contract that is indexed to the Company’s own equity, therefore the agreement is equity classified.

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

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. STOCKHOLDERS’ DEFICIT (Restated, see Note 2- Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP II
(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 69,000,000 shares of Class A common stock issued or outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

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
(NOW KNOWN AS SKILLSOFT CORP.)

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
(NOW KNOWN AS SKILLSOFT CORP.)

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
(NOW KNOWN AS SKILLSOFT CORP.)

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

As of December 31, 2019 and December 31, 2020, the estimated fair value of Warrant Liability – Private Placement Warrants were determined using a Black-Scholes valuation and based on the following significant inputs:

	As of December 31, 2019	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.44	$10.35
Volatility	20.00%	30.0%
Probability of completing a Business Combination	80.0%	85%
Term	5.33	5.11
Risk-free rate	1.74%	0.38%
Dividend yield	0.0%	0.0%

At inception, the Prosus Agreement Liability consisted of two components: a commitment for the First Step Investment and a call option for the Second Step Investment. Subsequent to Prosus exercising its call option, the Prosus Agreement Liability represented a commitment. The commitment and call option were valued using forward contract valuation methodology and a Black Scholes model, respectively. Both valuation methodologies were considered to be Level 3 fair value measurements. As of December 31, 2020 the Option had been exercised and the First Step Investment commitment was valued using a forward contract valuation methodology. As of inception and December 31, 2020, the estimated fair value of Prosus Agreement Liability was determined based on the following significant inputs:

	As of October 12, 2020			As of December 31, 2020
Exercise price	$	*400.0	M	$500.0	M
Underlying value		$436.8	M	$550.3	M
Volatility		40%		N/A
Term		0.08		0.33
Risk-free rate		0.10%		0.09%
Dividend yield		0.00%		0.00%

(*) M is defined as million.

The Conversion option liability was valued using a Black Scholes model, which was considered to be a Level 3 fair value measurement. At inception and December 31, 2020, the estimated fair value of Conversion option liability was determined based on the following significant inputs:

	As of November 2, 2020		As of December 31, 2020
Exercise price	$1.00		$1.00
Underlying warrant value	$1.92	*	$2.06	*
Volatility	125.0%		110.0%
Number of Class A Shares	*1.5	M	1.5	M
Term	0.28		0.11
Risk-free rate	0.09%		0.08%
Dividend yield	0.0%		0.0%

(*) M is defined as million.

*The underlying warrant value equals the calculated fair value of the private placement warrants as of each date presented and determined based on the following significant inputs:

	As of November 2, 2020	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.97	$10.35
Volatility	30.0%	30.0%
Probability of completing a Business Combination	85.0%	85.0%
Term	5.28	5.11
Risk-free rate	0.41%	0.38%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of April 11, 2019 (inception)	$—	$—	$—
Initial measurement on July 1, 2019	15,800,000	22,310,000	38,110,000
Change in valuation inputs or other assumptions	7,900,000	10,350,000	18,250,000
Fair value as of December 31, 2019	23,700,000	32,660,000	56,360,000
Change in valuation inputs and other assumptions	8,848,000	12,650,000	21,498,000
Fair value as of December 31, 2020	$32,548,000	$45,310,000	$77,858,000

The following table presents the change in the fair value of the Prosus Agreement liability:

Fair value as of January 1, 2020	$—
Initial measurement on October 12, 2020	45,045,478
Change in valuation inputs and other assumptions	5,432,712
Fair value as of December 31, 2020	$50,481,190

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2020	$—
Initial measurement on November 2, 2020	1,493,877
Change in valuation inputs and other assumptions	110,482
Fair value as of December 31, 2020	$1,604,359

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

