Form 10-Q/A
period 2021-03-31
Skillsoft Corp.
filed 2022-10-24
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(212) 380-7500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	SKIL	The New York Stock Exchange
Warrants included as part of the units	SKIL.W	The New York Stock Exchange

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

Churchill Capital Corp II

(now known as Skillsoft Corp.)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

 EXPLANATORY NOTE

Churchill Capital Corp II (“Churchill”) (now known as Skillsoft Corp. (“Skillsoft")) (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend the Annual Report on Form 10-Q for the Quarter ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2021 (the “Original Filing”) is being filed by the Company solely as a result of the need to file with the SEC financial statements of the SPAC Predecessor in connection with the filing with the SEC of a registration statement. As previously disclosed, pursuant to an Agreement and Plan of Merger, dated as of October 12, 2021, Software Luxembourg Holding S.A., a public limited liability company (société anonyme), incorporated and organized under the laws of the Grand Duchy of Luxembourg, merged with and into the SPAC Predecessor on June 11, 2021, and the SPAC Predecessor changed its name to “Skillsoft Corp.” (the “Business Combination”). Other than with respect to the financial statements of the SPAC Predecessor, this filing does not reflect or signify in any way a determination by Skillsoft’s Board of Directors, the Audit Committee of Skillsoft’s Board of Directors or any other director or officer of Skillsoft regarding Skillsoft’s previously issued financial statements, which can continue to be relied upon in the form in which they have been filed with the SEC.

Restatement Background

All of the shares previously held by the Company’s public stockholders (the “Public Shares”) contained a redemption feature which provided each holder of such shares with the opportunity to have their shares redeemed, and management had no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”) 480-10-S99-3A “Distinguishing Liabilities from Equity” provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly reported its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. In preparation for the filing with the SEC of a registration statement by Skillsoft, Skillsoft’s management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, Skillsoft’s management concluded that all common stock subject to possible redemption should be carried at redemption value as temporary equity outside of stockholders’ equity. As a result of this error, Skillsoft’s management has concluded that temporary equity and permanent equity as of and for the period ended March 31, 2021, should be restated in this Amendment (see Note 2). These restatements result in a change in classification of Class A common stock, presenting the Class A common stock as common stock subject to possible redemption. The common stock subject to possible redemption was remeasured to adjust form carrying value to redemption value. Increases or decreases in the carrying amount of common stock subject to possible redemption are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and common stock.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, Skillsoft’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. Skillsoft’s management has concluded that, in light of the errors described above, and the filing of this Amendment, a material weakness exists in Churchill’s internal control over financial reporting related to Churchill’s accounting for complex financial instruments.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I - Item 1. Interim Financial Statements.

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

•	Part II - Item 1A. Risk Factors

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

This Amendment does not reflect adjustments for events occurring after May 20, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

CONDENSED BALANCE SHEETS (As Restated)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$2,382,560	$3,873,865
Prepaid expenses	111,174	94,299
Total Current Assets	2,493,734	3,968,164

Marketable securities held in Trust Account	697,018,229	696,957,196
TOTAL ASSETS	$699,511,963	$700,925,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$745,986	$635,483
Income taxes payable	98,700	95,302
Convertible promissory note – related party	3,132,013	3,104,359
Total Current Liabilities	3,976,699	3,835,144

Deferred income tax payable	—	976
Deferred underwriting fee payable	21,371,000	21,371,000
Derivative liabilities	85,044,413	128,339,190
Total Liabilities	110,392,112	153,546,310

Commitments and contingencies

Class A common stock subject to possible redemption, 69,000,000 shares at a redemption value of approximately $10.09 and $10.09 as of March 31, 2021 and December 31, 2020, respectively	696,506,166	696,498,531

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,725	1,725
Additional paid-in capital	—	—
Accumulated deficit	(107,388,040)	(149,121,206)
Total Stockholders’ Deficit	(107,386,315)	(149,119,481)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$699,511,963	$700,925,360

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 and 2020 (As Restated)

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Operating and formation costs	$1,584,933	$301,863
Loss from operations	(1,584,933)	(301,863)

Other income (expense):
Interest earned on marketable securities held in Trust Account	59,701	2,250,075
Gain (loss) on derivative liabilities	43,267,123	(10,346,000)
Unrealized gain (loss) on marketable securities held in Trust Account	1,332	(20,917)
Other income, net	43,328,156	(8,116,842)

Income (loss) before income taxes	41,743,223	(8,418,705)
Provision for income taxes	(2,422)	(404,809)
Net income (loss)	$41,740,801	$(8,823,514)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	69,000,000	69,000,000

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.48	$(0.10)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	17,250,000	17,250,000

Basic and diluted net loss per share, non-redeemable common stock	$0.48	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (As Restated)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	17,250,000	$1,725	$—	$(149,121,206)	$(149,119,481)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(7,635)	(7,635)

Net income	—	—	—	—	—	41,740,801	41,740,801

Balance – March 31, 2021	—	$—	17,250,000	$1,725	$—	$(107,388,040)	$(107,386,315)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	—	$—	17,250,000	$1,725	$—	$(75,090,793)	$(75,089,068)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(1,760,304)	(1,760,304)

Net loss	—	—	—	—	—	(8,823,514)	(8,823,514)

Balance – March 31, 2020	—	$—	17,250,000	$1,725	$—	$(85,674,611)	$(85,672,886)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 (As Restated)

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$41,740,801	$(8,823,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(59,701)	(2,250,075)
(Gain) loss on derivative liabilities	(43,267,123)	10,346,000
Unrealized gain on marketable securities held in Trust Account	(1,332)	20,917
Deferred income tax benefit	(976)	(14,050)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,875)	(12,950)
Prepaid income taxes	—	27,140
Accounts payable and accrued expenses	110,503	(54,191)
Income taxes payable	3,398	231,719
Net cash used in operating activities	(1,491,305)	(529,004)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise and income taxes	—	305,250
Net cash provided by investing activities	—	305,250

Net Change in Cash	(1,491,305)	(223,754)
Cash – Beginning of period	3,873,865	2,238,275
Cash – End of period	$2,382,560	$2,014,521

Supplemental cash flow information:
Cash paid for income taxes	$373,000	$160,000

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$7,635	$1,571,228

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021 (As Restated)

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Churchill Capital Corp II now known as Skillsoft Corp. (the “Company” or “Churchill”) was incorporated in Delaware on April 11, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn for working capital requirements, subject to an annual limit of $250,000 and to pay its taxes (“permitted withdrawals”)). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2021, the Company had $2,382,560 in its operating bank accounts, $697,018,229 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and adjusted working capital of $661,111, which amount excludes interest earned which may withdrawn from the Company’s Trust Account to pay its franchise and income taxes. As of March 31, 2021, approximately $7,018,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company's tax obligations. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of a registration statement, which requires the inclusion of audited financial statements for the year ended December 31, 2021, Skillsoft’s management re-evaluated the Company’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of Class A Common Stock issued as part of the units sold in the Initial Public Offering. The Company had previously classified a portion of the Public Shares in permanent equity because, although the Company did not specify a maximum redemption threshold, the Company’s Amended and Restated Certificate of Incorporation provided that the Company would not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Based on such re-evaluation, Skillsoft’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. Skillsoft’s management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, Skillsoft’s management has concluded that temporary equity should include all the shares of Class A Common Stock subject to possible redemption. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and has determined that the related impact was material to previously presented financial statements. As a result, Skillsoft’s management has noted a classification error related to temporary equity and permanent equity. These restatements result in a change in classification of Class A common stock, presenting the Class A common stock as common stock subject to possible redemption. The common stock subject to possible redemption was remeasured to adjust form carrying value to redemption value. Increases or decreases in the carry amount of common stock subject to possible redemption are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and common stock.

There has been no change in the Company’s total assets, liabilities or operating results.

In connection with the correction in presentation for the Class A common stock subject to possible redemption, the Company’s income (loss) per common share was restated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As
	Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of March 31, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	584,119,845	112,386,321	696,506,166
Class A Common Stock	1,109	(1,109)	-
Additional Paid-in Capital	50,398,148	(50,398,148)	-
Accumulated Deficit	(45,400,976)	(61,987,064)	(107,388,040)
Total Stockholders’ Equity (Deficit)	5,000,006	(112,386,321)	(107,386,315)
Number of Class A common stock subject to redemption	57,909,708	11,090,292	69,000,000

Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	(41,740,385)	41,740,385	-
Remeasurement for Class A common stock to redemption amount	-	(7,635)	(7,635)

Condensed Statements of Operations for the three months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	53,712,502	15,287,498	69,000,000
Basic and diluted net income per share, Class A common stock	—	0.48	0.48
Basic and diluted weighted average shares outstanding, Class B common stock	32,537,498	(15,287,498)	17,250,000
Basic and diluted net income per share, Class B common stock	1.28	(0.80)	0.48

Condensed Statements of Cash Flows for the three months ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	(30,718,384)	30,726,019	7,635

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 2 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on October 21, 2022. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

(NOW KNOWN AS SKILLSOFT CORP.)

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

Class A Common Stock Subject to Possible Redemption (As Restated, see Note 2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified within stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$33,392,641	$8,348,160	$(7,058,811)	$(1,764,703)
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	69,000,000	17,250,000
Basic and diluted net income (loss) per common stock	$0.48	$0.48	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Company’s derivative instruments (see Note 10).

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

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its option to purchase an additional 9,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

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

(NOW KNOWN AS SKILLSOFT CORP.)

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

The Company assessed the provisions of the Convertible Promissory Note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on conversion option liability. The conversion option was valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see Note 10). The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the conversion option is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination as of November 2, 2020 and December 31, 2020 was 85% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2021	$1,604,359
Change in valuation inputs and other assumptions	27,654
Fair value as of March 31, 2021	$1,632,013

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

(NOW KNOWN AS SKILLSOFT CORP.)

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

(NOW KNOWN AS SKILLSOFT CORP.)

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

The Company assessed the provisions of the Prosus Agreement under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on Prosus Agreement liability. The Prosus Agreement liability was valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see Note 10). The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Prosus Agreement liability is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination as of October 12, 2020 and December 31, 2020 was 85% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

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

NOTE 8. STOCKHOLDERS’ DEFICIT (As Restated, see Note 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP II

(NOW KNOWN AS SKILLSOFT CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 69,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

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

(NOW KNOWN AS SKILLSOFT CORP.)

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

As of December 31, 2020 and March 31, 2021, the estimated fair value of Warrant Liability – Private Placement Warrants were determined using a Black-Scholes valuation and based on the following significant inputs:

	As of December 31, 2020	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.35	$10.00
Volatility	30.0%	25.0%
Probability of completing a Business Combination	85.0%	90%
Term	5.11	5.08
Risk-free rate	0.38%	0.94%
Dividend yield	0.0%	0.0%

At inception, the Prosus Agreement Liability consisted of two components: a commitment for the First Step Investment and a call option for the Second Step Investment. Subsequent to Prosus exercising its call option, the Prosus Agreement Liability represented a commitment. As of December 31, 2020 and March 31, 2021 the Option had been exercised and the First Step Investment commitment was valued using a forward contract valuation methodology. As of December 31, 2020 and March 31, 2021, the estimated fair value of Prosus Agreement Liability was determined based on the following significant inputs:

	As of December 31, 2020			As of March 31, 2021
Exercise price	$	*500.0	M	$500.0	M
Underlying value		$550.3	M	$524.5	M
Term		0.33		0.08
Risk-free rate		0.09%		0.08%
Dividend yield		0.00%		N/A

(*) M is defined as million.

The Conversion option liability was valued using a Black Scholes model, which was considered to be a Level 3 fair value measurement. At December 31, 2020 and March 31, 2021, the estimated fair value of Conversion option liability was determined based on the following significant inputs:

	As of December 31, 2020		As of March 31, 2021
Exercise price	$1.00		$1.00
Underlying warrant value	$2.06	*	$2.09	*
Volatility	110.0%		115.0%
Number of Class A Shares	*1.5	M	1.5	M
Term	0.11		0.08
Risk-free rate	0.08%		0.01%
Dividend yield	0.0%		0.0%

(*) M is defined as million.

*The underlying warrant value equals the calculated fair value of the private placement warrants as of each date presented and determined based on the following significant inputs:

	As of December 31, 2020	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.35	$10.00
Volatility	30.0%	25%
Probability of completing a Business Combination	85.0%	90%
Term	5.11	5.08
Risk-free rate	0.38%	0.94%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
January 1, 2021	$32,548,000	$45,310,000	$77,858,000
Change in valuation inputs or other assumptions	(5,846,000)	(11,500,000)	(17,346,000)
Fair value as of March 31, 2021	26,702,000	33,810,000	60,512,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The following table presents the change in the fair value of the Prosus Agreement liability:

Fair value as of January 1, 2021	$50,481,190
Change in valuation inputs and other assumptions	(25,948,777)
Fair value as of March 31, 2021	$24,532,413

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2021	$1,604,359
Change in valuation inputs and other assumptions	27,654
Fair value as of March 31, 2021	$1,632,013

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report Amendment No. 2 on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. In connection with the preparation of a registration statement, which requires the inclusion of audited financial statements for the year ended December 31, 2021, Skillsoft’s management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, the Company improperly valued our Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Skillsoft’s management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, Skillsoft’s management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, Skillsoft’s management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, its income (loss) per common share has been restated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified within stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets..

Net Income (Loss) Per Share

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed on October 21, 2022 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed on October 21, 2022 with the SEC.

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

SKILLSOFT CORP (F/K/A CHURCHILL CAPITAL CORP II)

Date: October 21, 2022	By:	/s/ Jeffrey R. Tarr
	Name:	Jeffrey R. Tarr
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2022	By:	/s/ Gary W. Ferrera
	Name:	Gary W. Ferrera
	Title:	Chief Financial Officer
(Principal Fianancial Officer)