Form 10-Q
period 2022-10-31
Skillsoft Corp.
filed 2022-12-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended October 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from ____________ to ____________

Commission File Number: 001-38960

Skillsoft Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-4388331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Innovative Way, Suite 201 Nashua, New Hampshire 03062 (Address of principal executive offices) (Zip Code)

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

The number of shares of registrant’s common stock outstanding as of December 6, 2022 was 164,445,401.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2022

INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION - UNAUDITED
Item 1. Unaudited Financial Statements:	4
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2022 (Successor) and January 31, 2022 (Successor)	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2022 (Successor), the three months ended October 31, 2021 (Successor), the Period from June 12, 2021 through October 31, 2021 (Successor), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	5
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2022 (Successor), the three months ended October 31, 2021 (Successor), the Period from June 12, 2021 through October 31, 2021 (Successor), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	7
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended October 31, 2022 (Successor), the three months ended October 31, 2021 (Successor), the Period from June 12, 2021 through October 31, 2021 (Successor), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	8
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2022 (Successor), the Period from June 12, 2021 through October 31, 2021 (Successor), and the Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH))	10
Notes to Unaudited Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures about Market Risk	57
Item 4. Controls and Procedures	57
PART II — OTHER INFORMATION	58
Item 1. Legal Proceedings	58
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3. Defaults Upon Senior Securities	58
Item 4. Mine Safety Disclosures	59
Item 5. Other Information	59
Item 6. Exhibits	60
SIGNATURES	61

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

There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including:

●	our ability to realize the benefits expected from the business combination between Skillsoft, Churchill Capital Corp. II, and Global Knowledge, and other recent transactions, including our acquisitions of Pluma and Codecademy, and disposition of SumTotal;
●	the impact of U.S. and worldwide economic trends, financial market conditions, geopolitical events, natural disasters, climate change, public health crises, the ongoing COVID-19 pandemic (including any variant), political crises, or other catastrophic events on our business, liquidity, financial condition and results of operations;
●	our ability to attract and retain key employees and qualified technical and sales personnel;
●	our reliance on third parties to provide us with learning content, subject matter expertise and content productions and the impact on our business if our relationships with these third parties are terminated;
●	fluctuations in our future operating results;
●	our ability to successfully identify, consummate and achieve strategic objectives in connection with our acquisition opportunities and realize the benefits expected from the acquisition;
●	the demand for, and acceptance of, our products and for cloud-based technology learning solutions in general;
●	our ability to compete successfully in competitive markets and changes in the competitive environment in our industry and the markets in which we operate;
●	our ability to market existing products and develop new products;
●	a failure of our information technology infrastructure or any significant breach of security, including in relation to the migration of our key platforms from our systems to cloud storage;
●	future regulatory, judicial and legislative changes in our industry;
●	our ability to comply with laws and regulations applicable to our business, including shifting global privacy, data protection, and cyber and information security laws and regulations, as well as state privacy and data protection laws;
●	a failure to achieve and maintain effective internal control over financial reporting;
●	fluctuations in foreign currency exchange rates;
●	our ability to protect or obtain intellectual property rights;
●	our ability to raise additional capital;
●	the impact of our indebtedness on our financial position and operating flexibility;
●	our ability to meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	our ability to implement our share repurchase program successfully;
●	our ability to successfully defend ourselves in legal proceedings; and
●	our ability to continue to meet applicable listing standards.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Successor
	October 31, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$174,708	$138,176
Restricted cash	7,322	14,015
Accounts receivable, less reserves of approximately $393 and $125 as of October 31, 2022 and January 31, 2022 respectively	102,440	173,876
Prepaid expenses and other current assets	38,027	37,082
Current assets associated with discontinued operations	—	64,074
Total current assets	322,497	427,223
Property and equipment, net	10,657	11,475
Goodwill	462,080	795,811
Intangible assets, net	769,680	793,859
Right of use assets	14,046	17,988
Fair value of hedge instruments	5,249	—
Other assets	11,192	10,780
Non-current assets associated with discontinued operations	—	164,812
Total assets	$1,595,401	$2,221,948
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$4,800
Borrowings under accounts receivable facility	41,461	74,629
Accounts payable	20,950	24,159
Accrued compensation	18,858	40,822
Accrued expenses and other current liabilities	31,578	47,757
Lease liabilities	4,271	6,387
Deferred revenue	197,907	259,701
Current liabilities associated with discontinued operations	8,000	87,467
Total current liabilities	329,429	545,722

Long-term debt	582,870	462,185
Warrant liabilities	2,119	28,199
Deferred tax liabilities	77,055	99,395
Long term lease liabilities	11,976	11,750
Deferred revenue - non-current	667	1,248
Other long-term liabilities	17,410	11,125
Long-term liabilities associated with discontinued operations	—	2,426
Total long-term liabilities	692,097	616,328
Commitments and contingencies	—	—
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 164,316,842 shares issued and outstanding at October 31, 2022 and 133,258,027 shares issued and outstanding at January 31, 2022	14	 11
Additional paid-in capital	1,511,940	1,306,146
Accumulated deficit	(918,714)	(247,229)
Treasury stock at cost, 645,428 shares at October 31, 2022	(1,433)	—
Accumulated other comprehensive (loss) income	(17,932)	970
Total shareholders’ equity	573,875	1,059,898
Total liabilities and shareholders’ equity	$1,595,401	$2,221,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Successor
	Three Months	Three Months
	Ended	Ended
	October 31, 2022	October 31, 2021
Revenues:
Total revenues	$139,390	$140,153
Operating expenses:
Costs of revenues	36,655	39,052
Content and software development	17,252	10,462
Selling and marketing	44,680	35,046
General and administrative	28,281	27,452
Amortization of intangible assets	43,438	34,406
Impairment of goodwill and intangible assets	 570,887	 —
Recapitalization and acquisition-related costs	 4,889	 3,407
Restructuring	2,010	775
Total operating expenses	748,092	150,600
Operating loss	(608,702)	(10,447)
Other income (expense), net	1,601	(661)
Fair value adjustment of warrants	9,128	(36,838)
Fair value adjustment of hedge instruments	20,314	—
Interest income	69	9
Interest expense	(14,556)	(6,997)
Loss before benefit from income taxes	(592,146)	(54,934)
Benefit from income taxes	(8,832)	(6,168)
Loss from continuing operations	(583,314)	(48,766)
Gain on sale of business	53,756	—
Income from discontinued operations, net of tax	1,215	5,911
Net loss	$(528,343)	$(42,855)

Gain (loss) per share:
Ordinary – Basic and Diluted (Successor) - continuing operations	(3.54)	(0.37)
Ordinary – Basic and Diluted (Successor) - discontinued operations	0.33	0.04
Ordinary – Basic and Diluted (Successor)	(3.21)	(0.32)
Weighted average common share outstanding:
Ordinary – Basic and Diluted (Successor)	164,368	133,116

*Not applicable

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	June 11, 2021
Revenues:
Total revenues	$414,803	$215,620	$102,494
Operating expenses:
Costs of revenues	109,662	61,342	22,043
Content and software development	53,276	16,679	15,012
Selling and marketing	126,089	54,739	34,401
General and administrative	83,994	44,281	16,471
Amortization of intangible assets	128,196	52,899	46,492
Impairment of goodwill and intangible assets	 641,362	 —	—
Recapitalization and acquisition-related costs	 26,653	 13,305	6,641
Restructuring	10,289	1,062	(576)
Total operating expenses	1,179,521	244,307	140,484
Operating loss	(764,718)	(28,687)	(37,990)
Other income (expense), net	2,733	(1,653)	(167)
Fair value adjustment of warrants	26,080	(19,723)	900
Fair value adjustment of hedge instruments	5,249	—	—
Interest income	239	18	60
Interest expense	(37,541)	(16,322)	(16,763)
Loss before benefit from income taxes	(767,958)	(66,367)	(53,960)
Benefit from income taxes	(34,234)	(8,165)	(3,521)
Loss from continuing operations	(733,724)	(58,202)	(50,439)
Gain on sale of business	53,756	—	—
Income from discontinued operations, net of tax	8,483	3,494	1,175
Net loss	$(671,485)	$(54,708)	$(49,264)

Income (loss) per share:
Class A and B – Basic and Diluted (SLH) - Continuing operations	*	*	(12.61)
Class A and B – Basic and Diluted (SLH) - Discontinued operations	*	*	0.29
Class A and B – Basic and Diluted (SLH)	*	*	$(12.32)
Ordinary – Basic and Diluted (Successor) - Continuing operations	(4.67)	(0.44)	*
Ordinary – Basic and Diluted (Successor) - Discontinued operations	0.40	0.03	*
Ordinary – Basic and Diluted (Successor)	$(4.27)	$(0.41)	*
Weighted average common share outstanding:
Class A and B – Basic and Diluted (SLH)	*	*	4,000
Ordinary – Basic and Diluted (Successor)	157,137	133,116	*

*Not applicable

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Quarter to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor
	Three Months	Three Months
	Ended	Ended
	October 31, 2022	October 31, 2021
Comprehensive loss:
Net loss	$(528,343)	$(42,855)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(17,287)	(772)
Comprehensive loss	$(545,630)	$(43,627)

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	June 11, 2021
Comprehensive loss:
Net loss	$(671,485)	$(54,708)	$(49,264)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(21,012)	134	(430)
Comprehensive loss	$(692,497)	$(54,574)	$(49,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
							Accumulated Other
	Number of	In		Additional Paid-	Accumulated	Treasury	Comprehensive	Total Shareholders'
	Shares	Treasury	Par Value	In Capital	Deficit	Shares	Loss	Equity
Balance January 31, 2021 (Predecessor (SLH))	4,000,000	—	$40	$674,333	$(93,722)	—	$(682)	$579,969
Translation adjustment	—	—	—	—	—	—	(228)	(228)
Net loss	—	—	—	—	(37,405)	—	—	(37,405)
Balance April 30, 2021 (Predecessor (SLH))	4,000,000	—	40	674,333	(131,127)	—	(910)	542,336
Translation adjustment	—	—	—	—	—	—	(202)	(202)
Net loss	—	—	—	—	(11,859)	—	—	(11,859)
Balance June 11, 2021 (Predecessor (SLH))	4,000,000	—	40	674,333	(142,986)	—	(1,112)	530,275

Balance June 12, 2021 (Successor)	51,559,021	—	3	305,447	(200,423)	—	—	105,027
Issuance of shares, PIPE Investment	53,000,000	—	5	608,161	—	—	—	608,166
Issuance of shares, Skillsoft Merger consideration	28,500,000	—	3	306,372	—	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	—	14,000	—	—	—	14,000
Reclassify Public Warrants to equity	—	—	—	56,120	—	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	—	2,800	—	—	—	2,800
Cash payout for fractional shares	—	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	—	4,817	—	—	—	4,817
Translation adjustment	—	—	—	—	—	—	906	906
Net loss	—	—	—	—	(11,854)	—	—	(11,854)
Balance July 31, 2021 (Successor)	133,059,021	—	$11	$1,297,716	$(212,277)	—	$906	$1,086,356
Share-based compensation	—	—	—	4,217	—	—	—	4,217
Common Stock Issued	166,667	—	—	—	—	—		—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(61,162)	—	—	(614)	—	—		(614)
Translation adjustment	—	—	—	—	—	—	(772)	(772)
Net loss	—	—	—	—	(42,855)	—	—	(42,855)
Balance October 31, 2021 (Successor)	133,164,526	—	$11	$1,301,319	$(255,132)	—	$134	$1,046,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
							Accumulated Other	Total
	Number of	In		Additional Paid-	Accumulated	Treasury	Comprehensive	Shareholders'
	Shares	Treasury	Par Value	In Capital	Deficit	Shares	Income	Equity
Balance January 31, 2022 (Successor)	133,258,027	—	$11	$1,306,146	$(247,229)	—	$970	$1,059,898
Share-based compensation	—	—	—	6,898	—	—	—	6,898
Common stock issued	179,167	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(51,316)	—	—	(309)	—	—	—	(309)
Common stock issued in conjunction with Codecademy acquisition	30,374,427	—	3	182,547	—	—	—	182,550
Fair value adjustment for equity awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Translation adjustment	—	—	—	—	—	—	(2,248)	(2,248)
Net loss	—	—	—	—	(21,643)	—	—	(21,643)
Balance April 30, 2022 (Successor)	163,760,305	—	14	1,495,820	(268,872)	—	(1,278)	1,225,684
Share-based compensation	—	—	—	10,017	—	—	—	10,017
Common stock issued	828,831	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(281,136)	—	—	(1,409)	—	—	—	(1,409)
Translation adjustment	—	—	—	—	—	—	(1,477)	(1,477)
Net loss	—	—	—	—	(121,499)	—	—	(121,499)
Balance July 31, 2022 (Successor)	164,308,000	—	$14	$1,504,428	$(390,371)	—	$(2,755)	$1,111,316
Share-based compensation	—	—	—	8,396	—	—	—	8,396
Common stock issued	1,031,191	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(376,921)	—	—	(884)	—	—	—	(884)
Repurchase of common stock	—	(645,428)	—	—	—	(1,433)	—	(1,433)
Translation adjustment	—	—	—	—	—	—	(17,287)	(17,287)
Deconsolidation of SumTotal	—	—	—	—	—	—	2,110	2,110
Net loss	—	—	—	—	(528,343)	—	—	(528,343)
Balance October 31, 2022 (Successor)	164,962,270	(645,428)	$14	$1,511,940	$(918,714)	(1,433)	$(17,932)	$573,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	June 11, 2021
Cash flows from operating activities:
Net loss	$(671,485)	$(54,708)	$(49,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	25,311	9,034	—
Depreciation and amortization	5,323	4,309	3,572
Amortization of intangible assets	134,541	57,087	50,902
Change in bad debt reserve	275	(668)	(174)
Benefit from income taxes – non-cash	(43,115)	(9,937)	(5,886)
Non-cash interest expense	1,550	913	487
Fair value adjustment to warrants	(26,080)	19,723	(900)
Right-of-use asset	4,302	3,473	748
Impairment of goodwill	641,362	—	—
Unrealized gain on derivative instrument	(5,249)	—	—
Gain on sale of business	 (53,756)	 —	 —
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	76,821	(8,446)	88,622
Prepaid expenses and other current assets	(617)	(5,002)	3,379
Accounts payable	(3,052)	(1,636)	(6,417)
Accrued expenses, including long-term	(23,378)	13,962	(18,592)
Lease liability	(2,261)	(4,046)	(1,301)
Deferred revenue	(84,053)	(24,599)	(31,365)
Net cash (used in) provided by operating activities	(23,561)	(541)	33,811
Cash flows from investing activities:
Purchase of property and equipment	(4,713)	(4,351)	(641)
Internally developed software - capitalized costs	(8,639)	(2,293)	(2,350)
Sale of SumTotal, net of cash transferred	171,995	—	—
Acquisition of Codecademy, net of cash acquired	(198,842)	—	—
Acquisition of Global Knowledge, net of cash received	—	(156,926)	—
Acquisition of Skillsoft, net of cash received	—	(386,035)	—
Acquisition of Pluma, net of cash received	—	(18,646)	—
Net cash used in investing activities	(40,199)	(568,251)	(2,991)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	 (2,603)	 (614)	 —
Purchase of treasury stock	 (1,433)	 —	 —
Proceeds from equity investment (PIPE)	—	530,000	—
Proceeds from issuance of term loans, net of fees	157,088	464,290	—
Principal payments on capital lease obligation	—	(407)	(370)
(Payments on) proceeds from accounts receivable facility, net of borrowings	(33,168)	(23,198)	16,577
Principal payments on term loans	(36,194)	—	—
Repayment of First and Second Out loans	—	(605,591)	(1,300)
Net cash provided by financing activities	83,690	364,480	14,907
Effect of exchange rate changes on cash and cash equivalents	(6,823)	(820)	203
Net increase (decrease) in cash, cash equivalents and restricted cash	13,107	(205,132)	45,930
Cash, cash equivalents and restricted cash, beginning of period	168,923	288,483	74,443
Cash, cash equivalents and restricted cash, end of period	$182,030	$83,351	$120,373
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$174,708	$80,671	$117,299
Restricted cash	7,322	2,680	3,074
Cash, cash equivalents and restricted cash, end of period	$182,030	$83,351	$120,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2022	June 11, 2021
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$33,490	$5,030	$16,439
Cash paid for income taxes, net of refunds	$3,245	$1,505	$1,161
Unpaid capital expenditures	$24	$123	$39
Fair value of shares issued in connection with Codecademy acquisition	$182,550	$—	$—
Share issued in connection with business combinations	$—	$306,375	$
PIPE subscription liability and warrants reclassified to equity	$—	$134,286	$—
Debt issued in connection with business combinations	$—	$90,000	$—
Warrants issued in connection with business combinations	$—	$14,000	$—

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

Description of Business

The Company provides, through its Skillsoft, Global Knowledge, and Codecademy brands, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people. Skillsoft offers a comprehensive suite of premium, original, and authorized partner content, featuring one of the broadest and deepest libraries of leadership & business, technology & developer, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, practice labs, coaching and instructor led training), organizations can meaningfully increase learner engagement and retention. Skillsoft’s offerings are delivered primarily through Percipio, the Company’s award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g. fiscal 2022 is the fiscal year ended January 31, 2022).

Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft (Successor) and Software Luxembourg (Predecessor (SLH)) and their wholly owned subsidiaries. These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 and the updated financial information and related disclosure to reflect the exclusion of the financial operations for SumTotal for the fiscal year ended January 31, 2022 on Form 8-K filed with SEC on December 5, 2022.

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

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no changes to these policies during the nine months ended October 31, 2022.

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Final Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents and restricted cash	$120,273	$—	$120,273
Current assets	118,847	706	119,553
Property and equipment	10,825	1,632	12,457
Intangible assets	769,799	(4,701)	765,098
Long term assets	18,629	—	18,629
Total assets acquired	1,038,373	(2,363)	1,036,010
Current liabilities	(49,056)	(350)	(49,406)
Debt, including accounts receivable facility	(552,977)	—	(552,977)
Deferred revenue	(123,300)	(113,917)	(237,217)
Deferred and other tax liabilities	(99,699)	15,920	(83,779)
Long term liabilities	(18,325)	1	(18,324)
Total liabilities assumed	(843,357)	(98,346)	(941,703)
Net assets acquired	195,016	(100,709)	94,307
Goodwill	637,667	100,709	738,376
Total purchase price	$832,683	$—	$832,683

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities, since the initial purchase price allocation. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Trademark/tradename – Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6	years
Courseware	186,600	5	years
Proprietary delivery and development software	114,598	2.5-7.6	years
Publishing Rights	41,100	5	years
Customer relationships	271,400	12.6	years
Backlog	60,900	4.6	years
Total	$765,098

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

The Company incurred $9.8 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related costs” in the audited consolidated statement of operations for the year ended January 31, 2022. Approximately $4.3 million was reported in the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)) and $5.5 million was reported in the period from June 12, 2021 to January 31, 2022 (Successor).

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Final Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents	$17,524	$157	$17,681
Current assets	47,849	(2,378)	45,471
Property and equipment	5,531	1,625	7,156
Intangible assets	185,800	200	186,000
Long term assets	12,401	(3,106)	9,295
Total assets acquired	269,105	(3,502)	265,603
Current liabilities	(74,463)	10,952	(63,511)
Deferred revenue	(23,018)	(8,191)	(31,209)
Deferred and other tax liabilities	(16,934)	(8,875)	(25,809)
Long term liabilities	(4,248)	2,177	(2,071)
Total liabilities assumed	(118,663)	(3,937)	(122,600)
Net assets acquired	150,442	(7,439)	143,003
Goodwill	108,008	7,439	115,447
Total Purchase Price	$258,450	$—	$258,450

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the quarter ended October 31, 2021.
(2)	All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities, since the initial purchase price allocation. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Trademark/tradename	$25,400	17.6	years
Courseware	1,500	3	years
Proprietary delivery and development software	2,500	0.6	years
Vendor relationships	43,900	2.6	years
Customer relationships	112,700	10.6	years
Total	$186,000

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships and vendor relationships were valued using the income approach. The trade name was valued using the relief from royalty method. The courseware and proprietary delivery software were valued using the replacement cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of GK resulted in the recognition of goodwill. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company incurred $1.0 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related costs” in the audited consolidated statement of operations for the year ended January 31, 2022. Approximately $1.0 million was reported in the period from June 12, 2021 to January 31, 2022 (Successor). The Company incurred an additional $1.5 million in GK integration related expenses in the nine months ended October 31, 2022, which is included in “Recapitalization and acquisition-related costs” in the accompanying condensed consolidated statement of operations.

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

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Updated Purchase
Description	Price Allocation	Adjustments	Price Allocation
Cash, cash equivalents and restricted cash	$4,262	(209)	$4,053
Current assets	3,671		3,671
Property and equipment	385		385
Intangible assets	112,000		112,000
Total assets acquired	120,318	(209)	120,109
Current liabilities	(4,290)		(4,290)
Deferred revenue	(18,396)		(18,396)
Deferred tax liabilities	(21,615)	1,019	(20,596)
Total liabilities assumed	(44,301)	1,019	(43,282)
Net assets acquired	76,017	810	76,827
Goodwill	309,967	(810)	309,157
Total purchase price	$385,984	—	$385,984

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life
Tradename	$44,000	13.8	years
Developed Technology	40,000	5	years
Content	18,000	5	years
Customer relationships	10,000	5.8	years
Total	$112,000

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

The Company incurred $10.2 million in acquisition-related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in “Recapitalization and acquisition-related expenses” in the accompanying condensed consolidated statement of operations.  Approximately $2.5 million and $7.7 million was reported in the three and nine months ended October 31, 2022 (Successor), respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of continuing operations for the Company as though the acquisitions of Skillsoft, Global Knowledge and Codecademy had occurred on February 1, 2021 (in thousands):

Unaudited Pro Forma Statement of Operations
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Revenue	$139,390	$151,266	$422,861	$440,600
Net loss from continuing operations	(16,134)	(57,878)	(100,472)	(111,805)

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

The sale was completed on August 15, 2022. Skillsoft received net proceeds of $180.0 million and reserved $8.0 million for working capital contingency which is subject to customary adjustments as set forth in the Purchase Agreement, including adjustments based on the working capital, cash and indebtedness of SumTotal and its direct and indirect subsidiaries as of the closing date.

In accordance with ASC 810, the Company recorded a gain on sale upon completion of the transaction. The gain was calculated by measuring the difference between the fair value of consideration received less the carrying amount of the assets and liabilities sold.  The Company calculated a gain of $53.8 million which is reported as Gain on sale of business in the Statement of Operations. The gain is preliminary and subject to finalization of post-closing adjustments pursuant to the Purchase Agreement.

In connection with the sale, the parties to the Purchase Agreement entered into certain other agreements, including a transition services agreement pursuant to which each of Seller and Buyer agreed to provide the other party with certain transition services for a limited period following the closing.

The Company determined that the sale of SumTotal met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale, as of June 12, 2022. Accordingly, the Company classified the assets and liabilities of the discontinued operations as held for sale in our consolidated balance sheets at the lower of carrying amount or fair value less cost to sell. Classification for the assets and liabilities in comparative periods retained their previous classification as current or long-term. No losses were recognized upon classification of the discontinued operations assets and liabilities as held for sale. Depreciation and amortization ceased on assets classified as held for sale. The operating results of SumTotal are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on our operations and financial results.

The financial results of SumTotal are presented as Income from discontinued operations, net of tax on our condensed consolidated Statement of Operations. The following table presents financial results of SumTotal for all periods presented in our condensed consolidated Statement of Operations (in thousands):

	Quarter to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor
	Three Months	Three Months
	Ended	Ended
	October 31, 2022	October 31, 2021
Revenues:
Total revenues	$4,178	$30,406
Operating expenses:
Costs of revenues	1,250	9,839
Content and software development	956	5,975
Selling and marketing	800	4,892
General and administrative	67	668
Amortization of intangible assets	—	2,658
Recapitalization and acquisition-related costs	 1,056	 280
Restructuring	(159)	2
Total operating expenses	3,970	24,314
Operating income from discontinued operations	208	6,092
Other income (expense), net	2,223	50
Interest income	—	9
Interest expense	(101)	(513)
Income from discontinued operations before income taxes	2,330	5,638
Provision for income taxes	1,115	(273)
Net income from discontinued operations	$1,215	$5,911

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	June 11, 2021
Revenues:
Total revenues	$60,706	$45,952	$37,142
Operating expenses:
Costs of revenues	19,027	15,555	13,838
Content and software development	12,246	9,637	9,072
Selling and marketing	11,507	7,432	7,539
General and administrative	730	913	746
Amortization of intangible assets	6,345	4,188	4,410
Recapitalization and acquisition-related costs	 1,609	 377	 297
Restructuring	42	31	(127)
Total operating expenses	51,506	38,133	35,775
Operating income from discontinued operations	9,200	7,819	1,367
Other income (expense), net	2,681	345	(326)
Interest income	12	12	4
Interest expense	(1,443)	(1,044)	(57)
Income from discontinued operations before income taxes	10,450	7,132	988
Provision for (benefit from) income taxes	1,967	3,638	(187)
Net income from discontinued operations	$8,483	$3,494	$1,175

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of SumTotal (in thousands):

	Successor	Successor
	October 31, 2022	January 31, 2022
Carrying amount of assets included as part of discontinued operations
Cash and cash equivalents	$—	$16,496
Restricted cash	—	236
Accounts receivable	—	38,587
Prepaid expenses and other current assets	—	8,755
Current assets of discontinued operations	—	64,074
Property and equipment, net	—	6,609
Goodwill	—	75,693
Intangible assets, net	—	75,628
Right of use assets	—	1,937
Other assets	—	4,945
Long-term assets of discontinued operations	—	164,812
Total assets classified as discontinued operations in the condensed consolidated balance sheet	$—	$228,886

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$—	$1,502
Accrued compensation	—	10,293
Accrued expenses and other current liabilities	—	3,260
Lease liabilities	—	508
Deferred revenue	—	71,904
Current liabilities of discontinued operations	—	87,467
Deferred tax liabilities	—	516
Long term lease liabilities	—	1,605
Other long-term liabilities	—	305
Current liabilities of discontinued operations	—	2,426
Total liabilities classified as discontinued operations in the condensed consolidated balance sheet	$—	$89,893

(5) Intangible Assets

Intangible assets consisted of the following (in thousands):

	October 31, 2022 (Successor)				January 31, 2022 (Successor)
	Gross			Net	Gross			Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount	Amount	Amortization		Amount
Developed software/ courseware	$370,252		$103,111	$267,141	$303,171		$43,956	$259,215
Customer contracts/ relationships	327,686		33,149	294,537	332,300		10,436	321,864
Vendor relationships	38,235		29,645	8,590	 43,900		21,219	 22,681
Trademarks and trade names	45,500		2,753	42,747	1,500		104	1,396
Publishing rights	41,100		11,394	29,706	41,100		5,229	35,871
Backlog	49,700		25,811	23,889	49,700		4,906	44,794
Skillsoft trademark	84,700		—	84,700	84,700		—	84,700
Global Knowledge trademark	22,113		3,743	18,370	 25,400		2,062	 23,338
Total	$979,286		$209,606	$769,680	$881,771		$87,912	$793,859

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2023 (remaining 3 months)	$41,907
2024	149,210
2025	129,121
2026	124,947
2027	79,912
Thereafter	159,883
Total	$684,980

Amortization expense related to intangible assets in the aggregate was $43.4 million and $128.2 million for the three and nine months ended October 31, 2022 (Successor) and $34.4 million, $52.9 million and $46.5 million for the three months ended October 31, 2021, the period from June 12, 2021 through October 31, 2021 (Successor), and February 1, 2021 through June 11, 2021 (Predecessor (SLH)), respectively.

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

During the three months ended July 31, 2022, the Company’s Global Knowledge instructor led training (“ILT”) business experienced a significant decline in bookings and GAAP revenue compared to the corresponding period in the prior year.  Management believed the poor performance was due to a variety of factors, including (i) reduced corporate spending as customers brace for the potential of a recessionary environment, (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers and (iii) evolving customer preferences with respect to training and ILT in a post COVID environment.

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

During the three months ended October 31, 2022, the Company experienced a substantial decline in its stock price resulting in the total market value of its shares of stock outstanding (“market capitalization”) being less than the carrying value of its reporting units. Management considered the impact of current macroeconomic conditions on the Company’s projected operating results and assumptions used in the income approach or discounted cash flow method and market approach models that impact the fair value of the Company’s reporting units. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, and major market indices, which reduced the market multiples, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. In addition, the Company lowered its projected operating results primarily due to the foreign exchange impact, underperformance of Global Knowledge business, and macroeconomic uncertainty. After considering all available evidence in the evaluation of goodwill impairment indicators, management determined it appropriate to perform an interim quantitative assessment of the Skillsoft content and Global Knowledge reporting units as of October 31, 2022.

In comparing the estimated fair value of the Skillsoft content and Global Knowledge reporting units to the carrying value, management considered the results of both a DCF analysis and a market multiples approach. The results of the impairment test performed indicated that the carrying value of the Skillsoft content and Global Knowledge reporting units exceeded the estimated fair value. Based on the results of the goodwill impairment testing procedures, the Company recorded a $569.3 million goodwill impairment for Skillsoft content segment and additional goodwill impairment for Global Knowledge segment, totalling $570.9 million, during the three months ended October 31, 2022.

In light of the circumstances and indicators of impairment described above, management considered whether any impairment was present for the Skillsoft content and Global Knowledge long-lived assets group, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test. The Company believes that its procedures for estimating gross future cash flows for each intangible asset are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

A roll forward of goodwill is as follows:

Description	Skillsoft	GK	Consolidated
Goodwill, net January 31, 2022 (Successor)	$680,500	$115,311	$795,811
Foreign currency translation adjustment	(102)	(730)	(832)
Acquisition of Codecademy	309,967	—	309,967
Measurement period adjustments	—	(614)	(614)
Goodwill, net April 30, 2022 (Successor)	$990,365	$113,967	$1,104,332
Foreign currency translation adjustment	(36)	(422)	(458)
Impairment of goodwill	—	(70,475)	(70,475)
Measurement period adjustments	(819)	126	(693)
Goodwill, net July 31, 2022 (Successor)	$989,510	$43,196	$1,032,706
Foreign currency translation adjustment	(46)	99	53
Impairment of goodwill	(569,256)	(1,631)	(570,887)
Measurement period adjustments	208	—	208
Goodwill, net October 31, 2022 (Successor)	$420,416	$41,664	$462,080

As of October 31, 2022 and January 31, 2022, there were $72.1 million and $0.0 million, respectively, of accumulated impairment losses for the Global Knowledge segment.

As of October 31, 2022 and January 31, 2022, there were $569.3 million, and $0.0 million, respective of accumulated impairment losses for the Skillsoft segment.

(6) Taxes

For the three months and nine months ended October 31, 2022 (Successor), the Company recorded a tax benefit on continuing operations of $8.8 million and $34.2 million, respectively on pretax loss of $592.1 million and $768.0 million, respectively. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets, changes in uncertain tax positions and the impact of foreign rate differential.

For the three months ended October 31, 2021 (Successor) the Company recorded a tax benefit on continuing operations of $6.2 million on pretax loss of $54.9 million. For the successor period from June 12, 2021 through October 31, 2021, the Company recorded a tax benefit on continuing operations of $8.2 million on pretax loss of $66.4 million. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

For the predecessor period from February 1, 2021 through June 11, 2021, the Company recorded a tax benefit of $3.5 million on pretax loss of $54.0 million. The tax benefit for these periods reflected the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

(7) Restructuring

In connection with the Company’s acquisition integration process and workplace flexibility policy, it has continued its initiatives and commitment to reduce its costs and better align operating expenses with existing economic conditions and its operating model. During the three and nine months ended October 31, 2022 (Successor), the Company recorded restructuring charges of $2.0 million and $10.3 million, respectively, for the severance costs and the abandonment of right-of-use assets.

In January 2021, the Company committed to a restructuring plan that encompassed a series of measures intended to improve its operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as it is adopting new work arrangements for certain locations. The Company recorded restructuring charges of $0.8 million and $1.1 million during the three months ended October 31, 2021 (Successor) and the period of June 12, 2021 to October 31, 2021 (Successor), respectively, and recoveries of $0.6 million during the period of February 1, 2021 to June 11, 2021 (Predecessor (SLH)), as a result of severance cost estimate changes.

(8) Leases, Commitments and Contingencies

Leases

The Company measured Skillsoft and Global Knowledge’s legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $14.0 million and $16.2 million, respectively, as of October 31, 2022. All leases are classified as operating leases.

The Company’s lease portfolio includes office space, training centers, and vehicles to support its research and development activities, sales operations and other corporate and administrative functions in North America, Europe and Asia. The Company’s leases have remaining terms of one year to eleven years. Some of the Company’s leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets as of October 31, 2022. The weighted-average remaining lease term of the Company’s operating leases is 6.0 years as of October 31, 2022. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $1.1 million and related cash payments were $2.3 million for the period from February 1, 2021 to June 11, 2021 (Predecessor (SLH)). The lease costs were $3.7 million and related cash payments were $4.4 million for the period from June 12, 2021 to October 31, 2021 (Successor). The lease costs were $5.0 million and related cash payments were $5.9 million for the nine months ended October 31, 2022 (Successor). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of October 31, 2022 (Successor):

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2023 (excluding nine months ended October 31, 2022)	$1,297
2024	4,486
2025	3,061
2026	1,952
2027	2,152
Thereafter	4,774
Total future minimum lease payments	17,722
Less effects of discounting	(1,488)
Total lease liabilities	$16,234

Reported as of October 31, 2022
Lease liabilities	$4,271
Long-term lease liabilities	11,976
Total lease liabilities	$16,247

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

The items noted above, and any potential liability, do not currently meet the accounting criteria of probable and estimable. Therefore the Company has not accrued any related liability as of October 31, 2022.

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

(9) Long-Term Debt

Debt consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Term Loan - current portion	$6,404	$4,800
Current maturities of long-term debt	$6,404	$4,800

Term Loan - long-term portion	596,202	474,000
Less: Original Issue Discount - long-term portion	(8,640)	(6,724)
Less: Deferred Financing Costs - long-term portion	(4,691)	(5,091)
Long-term debt	$582,871	$462,185

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

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $0.1 million and $2.8 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.9 million of third-party costs incurred were recognized as interest expenses in the accompanying statement of operations for the nine months ended October 31, 2022.

Prior to the maturity thereof, the Initial Term Loans will be subject to quarterly amortization payments of 0.25% of the principal amount. The Amended Credit Agreement requires that any prepayment of the Initial Term Loans in connection with a Repricing Transaction (as defined in the Amended Credit Agreement) shall be subject to (i) a 2.00% premium on the amount of Initial Term Loans prepaid if such prepayment occurs prior to July 16, 2022 and (ii) a 1.00% premium on the amount of Initial Term Loans prepaid in connection with a Repricing Transaction if such prepayment occurs on or after July 16, 2022 but on or prior to January 16, 2023.

On August 15, 2022, pursuant to the Purchase Agreement entered on June 12, 2022 by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), Seller completed the sale of one hundred percent (100%) of the outstanding shares of capital stock of SumTotal to Buyer. As a result of the asset sale, the Company made a mandatory prepayment of $31.4 million to the lenders in August 2022.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as those assets of each subsidiary guarantor.

Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Term Loan Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of October 31, 2022, the Company is in compliance with all covenants.

The Company’s debt outstanding as of October 31, 2022 matures as shown below (in thousands):

Fiscal year ended January 31:
2023 (exclude nine months ended October 31, 2022)	$1,601
2024	6,404
2025	6,404
2026	6,404
2027	6,404
Thereafter	575,389
Total payments	602,606
Less: Current portion	(6,404)
Less: Unamortized original issue discount and issuance costs	(13,331)
Long-term portion	$582,871

Accounts Receivable Facility (Predecessor and Successor)

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables for sale with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from sold receivables to a restricted concentration account. Receivables that have been sold to the lenders must be transferred to the restricted concentration account within two business days of being collected by the Company. The Company accounts for these transactions as borrowings, as the assets being transferred contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances being transferred. The interest rate on borrowings outstanding under these agreements was 6.11% at October 31, 2022. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity to up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior months borrowing base and what receivables are being sold during the new borrowing base period to replenish them. If additional receivables are sold to replenish receipts, the funds from the concentration account will be returned to the Company from the restricted concentration account by the administration agent. The reserve balances were $6.3 million at October 31, 2022 and are classified as restricted cash on the balance sheet.

(10) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of October 31, 2022, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value of $0.0001 each. As of October 31, 2022, 164,316,842 shares of Class A common stock were issued and outstanding.

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	October 31, 2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$2,119

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,000	$11.50	$18.00	6/11/26
Private Placement Warrants (PIPE)	16,667	$11.50	$18.00	6/11/26
Private Placement Warrants (Global Knowledge)	5,000	$11.50	None	10/12/25
Private Placement Warrants (CEO)	1,000	$11.50	None	6/11/26
Total	45,667

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

In settlement of Predecessor’s first and second lien debt obligations, the holders of the Predecessor’s first lien received a total of 3,840,000 Class A common shares. The Predecessor’s second lien holders received a total of 160,000 Class B common shares and a total of 705,882 warrants to purchase additional common shares. The Predecessor warrants were valued using a probability-based approach that considered management’s estimate of the probability of (i) a sale of the company that met certain conditions that caused the warrants to be cancelled for no consideration, (ii) a sale of the company that did not meet certain conditions that caused the warrants to be cancelled for no consideration and (iii) warrants being held to maturity, with the last two scenarios utilizing a Black-Scholes model to estimate fair value.

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

Share Repurchase Authorization

On September 7, 2022, the Board of Directors authorized Skillsoft to repurchase up to $30 million of its Class A common stock, which authorization will expire September 7, 2023 unless extended. Under the program, the Company may purchase shares in the open market, in private negotiated transactions, or by other means from time to time.  The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of Class A common stock, general market conditions, alternative uses for capital such as reducing debt, the Company’s financial performance, and other considerations. The share repurchase program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company repurchased 645,428 of its shares for $1.4 million during the three months ended October 31, 2022.

(11) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSUs to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Award and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of October 31, 2022 a total of 2,187,544 shares of common stock were available for issuance under the 2020 Plan.

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

The following table summarizes the stock option activity for the nine months ended October 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding, January 31, 2022	2,825,752	$10.76	9.4
Granted	—	—	—
Exercised	—	 —	—	
Forfeited	(173,271)	 —	—	
Expired	—	 —	—	
Outstanding, October 31, 2022	2,652,481	$10.76	8.7	$—
Vested and Exercisable, October 31, 2022	843,811	$10.76		$—

The total unrecognized equity-based compensation costs related to the stock options was $5.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

As of
June 11, 2021
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

The following table summarizes the RSU activity for the nine months ended October 31, 2022:

			Weighted-	Aggregate
			Average Grant	Intrinsic Value
	Shares		Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	5,091,852		$10.26
Granted	12,008,055		5.26
Vested	(2,079,069)		8.65	
Forfeited	(2,035,018)		6.98	
Unvested balance, October 31, 2022	12,985,820		$6.40	$23,245

The total unrecognized stock-based compensation costs related to RSUs was $76.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table summarizes the MBRSU activity for the nine months ended October 31, 2022:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	1,095,978	$8.43
Granted	1,882,463	5.57
Vested	—	 —	
Forfeited or canceled	(734,284)	 6.42	
Unvested balance, October 31, 2022	2,244,157	$7.47	$4,017

The total unrecognized stock-based compensation costs related to MBRSUs was $10.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Performance-based Restricted Stock Units

The Company issued 49,876 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 to January 31, 2022. Of the 49,876 performance-based restricted stock units, 12,500 shares were vested and 12,500 shares were canceled on January 31, 2022. The remaining 24,876 shares were vested when the specified corporate goals were achieved in June 2022. The stock-based compensation expenses for the 24,876 shares were recognized in the nine months ended October 31, 2022.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Quarter to Date Results		Year to Date Results
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Successor	Predecessor (SLH)
	Three Months	Three Months	Nine Months	From	From
	Ended	Ended	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021	June 11, 2021
Cost of revenues	$82	$—	$132	$—	$—
Content and software development	1,782	276	6,207	530	—
Selling and marketing	1,915	621	4,933	947	—
General and administrative	4,617	3,320	15,634	7,557	—
Total	$8,396	$4,217	$26,906	$9,034	$—

The stock-based compensation for the nine months ended October 31, 2022 includes $1.6 million of fair value adjustment for the cash consideration exceeded the fair value of the legacy Codecademy options, which is classified as a post-combination expense.

(12) Revenue

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three and nine months ended October 31, 2022 (Successor) and for the three months ended October 31, 2021 (Successor), the period from June 12, 2021 through October 31, 2021 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) (in thousands):

	Quarter to Date Results		Year to Date Results
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Successor	Predecessor (SLH)
	Three Months	Three Months	Nine Months	From	From
	Ended	Ended	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021	June 11, 2021
SaaS subscription services	$93,127	$82,593	$272,443	$126,833	$97,406
Professional services	4,617	4,354	13,429	6,339	5,088
Software licenses and other	224	—	635	—	—
Instructor led training	41,422	53,206	128,296	82,448	—
Total net revenues	$139,390	$140,153	$414,803	$215,620	$102,494

The following table sets forth our revenues by geographic region for the three and nine months ended October 31, 2022 (Successor) and for the three months ended October 31, 2021 (Successor), the period from June 12, 2021 through October 31, 2021 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) (in thousands):

	Quarter to Date Results		Year to Date Results
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Successor	Predecessor (SLH)
	Three Months	Three Months	Nine Months	From	From
	Ended	Ended	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021	June 11, 2021
Revenue:
United States	$92,177	$85,421	$268,096	$132,785	$77,489
Other Americas	7,099	9,554	23,075	15,076	5,197
Europe, Middle East and Africa	35,230	40,485	109,031	60,563	14,283
Asia-Pacific	4,884	4,693	14,601	7,196	5,525
Total net revenues	$139,390	$140,153	$414,803	$215,620	$102,494

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three and nine months ended October 31, 2022 was as follows (in thousands):

Deferred revenue at January 31, 2022 (Successor)	$260,949
Billings deferred	92,106
Recognition of prior deferred revenue	(134,839)
Acquisition of Codecademy	18,396
Deferred revenue at April 30, 2022 (Successor)	$236,612
Billings deferred	119,724
Recognition of prior deferred revenue	(140,574)
Deferred revenue at July 31, 2022 (Successor)	215,762
Billings deferred	122,202
Recognition of prior deferred revenue	(139,390)
Deferred revenue at October 31, 2022 (Successor)	$198,574

Deferred revenue performance obligations relate predominately to time-based SaaS subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three and nine months ended October 31, 2022 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2022 (Successor)	$13,248
Contract acquisition costs	4,265
Recognition of contract acquisition costs	(3,733)
Deferred contract acquisition costs at April 30, 2022 (Successor)	$13,780
Contract acquisition costs	3,964
Recognition of contract acquisition costs	(3,742)
Deferred contract acquisition costs at July 31, 2022 (Successor)	14,002
Contract acquisition costs	5,213
Recognition of contract acquisition costs	(6,317)
Deferred contract acquisition costs at October 31, 2022 (Successor)	$12,898

(13) Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability.

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2022 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Asset classified interest rate swaps	$5,249	$—	$5,249
Liability classified warrants	—	2,119	2,119
Total assets and liabilities recorded at fair value	$5,249	$2,119	$7,368

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	October 31, 2022
Private Placement Warrants – Sponsor	16,300	$11.50	None	6/11/26	$2,119

The Company classifies certain Private Placement Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Placement Warrants using a Black-Scholes option pricing model. The fair value of the Private Placement Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market. The fair value of the Private Placement Warrants classified as liabilities were estimated at October 31, 2022 using a Black-Scholes options pricing model and the following assumptions:

October 31, 2022
Risk-free interest rates	4.35%
Expected dividend yield	—
Volatility factor	60.0%
Expected lives (years)	3.6
Value per unit	$0.13

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

	Total	(Level 3)

Private Placement Warrants – Sponsor	$2,119	2,119
Total liabilities recorded at fair value	$2,119	2,119

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the Three
Months Ended
October 31, 2022
Balance as of July 31, 2022 (Successor)	$11,247
Unrealized gains recognized as other income	(9,128)
Balance as of October 31, 2022 (Successor)	$2,119

For the Nine
Months Ended
October 31, 2022
Balance as of January 31, 2022 (Successor)	$28,199
Unrealized losses recognized as other income	(26,080)
Balance as of October 31, 2022 (Successor)	$2,119

Interest Rate Swap

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a notional amount of $300.0 million and a maturity date of June 5, 2027.  The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on the first $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three and nine months ended October 31, 2022, the Company recognized a gain of $20.3 million and $5.2 million, respectively, attributable to the Interest Rate Swaps.

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

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of October 31, 2022, approximate their fair value because of the short maturity of those instruments.

The Company considered the fair value of its external borrowings and believes their carrying values approximate fair value at October 31, 2022 based on the recent issuance of additional term loans on April 4, 2022 near par and the fact that the borrowing have variable rates.

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

On June 12, 2022, Skillsoft entered into a Purchase Agreement with Cornerstone OnDemand, Inc. to sell SumTotal. The Company determined that the transaction met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale. As a result, the financial operations of SumTotal are excluded from the segment disclosure. The sale was completed on August 15, 2022.

The Company has organized its business into two segments: Skillsoft content and Global Knowledge. All of the Company’s businesses market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures used to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no intercompany revenue transactions reported between the Company’s reportable segments.

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

The following table presents summary results for each of the businesses for the three months and nine months ended October 31, 2022 (Successor) and the three months ended October 31, 2021 (Successor), the period from June 12, 2021 through October 31, 2021 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), (in thousands):

	Quarter to Date Results		Year to Date Results
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Successor	Predecessor (SLH)
	Three Months	Three Months	Nine Months	From	From
	Ended	Ended	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021	June 11, 2021
Skillsoft Content
Revenues	$97,968	$86,947	$286,507	$133,160	$102,494
Operating expenses	702,867	92,595	967,888	154,047	140,484
Operating income (loss)	(604,899)	(5,648)	(681,381)	(20,887)	(37,990)
Global Knowledge
Revenues	41,422	53,206	128,296	82,460	—
Operating expenses	45,226	58,005	211,633	90,260	—
Operating income (loss)	(3,804)	(4,799)	(83,337)	(7,800)	—
Consolidated
Revenues	139,390	140,153	414,803	215,620	102,494
Operating expenses	748,093	150,600	1,179,521	244,307	140,484
Operating income (loss)	(608,703)	(10,447)	(764,718)	(28,687)	(37,990)
Non-operating (expense) income	1,602	(661)	2,733	(1,653)	(167)
Fair value adjustment of warrants	9,128	(36,838)	26,080	(19,723)	900
Fair value adjustment of hedge instruments	20,314	—	5,249	—	—
Interest expense, net	(14,487)	(6,988)	(37,302)	(16,304)	(16,703)
Benefits from (provision for) income taxes	8,832	6,168	34,234	8,165	3,521
Net loss from continuing operations	(583,314)	(48,766)	(733,724)	(58,202)	(50,439)
Gain on sale of business	53,756	—	53,756	—	—
Income from discontinued operations, net of tax	1,215	5,911	8,483	3,494	1,175
Net (loss) income	$(528,343)	$(42,855)	$(671,485)	$(54,708)	$(49,264)

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of October 31, 2022 and January 31, 2022 (in thousands):

	October 31, 2022		January 31, 2022

Skillsoft		$1,371,061		$1,648,160
Global Knowledge		224,340		344,902
Total assets classified as discontinued operations		—		228,886
Consolidated		$1,595,401		$2,221,948

Skillsoft content segment depreciation for the three months and nine months ended October 31, 2022 (Successor) was $0.8 million and $2.3 million, respectively.

Skillsoft content segment depreciation for the three months ended October 31, 2021 (Successor), the period from June 12, 2021 through October 31, 2021 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) was $0.8 million, $1.4 million, and $1.8 million, respectively.

Global Knowledge segment depreciation for the three and nine months ended October 31, 2022 (Successor) was $0.5 million and $1.4 million, respectively.

Global Knowledge segment depreciation for the three months ended October 31, 2021 and the period from June 12, 2021 through October 31, 2021 (Successor) was $0.7 million and $1.1 million, respectively.

The following table sets forth the Company’s long-lived tangible assets by geographic region as of October 31, 2022 and January 31, 2022 (in thousands):

	October 31, 2022	January 31, 2022

United States	$8,750	$9,482
Ireland	205	313
Rest of world	1,702	1,680
Total	$10,657	$11,475

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except number of shares and per share data):

		Quarter to Date Results
		Fiscal 2023	Fiscal 2022
		Successor	Successor
		Three Months	Three Months
		Ended October 31,	Ended October 31,
		2022	2021
Net loss from continuing operations		$(583,314)	$(48,766)
Net income from discontinued operations		54,971	5,911
Net loss		(528,343)	(42,855)

Weighted average common shares outstanding:
Basic and diluted:
Class A and B – (Predecessor (SLH))		*	*
Ordinary - (Successor)		164,368	133,059

Net loss per share:
Basic and diluted:
Class A and B – (Predecessor (SLH)) - Continuing operations		*	*
Class A and B – (Predecessor (SLH)) - Discontinued operations		*	*
Class A and B – (Predecessor (SLH))		*	*
Ordinary – (Successor) - Continuing operations		(3.54)	(0.37)
Ordinary – (Successor) - Discontinued operations		0.33	0.04
Ordinary – (Successor)		$(3.21)	$(0.33)

	Year to Date Results
	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended October 31,	June 12, 2021 to	February 1, 2021 to
	2022	October 31, 2021	June 11, 2021
Net loss from continuing operations	$(733,724)	$(58,202)	$(50,439)
Net income from discontinued operations	62,239	3,494	1,175
Net loss	(671,485)	(54,708)	(49,264)

Weighted average common shares outstanding:
Basic and diluted:
Class A and B – (Predecessor (SLH))	*	*	4,000
Ordinary - (Successor)	157,137	133,059	*

Net loss per share:
Basic and diluted:
Class A and B – (Predecessor (SLH)) - Continuing operations	*	*	(12.61)
Class A and B – (Predecessor (SLH)) - Discontinued operations	*	*	0.29
Class A and B – (Predecessor (SLH))	*	*	$(12.32)
Ordinary – (Successor) - Continuing operations	(4.67)	(0.44)	*
Ordinary – (Successor) - Discontinued operations	0.40	0.03	*
Ordinary – (Successor)	$(4.27)	$(0.41)	*

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

During the nine months ended October 31, 2022 (Successor), the period from June 12, 2021 through October 31, 2021 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	June 11, 2021
Warrants to purchase common shares	61,967	61,967	706
Stock Options	2,652	2,198	—
RSUs	15,230	3,465	—
Total	79,849	67,630	706

(16) Related Party Transactions

Predecessor (SLH) Related Party Transactions

Upon emergence from Chapter 11 on August 27, 2020, the Company’s exit credit facility consisting of $110 million of First Out Term Loans and $410 million of Second Out Term Loans was financed in whole by the Company’s Class A shareholders. Class A shareholders had the ability to trade their debt positions independently from their equity positions; however, the substantial majority of First Out and Second Out term loans were held by Class A shareholders. In connection with the Company’s refinancing on July 16, 2021, the First and Second Out terms loans were repaid in full.

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

On December 10, 2021, Skillsoft entered into a distribution and resale agreement with a company that is majority-owned by our largest shareholder and its affiliates.  On February 18, 2022, SumTotal (now divested) entered into a reseller agreement with a portfolio company of our largest shareholder that also had a common board member. No consideration was due to either party for the fiscal year ended January 31, 2022 and the nine months ended October 31, 2022.

The Company also entered into an agreement for a technical partnership with a portfolio company of our largest shareholder that also had a common board member that includes a collaboration for an interface between Percipio and its products.  Neither party is due any consideration under this agreement.

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

(17) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of October 31, 2022 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

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

Company’s Business following the Business Combinations

Skillsoft is a global leader in corporate digital learning, serving approximately 70% of the Fortune 1000, customers in over 160 countries, and a community of learners of more than 80 million globally. Skillsoft’s primary learning solutions include: (i) Percipio, an intelligent and immersive digital learning platform; (ii) Global Knowledge, a global provider of authorized information technology & development training and professional skills; (iii) Codecademy, an online learning platform for technical skills that uses an innovative, scalable approach to online coding education; and (iv) Pluma, a digital platform that provides individualized executive-quality coaching that is personal yet scalable.

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

Discontinued Operations

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments as set forth in the Purchase Agreement. The sale was completed on August 15, 2022. We received net proceeds of $180.0 million and reserved $8.0 million for working capital contingency which is subject to customary adjustments as set forth in the Purchase Agreement. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations as of July 31, 2022. As a result, SumTotal’s assets and liabilities are reported as held for sale and the results of operations are presented, net of tax, separate from the results of continuing operations for all periods presented.

The sale of SumTotal business will enable us to sharpen our focus on accelerating growth in our core business, providing customers with transformative learning experiences that propel organizations and people to grow together.

Results of Operations

Our financial results for the three and nine months ended October 31, 2022, three months ended October 31, 2021 and the period of June 12, 2021 to October 31, 2021 are referred to as those of the “Successor” periods. Our financial results for the period of February 1, 2021 to June 11, 2021 are referred to as those of the “Predecessor (SLH)” period. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with GAAP.

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Quarter to Date Results		Year to Date Results
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Successor	Predecessor (SLH)
	Three Months	Three Months	Nine Months	From	From
	Ended	Ended	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021	June 11, 2021
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	26.3%	27.9%	26.4%	28.4%	21.5%
Content and software development	12.4%	7.5%	12.8%	7.7%	14.6%
Selling and marketing	32.1%	25.0%	30.4%	25.4%	33.6%
General and administrative	20.3%	19.6%	20.2%	20.5%	16.1%
Amortization of intangible assets	31.2%	24.5%	30.9%	24.5%	45.4%
Impairment of goodwill and intangible assets	409.6%	0.0%	154.6%	0.0%	0.0%
Recapitalization and acquisition-related costs	3.5%	2.4%	6.4%	6.2%	6.5%
Restructuring	1.4%	0.6%	2.5%	0.5%	(0.6)%
Total operating expenses	536.7%	107.5%	284.4%	113.3%	137.1%
Operating loss	(436.7)%	(7.5)%	(184.4)%	(13.3)%	(37.1)%
Other income (expense), net	1.1%	(0.5)%	0.7%	(0.8)%	(0.2)%
Fair value adjustment of warrants	6.5%	(26.3)%	6.3%	(9.1)%	0.9%
Fair value adjustment of hedge instruments	14.6%	0.0%	1.3%	0.0%	0.0%
Interest income	0.0%	0.0%	0.1%	0.0%	0.1%
Interest expense	(10.4)%	(5.0)%	(9.1)%	(7.6)%	(16.4)%
Loss before benefit from income taxes	(424.8)%	(39.2)%	(185.1)%	(30.8)%	(52.6)%
Benefit from income taxes	(6.3)%	(4.4)%	(8.3)%	(3.8)%	(3.4)%
Loss from continuing operations	(418.5)%	(34.8)%	(176.9)%	(27.0)%	(49.2)%
Gain on sale of business	38.6%	0.0%	13.0%	0.0%	0.0%
Income from discontinued operations, net of tax	0.9%	4.2%	2.0%	1.6%	1.1%
Net loss	(379.0)%	(30.6)%	(161.9)%	(25.4)%	(48.1)%

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

The following table sets forth the percentage of our revenues from continuing operations attributable to geographic regions for the periods indicated:

	Quarter to Date Results		Year to Date Results
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Successor	Predecessor (SLH)
	Three Months	Three Months	Nine Months	From	From
	Ended	Ended	Ended	June 12, 2021 to	February 1, 2021 to
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021	June 11, 2021
Revenues:
United States	66.1%	60.9%	64.6%	61.6%	75.6%
Other Americas	5.1%	6.8%	5.6%	7.0%	5.1%
Europe, Middle East and Africa	25.3%	28.9%	26.3%	28.1%	13.9%
Asia-Pacific	3.5%	3.3%	3.5%	3.3%	5.4%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

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

The following is a summary of our revenues by product and service type for the periods indicated:

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands)	October 31, 2022	October 31, 2021	(Decrease)	Change
SaaS subscription revenues:
Content	$93,127	$82,593	$10,534	12.8%
Total subscription revenues	93,127	82,593	10,534	12.8%
Non-subscription revenues:
Content	4,617	4,354	263	6.0%
Global Knowledge	41,422	53,206	(11,784)	(22.1)%
Total non-subscription revenues	224	—	224	100.0%
Total revenues	$139,390	$140,153	$(763)	(0.5)%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands)	October 31, 2022	October 31, 2021	June 11, 2021
SaaS subscription revenues:
Content	$272,443	$126,833	$97,406
Total subscription revenues	272,443	126,833	97,406
Non-subscription revenues:
Content	13,429	6,339	5,088
Global Knowledge	128,296	82,448	—
Total non-subscription revenues	635	—	—
Total revenues	$414,803	$215,620	$102,494

Revenues decreased $0.8 million, or 0.5%, for the three months ended October 31, 2022, compared to the same period in 2021. The primary reason for the decrease in revenues is due to the decline in Global Knowledge’s revenue. Revenues for the period from February 1, 2021 to June 11, 2021 and the period from June 12, 2021 to October 31, 2021 were also low due to the application of fresh-start reporting in August 2020, which required deferred revenue as of August 28, 2020 to be reduced to its estimated fair value, which is derived from the estimated costs to fulfill contractual obligations at the time of a change in control rather than the value of contractual billings to customers. The application of fresh-start reporting resulted in a decrease in GAAP revenue of approximately $19.3 million in the period from February 1, 2021 to June 11, 2021. We adopted ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective at the beginning of the Successor period on June 11, 2021. ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Topic 606, rather than the prior requirement to record deferred revenue at a lower fair value. As a result of the adoption of ASU 2021-08, we did not experience a decline in revenue subsequent to June 11, 2021 attributable to a fair value adjustment as we did with the application of fresh-start reporting in the prior year.

After accounting for the impact of the acquisition of Global Knowledge and fresh-start reporting, the changes in total revenues are due to (i) the inclusion of Pluma revenue and Codecademy revenue subsequent to their acquisitions on June 30, 2021 and April 3, 2022, respectively, and (ii) organic growth due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking.

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

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2022	October 31, 2021	(Decrease)	Change
Compensation and benefits	$13,141	$13,738	$(597)	(4.3)%
Courseware, instructor fees and outside services	18,512	20,478	(1,966)	(9.6)%
Hosting and software maintenance	2,554	1,795	759	42.3%
Facilities and utilities	1,926	2,668	(742)	(27.8)%
Other	522	373	149	39.9%
Total cost of revenues	$36,655	$39,052	$(2,397)	(6.1)%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands, except percentages)	October 31, 2022	October 31, 2021	June 11, 2021
Compensation and benefits	$40,199	$20,869	$10,451
Courseware, instructor fees and outside services	55,349	33,203	7,463
Hosting and software maintenance	7,090	2,673	2,508
Facilities and utilities	6,821	4,086	1,570
Other	203	511	51
Total cost of revenues	$109,662	61,342	22,043

The decrease in courseware, instructor fees and outside services costs for the three months ended October 31, 2022, compared to the same period in 2021, was primarily a result of the decline in revenues generated from Global Knowledge business segment. The decreases in compensation and benefits and facilities and utilities expenses were attributable to the cost savings from the integration and consolidation of Global Knowledge business operations and facilities. The increase in hosting and software maintenance expenses for the three months ended October 31, 2022, compared to the same period in 2021, was due to the inclusion of Codecademy’s hosting expenses incurred subsequent to its acquisition on April 4, 2022. The increases in all components of cost of revenues for the nine months ended October 31, 2022, compared to the Successor and Predecessor periods in 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021.

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

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2022	October 31, 2021	(Decrease)	Change
Compensation and benefits	$13,660	$6,743	$6,917	102.6%
Consulting and outside services	2,310	2,664	(354)	(13.3)%
Facilities and utilities	440	591	(151)	(25.5)%
Software Maintenance	797	413	384	93.0%
Other	45	51	(6)	(11.8)%
Total content and software development expenses	$17,252	$10,462	$6,790	64.9%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands, except percentages)	October 31, 2022	October 31, 2021	June 11, 2021
Compensation and benefits	$39,183	$11,023	$8,704
Consulting and outside services	10,459	4,067	4,680
Facilities and utilities	1,370	874	911
Software Maintenance	2,087	623	621
Other	177	92	96
Total content and software development expenses	$53,276	$16,679	$15,012

The increases in compensation and benefits and software maintenance expenses for the three months ended October 31, 2022, compared to the same period in 2021, were primarily due to the inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. Also contributing to the increases in compensation and benefits expenses for the three and nine months ended October

31, 2022 was the stock-based compensation related to the restricted stock units granted to key employees in 2022. The increases in compensation and benefits, consulting and outside services, and software maintenance expenses for the nine months ended October 31, 2022, compared to the Successor and Predecessor periods in 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The decreases in facilities and utilities expenses for the three and nine months ended October 31, 2022, compared to the Successor and Predecessor periods in 2021, were attributable to the cost savings from the consolidation of our facilities in 2022.

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

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2022	October 31, 2021	(Decrease)	Change
Compensation and benefits	$30,818	$25,749	$5,069	19.7%
Advertising and promotions	8,087	5,201	2,886	55.5%
Facilities and utilities	731	1,096	(365)	(33.3)%
Consulting and outside services	2,379	1,694	685	40.4%
Software Maintenance	2,596	1,263	1,333	105.5%
Other	69	43	26	60.5%
Total S&M expenses	$44,680	35,046	$9,634	27.5%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands, except percentages)	October 31, 2022	October 31, 2021	June 11, 2021
Compensation and benefits	$87,776	$40,323	$24,987
Advertising and promotions	23,606	8,306	4,695
Facilities and utilities	2,318	1,670	1,427
Consulting and outside services	6,215	2,417	1,379
Software Maintenance	6,002	1,951	1,850
Other	172	72	63
Total S&M expenses	$126,089	$54,739	$34,401

The increases in compensation and benefits, advertising and promotion, consulting and outside services, and software maintenance expenses for the three months ended October 31, 2022, compared to the same period in 2021, were primarily the result of the inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. Also contributing to the increase in compensation and benefits expenses for the three months ended October 31, 2022 was the stock-based compensation related to the restricted stock units granted to key employees and higher commission expenses in 2022. The increases in all components of S&M expenses, except facilities and utilities, for the nine months ended October 31, 2022, compared to the Successor and Predecessor periods in 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The decreases in facilities and utilities expenses for the three and nine months ended October 31, 2022, compared to the Successor and Predecessor periods in 2021, were attributable to the cost savings from the consolidation of our facilities in 2022.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The table below provides details regarding the changes in components of G&A expenses.

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2022	October 31, 2021	(Decrease)	Change
Compensation and benefits	$13,560	$15,018	$(1,458)	(9.7)%
Consulting and outside services	10,352	7,314	3,038	41.5%
Facilities and utilities	1,682	1,724	(42)	(2.4)%
Franchise, sales, and property tax	556	263	293	111.4%
Insurance	1,166	2,007	(841)	(41.9)%
Software Maintenance	785	942	(157)	(16.7)%
Other	180	184	(4)	(2.2)%
Total G&A expenses	$28,281	$27,452	$829	3.0%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands, except percentages)	October 31, 2022	October 31, 2021	June 11, 2021
Compensation and benefits	$46,398	$26,581	$10,732
Consulting and outside services	24,037	9,987	3,391
Facilities and utilities	4,410	2,601	680
Franchise, sales, and property tax	1,684	102	643
Insurance	4,573	3,410	518
Software Maintenance	2,308	1,251	419
Other	584	349	88
Total G&A expenses	$83,994	$44,281	$16,471

The decrease in compensation and benefits expenses for the three months ended October 31, 2022, compared to the same period in 2021, was attributable to the cost savings from the integration and consolidation of Global Knowledge business operations and lower incentive-based compensation accrual. The increase in consulting and outside services expenses for the three months ended October 31, 2022, compared to the same period in 2021, was primarily due to increased professional services expenses in connection with the transformational initiatives we implemented after the completion of the acquisitions. The decrease in insurance expenses for the three months ended October 31, 2022, compared to the same period in 2021, was mainly due to the excess directors and officers liability insurance policies being fully amortized from June 2021 to June 2022. The increases in all components of G&A expenses for the nine months ended October 31, 2022, compared to the Successor and Predecessor periods in 2021, were primarily the result of the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021.

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

The increases in amortization of intangible assets were primarily due to the intangible assets that arose from the business combinations completed in June 2021 and April 2022.

Impairment of goodwill and intangible assets

During the three months ended July 31, 2022, our Global Knowledge instructor led training (“ILT”) business experienced a significant decline in bookings and GAAP revenue compared to the corresponding period in the prior year. In accordance with ASC 350, we considered whether there were any indicators of impairment for Global Knowledge goodwill, concluding that triggering events had occurred, necessitating an interim goodwill impairment test as of July 31, 2022.  In comparing the estimated fair value of the Global Knowledge reporting unit to its carrying value, we considered the results of both a discounted cash flow analysis and a market multiples approach. The results of the impairment test performed indicated that the carrying value of the Global Knowledge reporting unit exceeded its estimated fair value. Based on the results of the goodwill impairment testing procedures, we recorded a $70.5 million goodwill impairment for the three and six months ended July 31, 2022.

During the three months ended October 31, 2022, we experienced a substantial decline in our stock price resulting in the total market value of our shares of stock outstanding (“market capitalization”) being less than the carrying value of our reporting units. We considered the impact of current macroeconomic conditions on our projected operating results and assumptions used in the income approach or discounted cash flow method and market approach models that impact the fair value of our reporting units. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in our stock price, those of our peers, and major market indices, which reduced the market multiples, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. In addition, we lowered our projected operating results primarily due to the foreign exchange impact, underperformance of Global Knowledge business, and macroeconomic uncertainty. After considering all available evidence in the evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of the Skillsoft content and Global Knowledge reporting units as of October 31, 2022. The results of the impairment test performed indicated that the carrying value of the Skillsoft content and Global Knowledge reporting units exceeded the estimated fair value. Based on the results of the goodwill impairment testing procedures, we recorded a $569.3 million goodwill impairment for Skillsoft content segment and additional goodwill impairment for Global Knowledge segment, totalling $570.9 million, during the three months ended October 31, 2022.

Recapitalization and acquisition-related costs

Recapitalization and acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with our business combination completed in June 2021, and subsequent acquisition related activities driven by the Codecademy acquisition and related debt issuance. The changes in recapitalization and acquisition-related costs were primarily due to the timing of the acquisitions related activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. During the three and nine months ended October 31, 2022, we recorded restructuring charges of $2.0 million and $10.3 million, respectively, for the severance costs and the abandonment of right-of-use assets.

In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we are adopting new work arrangements for certain locations. During the period from February 1, 2021 to June 11, 2021 and the period from June 12, 2021 to October 31, 2021, we recorded restructuring recoveries of $0.6 million and additional charges of $1.1 million, respectively, as a result of severance cost estimate changes.

Interest and other expense

Interest and other expense, net, consists of interest income, interest expense, and other expense and income.

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	(Increase)/	Percent
(In thousands, except percentages)	October 31, 2022	October 31, 2021	Decrease	Change
Other income (expense), net	$1,601	$(661)	$(2,262)	(342.2)%
Interest income	69	9	(60)	(666.7)%
Interest expense, net	(14,556)	(6,997)	(7,559)	(108.0)%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands, except percentages)	October 31, 2022	October 31, 2021	June 11, 2021
Other income (expense), net	$2,733	$(1,653)	$(167)
Interest income	239	18	60
Interest expense, net	(37,541)	(16,322)	(16,763)

The net other income (expense) was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities) which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. The increase in interest expense for the three months ended October 31, 2022, compared to the same period in 2021, was due to the additional $160 million of term loan in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. The interest expense for the period from February 1, 2021 to June 11, 2021 was slightly higher due to a higher interest rate under the exit credit facility of the Predecessor prior to the refinancing in July of 2021. As a result of the interest rate swaps we executed on June 17, 2022, we have fixed the cash interest rate on $300 million of our outstanding term loans at 8.94% going forward.

Fair value adjustments to warrants

The gains attributable to warrants for the three and nine months ended October 31, 2022 are due to a decline in the value of our common stock during the periods, which decreased the fair value of our liability classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

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

Gain on sale of business

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments as set forth in the Purchase Agreement. The sale was completed on August 15, 2022. We received net proceeds of $180.0 million and reserved $8.0 million for working capital contingency which is subject to customary adjustments as set forth in the Purchase Agreement.

In accordance with ASC 810, we recorded a gain on sale upon completion of the transaction. The gain was calculated by measuring the difference between the fair value of consideration received less the carrying amount of the assets and liabilities sold. We recognized a gain of $53.8 million in the three and nine months ended October 31, 2022. The gain is preliminary and subject to finalization of post-closing adjustments pursuant to the Purchase Agreement.

Benefit from income taxes

	Successor	Successor
	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	October 31, 2022	October 31, 2021	(Decrease)	Change
Benefit from income taxes	$(8,832)	$(6,168)	$(2,664)	(43.2)%
Effective income tax rate	1.5%	11.2%

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands, except percentages)	October 31, 2022	October 31, 2021	June 11, 2021
Benefit from income taxes	$(34,234)	$(8,165)	$(3,521)
Effective income tax rate	4.5%	12.3%	6.5%

The effective income tax rate for the three and nine months ended October 31, 2022, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions and changes in the valuation allowance on the Company’s deferred tax assets. Due to the acquisition of Codecademy on April 4, 2022 the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis the Company determined that a valuation allowance release of $20.7 million was required and recorded in full as a discrete income tax benefit for the nine months ended October 31, 2022.

The effective income tax rate for the three and nine months ended October 31, 2021, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of October 31, 2022, we had $174.7 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented from time to time with borrowings under our accounts receivable facility (described below). Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented from borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

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

Prior to the maturity thereof, the Initial Term Loans will be subject to quarterly amortization payments of 0.25% of the principal amount. The Amended Credit Agreement requires that any prepayment of the Initial Term Loans in connection with a Repricing Transaction (as defined in the Amended Credit Agreement) shall be subject to (i) a 2.00% premium on the amount of Initial Term Loans prepaid if such prepayment occurs prior to July 16, 2022 and (ii) a 1.00% premium on the amount of Initial Term Loans prepaid in connection with a Repricing Transaction, if such prepayment occurs on or after July 16, 2022 but on or prior to January 16, 2023. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

SumTotal Proceeds

On August 15, 2022, we completed the previously announced sale of our SumTotal business to a third party. We received net proceeds of $180.0 million and reserved $8.0 million for working capital contingency which is subject to customary adjustments as set forth in the Purchase Agreement. Under the terms of our Amended Credit Agreement, the net proceeds attributable to the sale of SumTotal required a mandatory prepayment of $31.4 million. The remaining net cash proceeds of $140.6 million are subject to reinvestment provisions and may not be used for general corporate purposes.  In the event any of the remaining net cash proceeds have not been designated for eligible investments (such as permitted acquisitions, capital expenditures and other such eligible uses as defined in the Amended Credit Agreement) on or before August 15, 2023, such remaining net cash proceeds will be used to prepay outstanding indebtedness under our Amended Credit Agreement. We expect to have sufficient qualifying expenditures under the Amended Credit Agreement such that no additional mandatory prepayment with remaining SumTotal proceeds will be necessary.

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

Share Repurchase Program

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice. The amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as reducing debt, and because of changes in cash flows, tax laws, and the market price of our common stock. We repurchased 645,428 of our shares for $1.4 million during the three months ended October 31, 2022.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	Nine Months	From	From
	Ended	June 12, 2021 to	February 1, 2021 to
(In thousands)	October 31, 2022	October 31, 2021	June 11, 2021
Net cash (used in) provided by operating activities	$(23,561)	$(541)	$33,811
Net cash used in investing activities	(40,199)	(568,251)	(2,991)
Net cash provided by financing activities	83,690	364,480	14,907
Effect of foreign currency exchange rates on cash and cash equivalents	(6,823)	(820)	203
Net increase (decrease) in cash and cash equivalents	$13,107	$(205,132)	$45,930

Cash Flows from Operating Activities

The decrease in cash provided by operating activities for the nine months ended October 31, 2022 compared to the Successor and Predecessor periods in fiscal 2022 was primarily due to (i) the inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021, (ii) a significant decline in Global Knowledge’s revenue, (iii) higher recapitalization and acquisition-related costs, driven by the Codecademy acquisition and related debt issuance, (iv) higher restructuring and integration-related costs related to the combination of Skillsoft and Global Knowledge, and (v) higher annual incentive compensation payments.

Cash flows from operating activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash Flows from Investing Activities

Cash flows from investing activities include $172.0 million of net cash proceeds from the sale of SumTotal business, and $198.8 million of cash payments related to the acquisition of Codecademy. See Note 3 “Business Combinations” and Note 4 “Discontinued Operations” of the Notes to Unaudited Condensed Consolidated Financial Statements for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. We received $157.1 million of net proceeds from the Amended Credit Agreement and used most of the proceeds for the acquisition of Codecademy on April 4, 2022. We made a mandatory prepayment of $31.4 million to the lenders in August 2022 as a result of the sale of SumTotal business. See Note 9 “Long-Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements for more details.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of October 31, 2022 were as set forth in the table below.

	Payments due by Fiscal Year
(In thousands)	Total	2023 (1)	2024-2025	2026-2027	Thereafter
Term Loan Facility	$602,606	$1,601	$12,808	$12,808	$575,389
Operating leases	17,722	1,297	7,547	4,104	4,774
Total	$620,328	$2,898	$20,355	$16,912	$580,163

(1)Excluding payments made during the nine months ended October 31, 2022.

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

Stock-based Compensation

We recognize compensation expense for stock options and time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. For restricted stock units that have market conditions, we recognize compensation expense using an accelerated attribution method. We recognize forfeitures as they occur. We estimate the fair value of options utilizing the Black-Scholes model, which is dependent on several subjective variables, such as the expected option term and expected volatility over the expected option term. We determine the expected term using the simplified method. The simplified method sets the term to the average of the time to vesting and the contractual life of the options. The expected volatility is estimated by considering (i) the average historical stock volatilities of Skillsoft and a peer group of public companies within our industry over a period equivalent to the expected term of the stock option grants and (ii) the implied volatility of warrants to purchase our common stock that are actively traded in public markets. The fair value of restricted stock units that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants.

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the quarterly period ended October 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice, which may result in a decrease in the price of our common stock. The amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as reducing debt, and because of changes in cash flows, tax laws, and the market price of our common stock. Even if the share repurchase program is fully implemented, it may not enhance long-term shareholder value, and the program could affect the price of our common stock, increase volatility, and diminish our cash reserves.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to the Company’s repurchases of common stock during the quarter ended October 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
August 1-31	—	$—	—	$—
September 1-30	645,248	$2.2205	645,248	$28.6
October 1-31	—	$—	—	$28.6
Total	645,248	$2.2205	645,248	$28.6

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. The Company’s remaining authorization for repurchases was $28.6 million as of October 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1

Letter Agreement by and between Skillsoft Corp. and Gary W. Ferrera, dated October 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.2**

Offer Letter by and between Skillsoft Corp. and Richard Walker, dated October 10, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

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

*   Filed or furnished herewith.

** Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP.

Dated: December 8, 2022	By:	/s/ Richard Walker
Richard Walker
Chief Financial Officer