Form 10-K
period 2023-01-31
Skillsoft Corp.
filed 2023-04-14
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended January 31, 2023

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

Tel: (603) 324‑3000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes    ☐  No    ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on July 31, 2022 (the last day of the registrant’s most recently completed second quarter) was: $335 million.

The number of shares of registrant’s common stock outstanding as of April 7, 2023 was: 160,550,498.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SKILLSOFT CORP.

FORM 10‑K

FOR THE QUARTER ENDED JANUARY 31, 2023

INDEX

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Form 10‑K” or “Annual Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, financial results, the impact of regulatory changes, existing and evolving business strategies and acquisitions and dispositions, demand for our services, competitive strengths, the benefits of new initiatives, growth of our business and operations, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “forecast,” “seek,” “outlook,” “target,” goal,” “probably,” or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature, and we caution you against unduly relying on these forward-looking statements.

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this Annual Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

PART I

Item 1. Business

GENERAL

TRANSFORMATIVE LEARNING EXPERIENCES FOR A SUSTAINABLE WORKFORCE

At Skillsoft, we propel organizations and people to grow together through transformative learning experiences.

ABOUT SKILLSOFT

Through a portfolio of high-quality content, a platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skill gaps, unlocking human potential, and transforming the workforce. With 150,000+ expert-led skills-building courses in modalities ranging from video and audio to instructor-led training and practice labs, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

Skillsoft supports approximately 70% of the Fortune 1000 with today's sought-after competencies: leadership and business skills, technology and developer skills, and essential safety and risk management compliance. We leverage various learning modalities adaptable to different preferences, schedules, and learning styles — from books to videos, full courses to micro-learning, audiobooks to live bootcamps and coaching. Content is continuously updated with the latest insights, information, and training methods.

Today's learners want the right learning experience, delivered when, where, and how they want it. That's why our approach is mobile-first, and our expert-curated, cloud-based content is served on an open platform that reaches learners wherever they are.

Our community of 86 million learners in 150+ countries around the globe learn in more than 30 languages. As often as they need or want to, typical learners turn to Skillsoft to acquire critical job skills in the flow of work, and grow as leaders, employees, and people. We've helped fuel performance and career growth for more than 20 years.

TRANSFORMATIVE LEARNING EXPERIENCES

There is a distinct Skillsoft experience that we create, one that we know from our research and work with customers leads to workforce transformation and growth. The experience is designed around four foundational pillars:

●	Absorbing — Skillsoft learning experiences draw people in and become a daily habit, rivaling the best entertainment options.
●	Trusted — Organizations trust that we curate experiences from vetted experts, creating high-quality, skill-building journeys that help employees become experts in their given field.
●

Connected — Learning alongside peers, anytime, anywhere, through a blend of individual and shared experiences, creates a more cohesive company culture and builds cohorts of learners that advance together.

●

Exponential — We measure success not in terms of consumption or adoption, but rather in terms of outsized ROI — driven by workforce transformations that increase productivity and retention, and drive continuous growth.

Our transformative learning experiences are designed to help learners strengthen current skills and embrace new ones so they can stay in-demand and grow. More than 1,250 skill-based learning paths are frequently updated with the latest insights and knowledge. Our aim is to continually refresh and add to courses, so that our products incorporate the most current trends and thought leadership.

We help organizations achieve competitive advantages by unleashing the potential of their people. We deliver robust, cloud-based, turnkey, and fully customizable learning solutions for enterprise-wide knowledge and up-to-date, mission-critical skills training. We offer a proven track record of working with human resources (HR), talent development, and executive leadership to ensure that learning solutions are expertly developed and deployed.

As an organization, we’re committed to the advancement of all human potential through learning and development. So, we strive to make sure both individuals and organizations have exactly what they need to unleash that potential. Learning with Skillsoft is designed to help organizations grows a cross-skilled, more capable, adaptive, and engaged workforce — a workforce that performs. We believe that when organizations and their people grow together, it leads to greater employee engagement, stronger retention, and a continually competitive workforce.

WHAT WE OFFER

Skillsoft’s learning experiences fall into three categories of content: Leadership and Business Skills (L&B); Technology and Developer (Tech & Dev); and Compliance.

LEADERSHIP AND BUSINESS SKILLS

Today’s challenges — and opportunities — require a new generation of leaders who are agile, resilient, and digitally fluent. Yet, in the 2023 Global Leadership Forecast, only 40% of surveyed leaders report that their company has high-quality leaders, and 72% report that they feel “used up” by the end of the day.

Developing leaders requires behavior change, and the confidence in their ability to effect that change. By giving leaders knowledge and the ability to use this understanding in their daily jobs, we help our customers empowers their leaders to successfully deliver on strategic initiatives, drive results, and achieve their personal goals. Skillsoft's transformative leadership development programs bring together curated content and coaching that can be scaled and delivered to every level of leadership throughout an organization, and tools like Skillsoft Aspire and Career Journeys to reinforce key concepts.

Skillsoft has designed its Leadership Program to be:

●	Scalable to reach all levels, and a global audience
●	Aligned to an organization’s own leadership competency models
●	Customizable to achieve each organization’s objectives
●	Personalized to drive demonstrable behavior change
●	Measurable to help prove value

Skillsoft Coaching

As businesses look to retain top talent and fill the talent pipeline, building effective leaders becomes an integral part of skilling at every level, across organizations. To succeed in today’s climate of digital transformation and hybrid workforces, businesses must prepare all employees to be leaders, not only in their roles, but also at their company. And in a world that has become rapidly virtualized, digital coaching plays a critical role throughout the employee lifecycle.

As part of Skillsoft’s Leadership and Business category, the company offers Skillsoft Coaching, formerly Pluma. With coaching, companies can pair professionals at all levels, from individual contributors to C-level executives, with ICF-accredited executive-quality coaches who focus on developing behaviors and skills needed to lead successfully. Our 350 qualified coaches span six continents and cover more than 20 languages.

At Skillsoft, we are dedicated to driving real behavioral change. Here are typical coaching results after using Skillsoft Coaching in six months’ time:

●	+ 20 % were more adept at the behaviors they chose to focus on with their coach
●	+ 14 % felt more equipped to advance in their careers
●	+ 90 % achieved goals that they worked on with their coach

TECHNOLOGY AND DEVELOPER
Sixty-six percent of IT decision-makers experience critical skills gaps on their teams, and nearly 10% aren’t sure whether they have gaps or not. (Skillsoft 2022 IT Skills & Salary Report).

The need for technology skills building is real … and urgent. COVID-19 accelerated the move to cloud-based applications, but with the rapid transition came vulnerabilities and on-going DevOps requirements not enough people can fill. What's more, business transformation is blocked by having limited resources with the necessary skills to execute a huge backlog of projects. Leaders across industries need increased confidence in their organization's ability to respond to new threats and opportunities as they arise.

There are myriad resources available for tech classes. However, technical teams need more than classes — they need practice applying new skills in real-time. That's why learning programs that close the gap between a course and applying knowledge on the job are a high priority. Skillsoft’s integrated Tech & Dev curriculum spans multiple forms of learning, from practice labs, live instructor training, on-demand courses, and bootcamps, to certificate preparation and coding practice. Our hands-on coding environment is designed to build confidence quickly. Using spaced repetition principles, we create personalized coding practice experiences so learners can retain more, gain immediate gratification and corrective feedback.

Our curated content is vetted by recognized tech experts and technology and partners is proven to drive on the job application. In fact, 97% of learners report they have applied or will apply what they learned on the job, and our students experience a 92% certification pass rate.

Having acquired Codecademy in fiscal 2023, we have integrated Codecademy for Enterprise into the Skillsoft Percipio platform, providing access to an immersive, self-paced, interactive learning environment. Codecademy for Enterprise offers interactive, hands-on courses in 14 programming languages across multiple domains such as web development and data science, including HTML & CSS, Python, JavaScript, Java, SQL, Bash/Shell, Ruby, C++, R, C#, PHP, Go, Swift, and Kotlin.

COMPLIANCE

At Skillsoft, we believe an effective online compliance training online program isn’t just about rules — it’s about people and their behavior. Compliance training courses for employees can protect them and communicate a company’s values and principles so leaders can focus on improving safety outcomes, growing revenue, and reducing risk. Skillsoft’s compliance training helps more than 1,800 organizations empower employees to make the right decisions and transform corporate culture.

Skillsoft offers Skillsoft Legal Compliance; Skillsoft Environmental, Health, and Safety Compliance; and Skillsoft Compliance Complete. Each is designed to help enable customers to execute a mature compliance training program guided by the latest best practices for employee development. Skillsoft combines a continuously updated library of customizable legal and safety compliance content with purpose-built technology and value-added services for total compliance coverage. Customers can add company-specific policy documents and non-instructional videos with self-service course configuration tools.

Skillsoft Compliance offers:

●	Scalability to reach a global audience
●	Subject matter expertise
●	Continuously added and updated content
●	Availability anytime, anywhere

SKILLSOFT PERCIPIO PLATFORM

Skillsoft’s advanced learning platform, Percipio, which is designed to facilitate deeper learning through better experiences using the power of artificial intelligence (AI). The platform is built to be open, personal, and connected, creating a unified experience across organizations, but one that is personalized to both customer and employee needs. For example, central to the Skillsoft learning experience are microlearning videos, optimized for mobile and designed for the way people learn online.

The platform offers more than 1,250 customizable Aspire Journeys, a pre-curated set of role-based and skill-based learning paths, that lead employees on their own path. With its modern, intuitive design, customers can easily configure the platform to add custom, third-party content, allowing learners to access the best of Skillsoft, their organization, and other providers.

Because it's mobile-first and cloud-based, it's available anytime, anywhere, on any device. With AI-driven recommendations, learners can watch, read, listen, and practice anytime, even in the flow of work, while celebrating their accomplishments along the way. We believe our platform helps customers build a culture of future-fit, self-motivated, capable learners, ready to add exponential value to their organization.

GLOBAL KNOWLEDGE - INSTRUCTOR-LED TRAINING

Instructor-led training (ILT), also known as Global Knowledge, helps customers create a unique blended learning approach designed to help them reach strategic business goals. Combining digital learning content with an instructor-led course can take the mastery of a topic to a higher level.

Live courses, whether delivered in-person or via digital channels:

●	Enable discussions and role-playing
●	Offer more engagement and focus
●	Encourage peer-to-peer learning
●	Easily adapt to the needs of each class
●	Create networking opportunities

The addition of instructor-led training to the Skillsoft platform offers learners a centralized portal to register and access live courses alongside their other assignments.

PROFESSIONAL SERVICES

At Skillsoft, we strive to help customers unlock the full value of their skilling strategy — so they can focus on creating a future-fit workforce. Our Professional Services team is available for expanded engagements to help customers build and connect transformative learning experiences to their specific business needs and goals.

The team combines deep expertise, implementation services, learning and development program design, and custom content development to help customers increase employee engagement, create a culture of learning and recognition, and cultivate effective leaders.

SERVING OUR CUSTOMERS

SERVING ORGANIZATIONS

A sweeping moment of re-evaluation, spurred by the pandemic, has caused many employees to reassess their relationship to work — and to their employer. Organizations are being asked to demonstrate value in new ways, with new metrics, and for more employees. In fact, employers have identified talent retention and acquisition as a primary risk factor. Employees are craving personal growth — in their abilities, in their careers, and ultimately in their fulfillment at work. Employers are craving business growth — not only financially, but growth that prepares the organization to meet new challenges, head-on.

At Skillsoft, we propel organizations and people to grow together through transformative learning experiences. And we’re here to help customers retain those critical team members by offering continuous learning and development opportunities.

At Skillsoft, we serve approximately 14,300 organizations. With Skillsoft, these customers don't just accelerate learning — they invest in their employees in a way that inspires them to invest their energy and time in kind. Learning with Skillsoft grows a cross-skilled, more capable, adaptive, and engaged workforce — a workforce that performs. When organizations and their people grow together, it leads to greater employee engagement, stronger retention, and a continually competitive workforce.

SERVING LEARNERS

The nature of work is changing, and many employees may have found themselves on unfamiliar ground. A sweeping moment of re-evaluation, spurred by the pandemic, has caused workers to redefine life paths, and reassess their relationship to work. But there's one thing that both employees and employers are looking for today: Growth.

Through transformative journeys personalized to individual goals, Skillsoft helps catalyzes career growth, on-the-job readiness, and deeper engagement with work. We strive to empower learners all around the world. Our extensive library of multimodal content combined with our advanced learning platform, Skillsoft Percipio, makes it easy to find exactly what they’re looking for now — from tech skills to power skills — and what they’ll need to know to grow, both personally and professionally.

At Skillsoft, we serve 86 million learners, either through their organization’s contractual relationship with Skillsoft or directly through Codecademy. They have access to quality content from trusted experts, career mentoring and coaching, and transformative learning experiences to help them hone and build in-demand skills, drive their own advancement, and embrace the joy of lifelong learning.

MARKET OPPORTUNITY

The market opportunity is large and growing. According to a Valuates Report, the global corporate e-learning market size is forecast to grow from USD 22.5 Billion in 2021 to USD 44.6 Billion by 2028.

Digital transformation, which was already affecting industries around the globe, only accelerated during the pandemic. There are already in-demand jobs that didn’t exist five or ten years ago: like DevOps engineer, Blockchain Analyst, Telemedicine Provider, Drone Operator, Cloud Architect, and Podcast Producers. The need for skilling, upskilling, and reskilling workforces continues to grow as organizations grapple with talent acquisition and retention. There is a new — and necessary — focus on building and nurturing a sustainable workforce.

Meanwhile, remote and hybrid workforce models were adopted in response to COVID-19 out of concern for employees, families, friends, and communities. But, what may have been a struggle at first soon became an accepted way of conducting business. Many workers came to value the upside of remote work and the new normal.

Working remotely had its challenges, but people appreciated greater flexibility. In fact, there appears to be a new social contract between organizations and individuals. Expectations are that employers will afford the workforce greater flexibility and autonomy, while concurrently investing in holistic employee experiences with opportunities for learning and growth at the center. These new and renewed priorities will continue to drive demand for Skillsoft’s transformative learning experiences.

Although the corporate learning market is evolving, there are industry tailwinds that Skillsoft can leverage:

●	The shortened shelf-life of skills drives an urgent need for skilling solutions
●	Constrained talent pools necessitate building sustainable workforces
●	There’s a vibrant ecosystem for skills-based hiring and talent management
●	C-level prioritization of skills and talent development elevates decisions around digital learning
●	Capability Academies, which are programs designed to place emphasis on capabilities or skills development for critical business functions, are recognized as a business strategy
●	There are solutions needed for proliferation of vendors

Our Competition

The corporate digital learning market is large and fragmented. Many of our peers are smaller than us and do not have the long history we have of serving our customers. The market is highly competitive and we expect the market to remain competitive in the future due to its highly attractive qualities such as: (i) continued demand for high quality, deep, and broad digital content solutions, (ii) the market’s whitespace opportunity, which we believe is material given the estimated size of the total addressable market and the size of our peers, and (iii) the increased importance of digital learning, in part due to the impact of the COVID-19 pandemic, which has accelerated the need for enterprises to adopt digital training solutions. Our direct and indirect competitors include, among others:

●

Within our Leadership and Business customer market, vendors such as LinkedIn Learning, CrossKnowledge, and Harvard ManageMentor, as well as OpenSesame. And within Skillsoft Coaching, vendors like BetterUp, EZRAx, and CoachHub.

●	Within our Technology and Developer customer market, vendors such as Pluralsight and Udemy, as well as Safari (O’Reilly), Coursera, and Udacity; and
●	Within our Compliance customer market, vendors such as Navex Global as well as LRN, SAI Global, J.J. Keller, and UL-PURESafety.

COMPETITIVE ADVANTAGES

Any online learning partner will claim to deliver valuable training and career development. But Skillsoft draws from more than 20 years of helping learners build skills and organizations build teams to stay ahead in a rapidly changing world. What drives us at our core is commitment to our mission — to propel organizations and people to grow together through transformative learning experiences.

We believe we have assembled the best collection of learning assets in our industry through a combination of mergers and acquisitions, and internal innovation. And, we believe we have significant competitive advantages that will fuel Skillsoft’s growth now and going forward.

Today’s customers seek full-suite capabilities from fewer vendors, and full-stack skills from their workforce. Our new Lean into Learning report confirms this. Trending topics range from technical “hard skills” like Cloud Security and Java Programming, to cross-discipline “power skills” like Communication Essentials and Working Effectively as a Team.

We are in a “skills-champions” market that requires a broader skilling framework lens beyond just catalogs of courses. At Skillsoft, we start by understanding each customer’s skills taxonomy, exactly what skills are the top priority for their organization. And, we provide 500+ Skill Benchmarks, skill diagnostic assessments to help learners and organizations accurately measure competencies. benchmarking tools and assessments to identify gaps, reinforce skills, and quantify the impact.

The concept of training has evolved, and skills have become mission-critical organizational assets. That’s why customers are looking for more than “content libraries.” Today, they are most interested in skilling solutions designed to address the most critical use cases — like onboarding, reskilling, performance management, and leadership development — that enable them to transform their workforce.

That said, our content is expert-curated, multimodal, and digitally delivered, enabling learning anywhere, any time, and on any device. “Bite-sized” microlearning experiences are designed for time-pressed corporate customers and learners. Content is available in 30 languages, fully localized for accuracy and relevance, and can be customized and branded for customers. Learning experiences, including Skillsoft Aspire Journeys and Skillsoft Digital Badges (over 42 million issued to date), provide consistency for the learner. And, Skillsoft Coaching, instructor-led training, hands-on learning, and professional services enhance digital course curricula to deliver a fuller, more powerful — and more transformative — skilling experience.

Even though every company today is a technology company, power skills (empathy, resilience, agility) are in high demand. For example, our IT Skills & Salary report found that Communication was one of the most important — and in-demand — skills for tech professionals. And finally, employee health and engagement, as well as ESG, are top of mind for organizational leaders as they grapple with labor and skills shortages, and the priorities of younger generations of workers. Skillsoft’s transformative learning experiences support these important and timely focuses.

In the Fortune/Deloitte CEO Report, published this fall, Talent and Labor were cited most often as the biggest challenge CEOs face, along with, “Keeping up with the pace of global change,” “Resisting the urge to tap the breaks on hiring, investing, M&A, and growth initiatives,” and finally “Leading transformation.” At Skillsoft, we are in the business of workforce transformation that drives and enables strategic business imperatives.

Unlike many in the digital learning market, we are a “one-stop shop” for enterprise skilling, with a breadth of learning experiences designed to drive workforce transformation across the entire organization — from Leadership and Business Skills to Technology and Developer to Compliance. This enables us to address some of today’s most pressing strategic issues. For example, our customers can combine Skillsoft’s T&D learning experiences with our Compliance content to help safeguard against cybersecurity threats. And, customers can create a learning experience around the timely issue of Diversity, Equity, and Inclusion (DEI) by integrating Compliance content with L&B learning journeys. All three of these rich libraries are enhanced by an AI-fueled learning experience platform; and enterprise-grade customer support and service.

SKILLSOFT AND ESG, A RESPONSIBLE BUSINESS FOR A SUSTAINABLE FUTURE

For more than 20 years, Skillsoft has been a digital learning solutions innovator. By its very nature, our industry has helped organizations reduce their carbon footprints by curtailing unnecessary travel, printing, and other activities that can tax environmental resources. We’ve helped customer organizations digitally transform and support distributed workforces. And, we’ve had the honor of training hundreds of millions of people. We support our customers to advance their own understanding and expertise in ESG practices — whether that’s through our Diversity, Equity, and Inclusion curriculum, our Corporate Sustainability learning experiences, or our Global Code of Conduct Solution.

As an organization, developing meaningful ESG goals and programs is a journey we have already started, and one we are intent upon continuing. Sustainability and ESG principles tie into our core values at Skillsoft. We encourage Team Members to work remotely, and our learning solutions are developed, produced, and delivered with minimal environmental impact. In the past two years, we have closed 61% of our facilities, reducing our footprint by 56%. We have decreased the size of another 10% of our facilities, reducing our footprint by 19%. In total, 60% of Skillsoft’s footprint has been reduced.

Finally, Skillsoft has a unique appreciation for ESG, as we provide a full spectrum of coursework spanning almost every ESG area, from more than 500 course hours on sustainability, to content co-developed with several CSR partners, to one of the world’s largest compliance content businesses. This gives us the ability to deliver learning journeys spanning all ESG domains. In addition, we deliver an electronic product that we believe consumes minimal natural resources and are committed to continuously reducing our carbon footprint. Further, our CSR efforts span the globe - from local organizations like Green Our Planet and the Be.A.Shero foundation, to regional organizations like iamtheCODE and global organizations like the Special Olympics. Our ESG efforts are sponsored by our CEO and Executive Leadership Team (ELT) and led by our Chief Marketingand Sustainability Officer.

GROWTH STRATEGY

At Skillsoft we’ve identified opportunities and brought together four organizations over the past several years that are unique in the market and aligned to a valuable and fast-growing customer market. Skilling has become a strategic imperative, and Skillsoft is in a unique position to fill what has become a mission-critical need. In fact, we believe that we are in a better position than ever to capture a wider audience.

Organizations around the globe are on different journeys when it comes to skills investments. With strategic segmentation and a customer engagement focus, Skillsoft is able to meet them where they are today, fulfill current use cases, and build a sustainable skilling solution for the future. We believe this differentiation, offering a true solution rather than merely content or platform, will enable us to grow and win. We have the ability to expand customer relationships and capture more share, without losing our rich installed base. We’ve identified four strategic priorities:

●

Lead in Enterprise Workforce Transformation — Deliver transformative learning experiences that include high-quality content, a platform that is personalized and connected to customer needs, and a broad ecosystem of partners to achieve our customers’ desired business outcomes as they address critical use cases like onboarding, reskilling, leadership preparedness, turnover reduction, and succession planning.

●

Win in Technology and Developer — Help customers proactively grow technical skills and close the skills gap through learning experiences with instructional variety to match how their tech teams learn — meeting learners where they are: whether they’re new to career, mid-stage and looking to reinforce, or redesigning their careers, looking to pivot and gain entirely new skills.

●	Strengthen our Operational Foundation — Simplify and standardize our end-to-end operational capabilities to drive efficiencies and enable our strategic priorities.
●	Build a Culture of Leadership and Learning — Be recognized as a role model of learning and development powered by usage of our own products.

Executing against this strategy helps us achieve our financial plan — and we believe this sets us up for significant future growth. Early analysis shows the headroom available for us to capture if we execute well. This model will drive prioritization for our go-to-market, product, organizational, and operational strategy.

At this point, we believe Skillsoft is leveraging its:

●	Strong foundation with robust core business and a healthy balance sheet
●	Attractive business model built primarily on enterprise subscriptions, high operating leverage, low capital intensity, and strong free cash flow conversion
●

Growth trajectory with a new leadership team in place and clear strategic direction, substantially completed migration to updated platform, investments in content, platform, and go-to-market, and marketplace’s accelerated online migration

●

Current ability to deliver on a bold vision for the future, well-positioned to extend global category leadership, with revitalized Tech & Dev business re-positioned for leadership in fastest growing category, and advanced platform for organic and acquired growth

We were among the industry’s innovators 20 years ago, and we’ve continued to innovate and evolve, most recently reinventing ourselves as a public company, merging with another industry leader, and acquiring two more. We are proud to be taking corporate learning to the next level.

MARKETING AND SALES

The Skillsoft Go To Market motion spans the entire value chain that serves the customer – Marketing, Sales, Professional Services and Customer Success – placing the client at the center of a process designed around business outcomes and value realization in the context of the customer’s business, including their industry, geography, and the mega trends and macroeconomic forces impacting them.

The Skillsoft global marketing team leverages data science and marketing technology to:

●

Strengthen the brand by leaning into the Skillsoft brand equity with the enterprise and consumer brand affinity for Codecademy. A centerpiece of our brand strategy is our thought leadership series, some if which is conducted jointly with companies such as Microsoft, Accenture and World Economic Forum, and industry-leading reports and research such as the annual Lean Into Learning, Women in Tech, and the IT Skills & Salary reports. This research has been featured in, amongst others, Forbes, PC Week, Fox Business, and Information Week.

●

Acquire new customers through a strengthened marketing and sales acquisition model that includes interactive digital tools, free trials to Codecademy and the Percipio platform, live events and Leadercamps – particularly on timely topics such as ESG matters like Diversity, Equity, Inclusion and Belonging - and greater investments in digital marketing.

●

Land and expand through a sophisticated Account-based Marketing (ABM) strategy that can grow our installed base, particularly as companies recognize the full value of what we can bring to bear for them.

●

Differentiate Skillsoft as a workforce transformation business. What we offer is not just content or a platform experience, but a complete solution geared to helping customers solve concrete and material use cases in specific industries, where we have a natural foothold.

Our sales organization, totaling more than 700 sellers and customer success managers, follows a customer engagement model that includes a three-phase process:

●	Understanding each customer’s business strategy, in the context of their industry, geography and current maturity;
●	Aligning our programs to the talent, succession, and workforce outcomes that advance their strategy; and
●	Regularly measuring progress.

Over the past two years, we have:

●

Transformed our sales process, ensuring that we have the leadership, sales talent, systems and tools, messaging, and customer engagement model to effectively help customers align learning experiences to business value, and then measure that value regularly.

●

Organized around our customers and the markets we serve. We have a core team of Account Executives (AEs) who support customers’ end-to-end needs, organized regionally, by market segment (Strategic, Enterprise, Mid-Market, small-to-medium sized businesses (SMB), and Federal/Public Sector). Each territory is constructed around customers in the same or similar industries and there are dedicated AEs for installed base customers, and dedicated AEs for new acquisitions.

●

Established metrics for our Account Executives and Customer Success Managers based on revenue retention. With more than $1.4Bn of opportunity in our installed based, we invest heavily in supporting our existing clients and helping them unlock the business value of our portfolio. Every account team includes a Customer Success Manager (CSM), dedicated to value realization, and measured by Net Revenue Retention (NRR) performance.

●

Increased focus on targeted line-of-business personas. Account Executives are supported by Sales Specialists who focus on Compliance buyers (Chief Compliance Officer, Head of Risk, General Counsel, etc.) and Technology & Developer buyers (Chief Information Officer, Chief Technology Officer, Chief Product Officer, Heads of Enterprise Transformation). We also have specialist teams for our Professional Services offerings, leadership coaching, and Codecademy for Enterprise.

●

Built a strategic acquisition model. Our acquisition sales teams are supported by dedicated Sales Development Representatives (SDRs) and Marketing Development Representatives (MDRs) for outbound and inbound demand generation, respectively. Many of our new customers are companies that, we believe, have failed to achieve measurable outcomes with commodity providers of digital content, classroom training, or individual coaching because those providers cannot offer a holistic solution that brings together subject matter areas, spans modalities, and links professional development to business outcomes like onboarding, reskilling, leadership preparedness, turnover reduction, and succession planning.

●

A major benefit for clients who choose Skillsoft is our professional services team of more than 100 consultants, including certified learning and development professionals with technical acumen and customer success specialists.

●

Strategic partners provide global coverage. We have direct sales coverage throughout North America and most of Europe, and dedicated teams in India, Australia/New Zealand, and Singapore. For the remaining markets, particularly the major markets of Asia (JPN, KOR, SEA), LATAM, and south EMEA (Italy, MENA, South Africa) we leverage strategic partnerships with direct resellers and OEMs. These valuable indirect relationships also support the SMB and consumer markets where we have direct coverage. Our partnerships with hundreds of trusted resellers and integrators broadens our market, grows our new business pipeline, expands our portfolio, and adds to revenue.

●	Our eCommerce offering on learn.percipio.com is available for consumers and small teams worldwide.

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

As of January 31, 2023, we did not have any patents and pending patent applications in the United States or abroad. We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we deem appropriate. We also have common law rights in some unregistered trademarks that were established over years of use.

HUMAN CAPITAL RESOURCES

At Skillsoft, our values are born with purpose, shaped by our people, lived every day

●	One team We can only succeed when we unite under one mission.
●	Open & Respectful We assume positive intent and ensure everyone feels welcome.
●	Curious Knowledge is power, and humility is the engine of learning.
●	Ready We must expect change and prepare for it always.
●	True We earn the trust of the people we work with and serve — every day.

At Skillsoft, we are committed to employing a diverse workforce that brings a variety of experiences, ideas, and perspectives. We’re making progress, but recognize that we still have work to do. We are in the process of implementing a variety of diversity recruitment initiatives. We’re benchmarking our current diversity employment applications and hires, which will inform program goals and next steps.

Our job posts are currently distributed among a network of 200+ diversity sites and 15,500+ local community organizations that work with women, minorities, older workers, individuals with disabilities, veterans, and other candidates for visibility. We recognize that just as important as our best intentions are action, follow-through, and accountability. Therefore, we commit to measuring our progress — and measurably improving, year over year.

Our workforce is diverse when it comes to experience. We have learning professionals who have been in the industry — and at Skillsoft — for years, providing us with a wealth of institutional knowledge. We have young “digital natives,” who fuel innovation. We’ve integrated employees from multiple companies, enabling us to implement a broader set of best practices. And, we have a phenomenon we call “boomerangs,” professionals who have left Skillsoft for other opportunities (often with competitors) but returned to us.

We encourage all of Skillsoft’s employees to take advantage of the same transformative learning experiences we deliver to our enterprise customers worldwide. In the past year, Skillsoft Team Members more than 22,000, learning and completed more than 12,000 Skillsoft courses.

As of January 31, 2023, we have 2,324 full-time employees and 107 part-time employees. Geographically, the workforce breaks down as follows: 30 in APAC, 242 in Canada, 783 in EMEA, 372 in India, and 1,004 in the U.S. We also have 14 fixed contract and 577 temporary workers. And, we have a worldwide network of professional executive coaches of 297. None of our valued employees are members of unions.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website at investor.skillsoft.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Business and Operations

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

Emerging technologies also impact the competitive landscape for learning and talent development solutions. New content development methodologies and/or features and functionality that enhance the learner experience could adversely impact our ability to compete in the market. Large language model programs such as OpenAI’s ChatGPT have the potential to decrease the cost of producing content significantly and may decrease the willingness of buyers to purchase learning solutions altogether. New market entrants that provide technologies that improve the content delivery and/or management of learning solutions could also increase the level of competition in the market. In addition, even if companies implement technology-based learning solutions, they may still choose to design, develop, deliver, or manage all or part of their learning and development programs internally. If the shift to technology-based learning is not realized, or if companies do not use the products and services of third parties to develop, deliver, or manage their learning and development needs, then some of our products and services may not achieve commercial success.

Lower priced solutions from competitors and access to free content will put pricing pressure on our solutions, and our ability to compete and maintain pricing will be dependent on our ability to differentiate our learning content and the learner experience our platform delivers.

Demand for our products and services is susceptible to general global market and economic conditions.

Weakness in the United States, the European Union and/or the worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. We sell our products business organizations and consumers whose decisions fluctuate based on general economic and business conditions. The revenue growth and potential profitability of our business depends on demand for digital learning content and enterprise human capital management application software generally and for learning and talent development solutions in particular. Companies may not view training products and services as critical to the success of their businesses. If companies experience declines in their business or anticipate that they will experience such declines, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forgo employee education and training expenditures to lower their expenses and may do so before limiting their other expenditures. In addition, during economic downturns, companies may slow the rate at which they pay us or may become unable to pay their debts as they become due, which would have a negative effect on our results of operations and financial condition.

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

An important part of our growth strategy is the continued development and enhancement of our existing offerings and the introduction of new learning content and the delivery of enhanced platform features and functionality. These activities can open new revenue streams, ensure the currency of our content portfolio, and support customer renewals and upgrades. Despite our efforts, we cannot assure you that we will be successful in updating and enhancing our current learning assets, developing and introducing new learning content, or delivering enhanced or new platform features and functionality, or that what we develop or introduce will be met with commercial acceptance. The failure to successfully introduce new, and enhance existing, learning content and platform functionality will not only hamper our growth prospects, but may also adversely impact our net income due to the development and marketing expenses associated with those offerings. Further, even if we are successful in introducing new learning content and platform functionality, our new offerings could cannibalize the market share of our existing offerings, resulting in lower growth than anticipated. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

We rely on third parties to provide us with learning content and subject matter expertise and have content production relationships with third parties for our courses and learning content, and our relationships with these third parties may be terminated or fail to meet our requirements.

We rely on independent third parties and subject matter experts to provide us with some of the learning content for certain of our courses and learning assets based on learning objectives and specific instructional design templates which we develop. We also have arrangements with content development partners for the production of our learning courseware and other digital learning assets. If these group development partners and content providers/subject matter experts were to stop working with us, we cannot predict whether content would be available from reliable alternative sources or that we could enter into development partner relationships on reasonable terms and in a timely manner. In addition, a reliance on third-party subject matter experts and delivery partner organizations that could change their subject matter personnel, content, offerings, leadership, quality, or event schedule at any time, could cause revenue interruption. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content or we may be forced to pay increased royalties to these publishers to continue our licenses with them.

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

The size of our business increased significantly following our recent acquisitions of Global Knowledge, Pluma, and Codecademy. Our future success will depend, in part, on our ability to manage the combined company, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Global Knowledge, Pluma, and Codecademy into our existing business in an efficient and timely manner, to combine systems and management controls, and to integrate relationships with customers, vendors, and business partners. There can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of our recent acquisitions.

We have a limited operating history as a combined company after the acquisitions of Global Knowledge, Pluma, and Codecademy and the disposition of SumTotal, which makes it difficult to predict our future business prospects and financial performance.

Since 2021, our business has changed significantly with the acquisitions of Global Knowledge, Pluma, and Codecademy and the sale of SumTotal. We have added substantial depth to our corporate offerings, including information technology and development training through Global Knowledge and individualized coaching through Pluma, and expanded into consumer-focused offerings with Codecademy. However, we have a limited operating history and experience in our business operations as a combined company, which makes it difficult to evaluate our future prospects and ability to become profitable. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, and we face new types of risks and uncertainties as a combined company. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks adequately, our results of operations could differ materially from our expectations and our business may suffer.

Goodwill recorded in connection with our acquisitions is subject to impairment, which could reduce our earnings.

We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Should we experience business challenges or significant negative industry or general economic trends, we could recognize additional impairment to our goodwill. Any impairment of the value of goodwill will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

In fiscal 2023, we experienced a substantial decline in stock price resulting in the total market value of our stock being less than the carrying value of our reporting units. In addition, Global Knowledge’s instructor led training business experienced a significant decline in bookings and revenue. As a result, the Company recorded a $70.5 million goodwill impairment in the quarter ended July 31, 2022 and an additional $570.9 million goodwill impairment in the quarter ended October 31, 2022. After these impairments, the Company has $457.7 million of goodwill on its balance sheet which may be subject to future impairment. For additional information on goodwill impairments, see Note 7 to our Consolidated Financial Statements.

Our management team identified a material weakness in our internal controls over financial reporting, which, if not remediated appropriately or timely, could result in the loss of investor confidence and could negatively impact on our stock price and financial condition.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our internal controls over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

In connection with the preparation of our consolidated financial statements as of January 31, 2023 and for the fiscal year then ended, we identified a material weakness in our internal controls over financial reporting. Management concluded that a material weakness existed related to controls over the Global Knowledge North America financial close processes. The accounting personnel responsible did not properly compute the foreign exchange effects of intangible assets recorded in connection with the Global Knowledge acquisition as well as not reconciling certain balance sheet accounts at an appropriate level of precision. The related errors primarily affected recorded amounts of intangible assets, accumulated other comprehensive income, amortization expense and accrued expenses.

As further described in Item 9A of this Annual Report on Form 10-K, we have begun implementing a remediation plan to improve our internal control over financial reporting. To address this material weakness, we have hired additional qualified accounting and financial personnel with extensive experience in technical accounting, financial reporting, and in implementing procedures and controls in the financial close process, including a Chief Accounting Officer, Corporate Controller, and a SOX Program Director. We have also implemented enhanced reconciliation controls and enhanced review controls and financial close checklists to ensure all necessary reviews and reconciliations are occurring as designed. We will continue to provide more comprehensive training to our personnel to ensure process owners and control operators have robust understanding of the documentation requirements. Additionally, we will continue to consult with a professional accounting services firm to help assess our internal controls environment and to ensure the procedures and controls are working as designed as we centralize accounting systems, processes and accounting teams.

We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the deficiencies that led to this material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Our independent registered public accounting firm has not performed an evaluation of our internal controls over financial reporting in accordance with the SEC rules because no such evaluation has been required. Our independent registered public accounting firm is not expected to formally attest to the effectiveness of our internal controls over financial reporting until the Company ceases to be an emerging growth company under applicable rules of the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

Further, if we fail to accurately predict the rate or timing of the growth of our platform or use of our other systems or networks, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the Internet infrastructure, including maintenance of reliable Internet networks with the necessary speed, data capacity, and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain partners and learners, our growth prospects, and our business would suffer.

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

Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees and the associated loss of institutional knowledge and expertise, could have a material adverse effect on our business and future prospects. We have recently made significant changes to our management team, including the appointment of multiple new executive officers.

Ours is a global business, and our success is also dependent, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse worldwide customer base associated with our growth initiatives. The loss of a significant number of our technology, content or sales personnel and their services could be disruptive to our innovation, development efforts or customer relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and business strategy, which may cause us to lose customers or increase operating expenses and may divert our attention as we seek to recruit replacements for the departed employees.

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

The market for instructor led, synchronous, learning may continue to decline.

The COVID‑19 pandemic had a significant and negative impact on in-classroom learning, as schools and other physical learning facilities were shut down in response to the global pandemic. As a result, the delivery of in-classroom learning has either been greatly curtailed or has pivoted to synchronous or asynchronous remote learning. In addition, during fiscal 2023, Global Knowledge’s remote instructor led training business experienced a decline in bookings and revenue. Global Knowledge’s future success will depend on its ability to offer clients the learning solutions they need in the format they desire and trust. It remains unclear what the lasting impact of the COVID‑19 pandemic and evolving customer preferences will be on the in-classroom learning market and other instructor led training, including synchronous remote learning.

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

Additionally, our business and financial conditions have been, and may continue to be, impacted by worldwide macroeconomic and geopolitical conditions outside of our control, such as inflation, recessionary pressures, interest rate and exchange rate fluctuations, and volatility in the global financial markets, including instability in the banking sector. If we are not able to effectively prepare for and respond to changes in such conditions, our business, results of operations and financial condition could be materially adversely impacted.

Increasing scrutiny and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, and investors related to their environmental, social and governance (“ESG”) practices and disclosure. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders’ evolving expectations as they relate to the environment, health and safety, diversity, labor conditions and human rights, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our reputation and employee retention may be negatively impacted, and customers may be unwilling to do business with us. Additionally, any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer and learner acquisition and retention, access to capital, and employee retention.

Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, terrorism or war.

Our operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health epidemics or pandemics such as COVID-19, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. A significant natural disaster, such as a hurricane, fire or flood, occurring at our headquarters, at one of our other facilities or where a partner or service provider is located could adversely affect our business, results of operations and financial condition. Climate change could result in an increase in the frequency or severity of natural disasters. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health epidemics or pandemics, such as the COVID-19 pandemic, and geopolitical events, such as the war in Ukraine, could cause disruptions in our businesses, national economies or the world economy as a whole, and may also negatively affect the financial resources available to learners or the operating budgets of our partners or customers, any of which could in turn negatively impact our business and operating results.

We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our sales and marketing activities and operations. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Legal, Regulatory and Related Risks

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

For example, the EU’s General Data Protection Regulation (“GDPR”) imposes obligations on our customers and directly on us. Among other obligations under the GDPR, we are required to give more detailed disclosure about how we collect, use, and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct, and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual revenue, and restrictions on data processing. Our customers’ or our vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our services. We may also be obligated to assist our customers with their own compliance obligations under the GDPR.

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

In addition, many states have passed laws giving residents rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. These state laws also include enforcement mechanisms, including private rights of action and state enforcement agencies, that could exposure us to significant fines and judgments. Other states or the U.S. Congress may pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

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

Our success depends to a degree upon the protection of our rights in intellectual property. We rely upon a combination of trade secret, copyright, and trademark laws to protect our proprietary rights. We have also entered into, and will continue to enter into, confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of confidential information. However, we may not have signed protective agreements in every case.

Although we have taken steps to protect our proprietary rights, these steps may be inadequate. Existing trade secret, copyright, and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services, or technology or obtain and use information that we regard as proprietary. Other parties may also breach protective contracts we have executed or will in the future execute. We may not become aware of, or have adequate remedies in the event of, a breach related to such agreements. Litigation may be necessary in the future to enforce or to determine the validity and scope of our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, such litigation could result in substantial costs and diversion of management and technical resources.

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

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse affect on our results of operations, financial condition, and liquidity.

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

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. Based on our evaluation of the IRA, we do not believe we will be subject to the 15% book minimum tax in 2023. However, we will continue to monitor the application of the minimum tax and other provisions of the IRA in future periods.

Additionally, the Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Most recently, the OECD, through an association of almost 140 countries known as the “inclusive framework,” has announced a consensus around further changes in traditional international tax principles (“BEPS 2.0”) to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On December 15, 2022, the European Union formally adopted the Pillar Two Directive and EU member states are expected to transpose the Pillar Two Directive into domestic law by December 31, 2023. Other countries are taking similar actions. We are evaluating developments to determine whether Pillar 2 will materially impact our financial position in the future. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

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

Our degree of leverage could have potentially adverse consequences, including making it more difficult for us to make payments on our indebtedness; increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities; exposing us to the risk of increased interest rates under our credit facilities to the extent such facilities have variable rates of interest; limiting our ability to make strategic acquisitions and investments; limiting our ability to refinance our indebtedness as it becomes due; and limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

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

Risks Related to Ownership of Our Class A common stock

Certain financial instruments we have issued are accounted for as liabilities and the changes in value of these instruments could have a material effect on our financial results.

On April 12, 2021, the Staff at the SEC issued a statement (the “SEC Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies. In light of the SEC Statement and guidance in Accounting Standards Codification (“ASC”) 815‑40, “Derivatives and Hedging  —  Contracts in Entity’s Own Equity,” Churchill Capital Corp. management evaluated the terms of the warrant agreement entered into in connection with Skillsoft’s initial public offering and concluded that the warrant agreement governing public warrants and the private placement warrants (together, the “warrants”) include provisions that, based on the SEC Statement, preclude the warrants from being classified as components of equity. As a result, Churchill Capital Corp. classified the warrants, the 2020 note, and that certain Subscription Agreement, dated as of October 12, 2020, by and among Skillsoft, Churchill Sponsor II, LLC, and Prosus (the “Prosus Subscription Agreement”) (together, the “Derivative Instruments”) as liabilities. Under this accounting treatment, Churchill Capital Corp. was required to measure the fair value of the Derivative Instruments at the end of each reporting period and recognize changes in the fair value from the prior period in their operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Derivative Instruments and that such gains or losses could be material.

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

As of April 7, 2023, Skillsoft had a total of 160,550,498 shares of Class A common stock outstanding and warrants to purchase an aggregate of 61,966,639 shares of Class A common stock outstanding. We have registered the resale of 91,515,341 shares of Class A common stock beneficially owned by certain securityholders, and the market price of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, also might make it more difficult for Skillsoft to sell equity securities in the future at a time and at a price that it deems appropriate.

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

Our Class A common stock and Public Warrants are currently listed on the NYSE. There can be no assurance that we will be able to comply with the continued listing standards of NYSE. During fiscal 2023, the price of our Class A common stock decreased to $1.03 per share, and as of January 31, 2023, the closing price of our Class A common stock was $1.92 per share. If we are unable to maintain the price of our Class A common stock above $1.00 per share or maintain compliance with the other continued listing standards of the NYSE, our Class A common stock would be subject to delisting.

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

As of April 7, 2023, Prosus holds approximately 38.1% of the number of shares and voting power of Skillsoft’s outstanding Class A common stock.

Pursuant to the terms of the Prosus Subscription Agreement, and subject to any required approval of Skillsoft’s stockholders pursuant to the applicable rules and listing standards of the NYSE (which Skillsoft will use reasonable best efforts to obtain), if Skillsoft intends to issue New Securities (as defined in the Prosus Subscription Agreement) to any person, then, at least fifteen (15) business days prior to the issuance of the New Securities, Skillsoft shall deliver Prosus an offer (the “Offer”) to issue New Securities to Prosus for cash in an aggregate amount, on a pro forma basis after giving effect to the issuance of the New Securities, that would result in Prosus maintaining beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of at least the percentage of the issued and outstanding shares of Class A common stock that it beneficially owns immediately prior to the issuance of such New Securities on a fully-diluted and as-converted basis but, solely prior to the expiration of the earlier of (i) June 11, 2024 and (ii) the occurrence of a Significant Event (as defined in the Prosus Subscription Agreement), not to the extent such issuance would result in Prosus having beneficial ownership of more than 35% of the issued and outstanding shares of Class A common stock on a fully-diluted and as converted basis (excluding any warrants issued to Prosus pursuant to the Prosus Subscription Agreement). Accordingly, Prosus may maintain its beneficial ownership in the Company at least through June 11, 2024.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 25,982 square feet. The lease for this location currently runs through June 2024. In addition to our United States headquarters, our other primary facilities are located in New York, New York, Dublin, Ireland; Denver, Colorado; Fredericton, Canada, Paris, France, and Hyderabad, India.

Our worldwide headquarters are located in Dublin, Ireland, where we currently lease and occupy a 12,166 square foot facility, which primarily houses our main content development center. We also lease small sales offices and classroom training facilities in several other countries throughout Europe, the Middle East, and Asia-Pacific regions.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3. Legal Proceedings

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 15 – “Leases, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10‑K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “SKIL.” According to the records of our transfer agent, we had 190 stockholders of record as of April 7, 2023.

The following table presents information with respect to the Company’s repurchases of common stock during the quarter ended January 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
November 1-30	-	N/A	-	$28.6
December 1-31	-	N/A	-	$28.6
January 1-31	984,847	$1.73	984,847	$27.2
Total	984,847	$1.73	984,847	$27.2

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. The Company’s remaining authorization for repurchases was $27.2 million as of January 31, 2023.

We have never declared or paid cash dividends on our Class A common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares.

Item 6.         Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Skillsoft (as defined below) should be read in conjunction with Skillsoft’s audited consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Skillsoft’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this report. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

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

On April 4, 2022, the Company acquired Codecademy, a leading online learning platform for technical skills. Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. Total consideration for the acquisition consisted of approximately $ 386.0 million, consisting of the issuance of 30,374,427 common shares and a net cash payment of $ 203.4 million.

Discontinued Operations

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments as set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Final net proceeds from the sale are $174.9 million, after final working capital adjustments in April 2023. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations as of July 31, 2022. As a result, SumTotal’s assets and liabilities are reported as assets and liabilities related to discontinued operations and the results of operations are presented, net of tax, separate from the results of continuing operations for all periods presented.

The sale of SumTotal business will enable us to sharpen our focus on accelerating growth in our core business, providing customers with transformative learning experiences that propel organizations and people to grow together.

Results of Operations

Our financial results for the fiscal year ended January 31, 2023 and the period from June 12, 2021 to January 31, 2022 are referred to as those of the “Successor” periods. Our financial results for the periods of August 28, 2020 to January 31, 2021 and February 1, 2021 to June 11, 2021 are referred to as those of the “Predecessor (SLH)” periods. Our financial results for the period from February 1, 2020 to August 27, 2020 is referred to as those of the “Predecessor (PL)” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP.

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	27.4%	28.7%	21.5%	31.6%	13.8%
Content and software development	12.6%	8.7%	14.6%	26.3%	11.6%
Selling and marketing	31.2%	26.4%	33.6%	60.8%	30.3%
General and administrative	19.8%	20.1%	16.1%	28.3%	18.1%
Amortization of intangible assets	30.7%	25.3%	45.4%	49.5%	12.0%
Impairment of intangible assets	115.5%	0.0%	0.0%	0.0%	101.3%
Acquisition-related and recapitalization costs	5.5%	5.6%	6.5%	21.0%	15.6%
Restructuring	2.2%	1.0%	(0.6)%	2.6%	0.4%
Total operating expenses	244.9%	115.8%	137.1%	220.1%	203.1%
Operating income (loss)	(144.9)%	(15.8)%	(37.0)%	(120.1)%	(103.1)%
Other income (expense), net	0.8%	(0.5)%	(0.2)%	0.9%	0.7%
Fair value adjustment of warrants	4.2%	5.0%	0.9%	4.0%	0.0%
Fair value of hedge	(0.3)%	0.0%	0.0%	0.0%	0.0%
Interest income	0.1%	0.0%	0.1%	0.0%	0.0%
Interest expense	(9.6)%	(6.6)%	(16.4)%	(27.1)%	(85.1)%
Reorganization items, net	0.0%	0.0%	0.0%	0.0%	1700.5%
Income (loss) before provision for (benefit from) income taxes	(149.7)%	(17.9)%	(52.6)%	(142.3)%	1513.0%
Provision for (benefit from) income taxes	(7.4)%	(1.2)%	(3.4)%	(19.8)%	30.7%
Income (loss) from continuing operations	(142.3)%	(16.7)%	(49.2)%	(122.5)%	1482.3%
Gain on sale of business	10.2%	0.0%	0.0%	0.0%	0.0%
Income (loss) from discontinued operations, net of tax	1.5%	3.4%	1.1%	(5.4)%	(84.0)%
Net income (loss)	(130.6)%	(13.3)%	(48.1)%	(127.9)%	1398.3%

Revenues

We provide, through our Skillsoft, Global Knowledge, Codecademy, and Skillsoft Coaching offerings, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skill gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Skillsoft generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Skillsoft’s content offerings are predominately delivered through Percipio, our award-winning, artificial intelligence ("AI")-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our Codecademy and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

Our Global Knowledge brand generates revenues from virtual, in-classroom, and on-demand training solutions in information technology geared at foundational, practitioner and expert information technology professionals. Global Knowledge’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions a broad selection of customizable courses to meet their technology and development needs.

The following sets forth the percentage of our revenues attributable to geographic regions for the periods indicated:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Revenues:
United States	64.2%	60.2%	75.6%	76.2%	78.6%
Europe, Middle East and Africa	26.7%	29.3%	13.9%	14.1%	13.2%
Other Americas	5.5%	7.1%	5.1%	4.4%	2.9%
Asia-Pacific	3.6%	3.4%	5.4%	5.3%	5.3%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Subscription and Non-Subscription Revenue

Software as a service ("SaaS") Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract. The initial term of enterprise contracts is generally one to three years and is usually non-cancellable for the term of the subscription. The fixed fee is commonly paid upfront on an annual basis. These contracts typically consist of subscriptions to our various offerings which provide access to our SaaS platforms, associated content and services, over the contract term.

Non-Subscription Revenue. Primarily comprised of Global Knowledge instructor led training offerings, which consist of both in-person and virtual environments. Instructor led training, including virtual offerings, are first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenues also includes professional services related to implementation of our offerings and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following is a summary of our revenues by product and service type for the periods indicated:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
SaaS and subscription revenues:
Content	$365,447	$208,229	$97,406	$69,698	$188,925
Total subscription revenues	365,447	208,229	97,406	69,698	188,925
Non-subscription revenues:
Virtual, on-demand and classroom, and individualized coaching	170,746	132,586	—	—	—
Content	18,931	11,028	5,088	3,552	8,747
Total non-subscription revenues	189,677	143,614	5,088	3,552	8,747
Total revenues	$555,124	$351,843	$102,494	$73,250	$197,672

The increases in total revenues, when comparing fiscal 2023 to the Successor and Predecessor (SLH) periods in fiscal 2022, were primarily the result of the inclusion of Global Knowledge’s revenues earned subsequent to the merger on June 11, 2021, inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022 and organic growth in our Content products due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking. Our Global Knowledge instructor led training (“ILT”) business experienced a decline in bookings and revenues during fiscal 2023 compared to the prior year primarily due to changes in in training programs at two large technology partners.

Revenues in the Successor periods included $170.7 million and $132.6 million of Global Knowledge revenue for the fiscal year ended January 31, 2023 (Successor) and period from June 12, 2021 through January 31, 2022 (Successor), respectively.

Revenues in the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021 were lower, compared to the fiscal year ended January 31, 2022, due to the application of fresh-start reporting in August 2020, which under the accounting guidance at the time, required deferred revenue to be reduced by approximately $89.0 million to its estimated fair value. As a result of the adoption of ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021 08”), we did not experience declines in revenue for business combinations subsequent to June 11, 2021, as we did with the application of fresh-start reporting as of August 2020. For additional information related to ASU 2021 08, refer to Note 2, Recently Adopted Accounting Guidance, to our consolidated financial statements included elsewhere in this Annual Report.

Operating expenses

Summary of operating expenses

The following provides select operating expenses, which are discussed in the associated captions that immediately follow:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Cost of revenues	$152,015	$100,726	$22,043	$23,170	$27,228
Content and software development expenses	69,796	30,568	15,012	19,277	22,956
Selling and marketing expenses	173,281	92,994	34,401	44,501	59,876
General and administrative expenses	109,572	70,840	16,471	20,749	35,872
	$504,664	$295,128	$87,927	$107,697	$145,932

Cost of revenues

Cost of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; facilities and utilities costs; consulting services; instructor fees, course materials, logistics costs and overhead costs associated with virtual, in-classroom, and on-demand training solutions. The following provides details regarding the changes in components of cost of revenues:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Courseware, instructor fees and outside services	$79,889	$53,708	$7,500	$7,841	$7,826
Compensation and benefits	53,798	35,223	10,451	10,783	13,866
Hosting and software maintenance	10,622	4,638	2,508	3,116	3,794
Facilities and utilities	7,497	6,646	1,570	1,386	1,682
Other	209	511	14	44	60
Total cost of revenues	$152,015	$100,726	$22,043	$23,170	$27,228

The increase in the first three cost of revenues categories immediately above, when comparing fiscal 2023 to the Successor and Predecessor (SLH) periods in fiscal 2022, were primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent the merger on June 11, 2021 and inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. These increases were partially offset by cost of revenues declines in our ILT business and a decrease in royalties to publishers. Refer to Subscription and Non-Subscription Revenue above for additional information related to the declines in our ILT business. When comparing these same periods, the decrease in facilities and utilities expenses were primarily attributable to cost savings from consolidation of our facilities.

The increases in all components of cost of revenues, when comparing the Successor and Predecessor (SLH) periods in fiscal 2022 to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, were primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021.

Content and software development

Content and software development expenses include costs associated with the development of new products and the enhancement of existing products, consisting primarily of employee salaries and benefits; development-related professional services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of content and software development expenses:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Compensation and benefits	$50,307	$17,252	$8,428	$11,558	$12,450
Consulting and outside services	14,683	10,708	5,065	5,737	7,922
Software Maintenance	2,770	1,177	621	703	924
Facilities and utilities	1,851	1,278	802	1,211	1,640
Other	185	153	96	68	20
Total content and software development expenses	$69,796	$30,568	$15,012	$19,277	$22,956

The increases in compensation and benefits and software maintenance expenses, when comparing fiscal 2023 to the Successor and Predecessor (SLH) periods in fiscal 2022, were primarily the result of organic growth in our Content products, and to a lesser extent, the inclusion of Global Knowledge’s expenses incurred subsequent to the merger on June 11, 2021 and inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content products. When comparing these same periods, merits, market-based compensation adjustments, stock-based compensation associated with restricted stock units granted to key employees during fiscal 2023 and the reductions in consulting and outside services also contributed to the increase in compensation and benefits. When comparing these same periods, the decrease in facilities and utilities expenses were primarily attributable to cost savings from consolidation of our facilities.

The increases in all components of content and software development expenses, excluding facilities and utilities expenses, when comparing the Successor and Predecessor (SLH) periods in fiscal 2022 to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, were primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent to its acquisition on June 11, 2021. The lower facilities and utilities expenses in the Successor and Predecessor (SLH) periods in fiscal 2022, compared to the Predecessor periods in fiscal 2021, were primarily a result of cost savings initiatives.

Selling and marketing

Selling and marketing, or S&M, expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Compensation and benefits	$121,938	$70,276	$24,987	$30,923	$43,288
Advertising and promotions	31,176	12,713	4,695	5,813	8,724
Software Maintenance	8,739	3,178	1,850	1,936	2,794
Consulting and outside services	7,521	4,067	1,379	3,636	2,066
Facilities and utilities	3,491	2,668	1,427	2,070	2,956
Other	416	92	63	123	48
Total S&M expenses	$173,281	$92,994	$34,401	$44,501	$59,876

The increase in total S&M expenses, excluding facilities and utilities, when comparing fiscal 2023 to the Successor and Predecessor (SLH) periods in fiscal 2022, was primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent to the merger on June 11, 2021, inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022 and investments in go to market personnel, enablement programs and increases in travel post Covid-19. When comparing these same periods, the decrease in facilities and utilities expenses was primarily attributable to cost savings from consolidation of our facilities.

The increases in compensation and benefits and advertising and promotions expenses, when comparing the Successor and Predecessor (SLH) periods in fiscal 2022 to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, were primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent to the merger on June 11, 2021. Also contributing to the higher compensation and benefits expenses in the Successor period was the stock-based compensation related to the stock options and restricted stock units granted to key employees. The increase in compensation and benefits expenses was partially offset by the decreases in commission expenses as a result of the application of fresh-start reporting in August 2020 and Topic 805 business combination guidance in June 2021, which required us to eliminate the balance of deferred commissions which otherwise would have been recognized as commission expense in the Successor period.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Compensation and benefits	$62,042	$47,341	$10,732	$13,465	$25,002
Consulting and outside services	30,714	11,670	3,391	3,703	7,532
Insurance	5,920	5,258	518	601	715
Facilities and utilities	5,499	3,142	680	880	1,225
Software Maintenance	3,467	2,244	419	496	821
Other	1,087	592	88	89	80
Franchise, sales, and property tax	843	593	643	1,515	497
Total G&A expenses	$109,572	$70,840	$16,471	$20,749	$35,872

The increase in total G&A expenses, excluding franchise, sales, and property tax, when comparing fiscal 2023 to the Successor and Predecessor (SLH) periods in fiscal 2022, was primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent to the merger on June 11, 2021, inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022 and increased executive staffing, advisory, director and officers liability insurance and other organizational costs associated with being a public-company. These increases were partially offset by lower bonuses. When comparing these same periods, the decrease in franchise, sales, and property tax were primarily attributable to declines in our ILT business. Refer to Subscription and Non-Subscription Revenue above for additional information related to the declines in our ILT business.

The increases in total G&A expenses, excluding franchise, sales, and property tax, when comparing the Successor and Predecessor (SLH) periods in fiscal 2022 to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, were primarily the result of inclusion of Global Knowledge’s expenses incurred subsequent to the merger on June 11, 2021. Also contributing to the higher compensation and benefits expenses in the Successor period was the stock-based compensation related to the stock options and restricted stock units granted to key employees. Furthermore, the higher consulting and outside services expenses in the Successor period, compared to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, was primarily due to increased legal, audit and tax services attributable to the merger and public-company readiness as well as business process improvement projects related consulting services. The higher insurance expenses in the Successor period, compared to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, was due to the higher directors and officers insurance policies attributable to the Company now being publicly listed. When comparing these same periods, the decrease in franchise, sales, and property tax were primarily attributable to credits received during fiscal 2022.

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

Impairment of goodwill and intangible assets

Successor Fiscal Year Ended January 31, 2023

During the three months ended July 31, 2022, our Global Knowledge ILT business experienced a significant decline in bookings and GAAP revenues compared to the corresponding period in the prior year. In accordance with ASC 350, we considered whether there were any indicators of impairment for Global Knowledge goodwill, concluding that triggering events had occurred, necessitating an interim goodwill impairment test as of July 31, 2022. In comparing the estimated fair value of the Global Knowledge reporting unit to its carrying value, we considered the results of both a discounted cash flow analysis and a market multiples approach. The results of the impairment test performed indicated that the carrying value of the Global Knowledge reporting unit exceeded its estimated fair value. Based on the results of the goodwill impairment testing procedures, we recorded a $70.5 million goodwill impairment for the three months ended July 31, 2022.

During the three months ended October 31, 2022, we experienced a substantial decline in our stock price resulting in the total market value of our shares of stock outstanding (“market capitalization”) being less than the carrying value of our reporting units. We considered the impact of current macroeconomic conditions on our projected operating results and assumptions used in the income approach or discounted cash flow method and market approach models that impact the fair value of our reporting units. The macroeconomic conditions considered included deterioration in the equity markets evidenced by sustained declines in our stock price, those of our peers, and major market indices, which reduced the market multiples, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. In addition, we lowered our projected operating results primarily due to the foreign exchange impact, the underperformance of Global Knowledge's business, and macroeconomic uncertainty. After considering all available evidence in the evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of the Skillsoft content and Global Knowledge reporting units as of October 31, 2022. The results of the impairment test performed indicated that the carrying value of the Skillsoft content and Global Knowledge reporting units exceeded the estimated fair value. Based on the results of the goodwill impairment testing procedures, we recorded a $569.3 million goodwill impairment for the Skillsoft content segment and an additional $1.6 million goodwill impairment for the Global Knowledge segment in the three months ended October 31, 2022.

During the fourth quarter of fiscal year 2023, we performed our annual goodwill impairment assessment. Considering the slow recovery of our stock price and the triggering events presented in the second and third fiscal quarters, we performed the quantitative goodwill impairment test, which indicated that for each reporting unit, the fair value exceeded its carrying value. As such, no further impairment was necessary. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Should we experience business challenges or significant negative industry or general economic trends, we could recognize additional impairment to our goodwill. Any impairment of the value of goodwill will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

The cumulative goodwill impairment for the fiscal year ended January 31, 2023 (Successor) amounted to $569.3 million for the Skillsoft content segment and $72.1 million for Global Knowledge, for a combined total of $641.4 million.

Predecessor Period Ended August 27, 2020

During the Predecessor (PL) period for the three months ended April 30, 2020, the emergence of COVID‑19 as a global pandemic had an adverse impact on our business. While the online learnings tools we offer have many advantages over traditional in person learning, some of our customers sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts came up for renewal. In addition, identifying and pursuing opportunities for new customers became much more challenging. As a result of the expected impact of the COVID‑19 pandemic, management decreased its estimate of future cash flows. In addition to the uncertainty introduced by the COVID‑19 pandemic, our over-leveraged capital structure continued to create headwinds. In April 2020, we received temporary forbearance from our lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around our capital structure and future ownership continued to hurt our business, as new and existing customers displayed apprehension about the ultimate resolution of our capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding our capital structure combined with the potential impact that the COVID‑19 pandemic would have had on our company and the global economy, resulted in a significant decline in the fair value of our reporting units during the predecessor period ended August 27, 2020.

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

In accordance with ASC 350, for goodwill we determined triggering events had occurred and performed an impairment test as of April 30, 2020 that compared the estimated fair value of each reporting unit to their respective carrying values. We considered the results of a DCF analysis, which were also materially corroborated by an EBITDA multiple approach. The results of the impairment tests performed indicated that the carrying values of the Skillsoft reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recorded a $107.9 million goodwill impairment for the Skillsoft reporting unit.

In total, as described in detail above, we recorded $200.1 million of impairment charges in the period from February 1, 2020 to August 27, 2020, consisting of $92.2 million impairment for the Skillsoft trade name and $107.9 million impairment for the Skillsoft reporting unit.

Acquisition-related and recapitalization costs

Acquisition-related and recapitalization costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and June 2021 and the subsequent integration related activities, as well as our recapitalization efforts including the evaluation of strategic alternatives, preparation for the Chapter 11 filing and subsequent emergence in August 2020. The changes in acquisition-related and recapitalization costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three years ended January 31, 2023, have been primarily associated with employee severance cost and lease termination related fees.

Interest and other expense

Interest and other expense, net, consists of gain and loss on derivative instruments, interest income, interest expense, and other expense and income.

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Other income (expense), net	$4,438	$(1,881)	$(167)	$662	$1,397
Interest income	531	76	60	15	84
Interest expense	(53,493)	(23,190)	(16,763)	(19,868)	(168,255)

The net other (expense) income was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. The increase in interest expense, when comparing fiscal 2023 to the Successor and Predecessor (SLH) periods in fiscal 2022, was primarily due to the additional $160 million of term loans in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans. The lower interest expense, when comparing the Successor and Predecessor (SLH) periods in fiscal 2022 to the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021, was the result of our reorganization through the voluntarily filed “pre-packaged” Chapter 11 cases completed in August 2020, which resulted in substantially less outstanding debt.

Fair value adjustments to warrants

The gains attributable to warrants are due to declines in the value of our common stock during the Predecessor (SLH) and Successor periods, which decreased the fair value of our liability-classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

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

Gain on sale of business

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments as set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Final net proceeds from the sale are $174.9 million, after final working capital adjustments in April 2023. In accordance with ASC 810, we recorded a gain on sale upon completion of the transaction. The $56.6 million gain was calculated by measuring the difference between the fair value of consideration received less the carrying amount of the assets and liabilities sold.

Fiscal 2021 reorganization items, net

Reorganization items, net was related to our emergence from the Chapter 11 bankruptcy filing, which consisted primarily of the net gain from the consummation of the Plan of Reorganization and the related extinguishment of certain debt obligations. In addition, Reorganization items, net included professional fees recognized between the June 14, 2020 Petition Date and the August 27, 2020 Effective Date in connection with our emergence from bankruptcy. A net charge of $32.0 million attributed to the discontinued operations was recorded within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

(Benefit from) provision for income taxes

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands, except percentages)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Provision for (benefit from) income taxes	$(40,973)	$(4,304)	$(3,521)	$(14,477)	$60,693
Effective income tax rate	4.9%	6.8%	6.5%	13.9%	2.0%

The effective income tax rate for fiscal 2023, differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions and changes in the valuation allowance on the Company’s deferred tax assets. Due to the acquisition of Codecademy on April 4, 2022, the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis the Company determined that a valuation allowance release of $21.6 million was required and recorded in full as a discrete income tax benefit.

The effective income tax rates in fiscal 2022 differed from the United States federal statutory rate of 21.0% for the Successor period and the Luxembourg statutory rate of 24.9% for the Predecessor (SLH) period due primarily to the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

The effective income tax rates in fiscal 2021 differed from the Luxembourg statutory rate of 24.9% for the Predecessor (SLH) and the Ireland statutory rate of 12.5% for the Predecessor (PL) period due primarily to the impact of cancellation of indebtedness income (“CODI”) and changes to the tax basis in certain assets recognized upon the Company’s emergence from bankruptcy, as well as changes to the valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of January 31, 2023, we had $170.4 million of cash and cash equivalents on hand. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future with capital sources currently available.

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

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to the Secured Overnight Financing Rate ("SOFR") for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans will be subject to quarterly amortization payments of 0.25% of the principal amount. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

SumTotal Proceeds

On August 15, 2022, we completed the sale of our SumTotal business to a third party, and received final net proceeds from the sale are $174.9 million, after final working capital adjustments in April 2023. Under the terms of our Amended Credit Agreement, the net proceeds attributable to the sale of SumTotal required a mandatory prepayment of $31.4 million which was made in August 2022. The remaining net cash proceeds of $140.6 million are subject to reinvestment provisions and may not be used for general corporate purposes. In the event any of the remaining net cash proceeds have not been designated for eligible investments (such as permitted acquisitions, capital expenditures and other such eligible uses as defined in the Amended Credit Agreement) on or before August 15, 2023, such remaining net cash proceeds will be used to prepay outstanding indebtedness under our Amended Credit Agreement. We expect to have sufficient qualifying expenditures under the Amended Credit Agreement such that no additional mandatory prepayment with remaining SumTotal proceeds will be necessary.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivables facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.00% per annum plus the greater of (i) the prime rate or (ii) the sum of 0.5% per annum plus the federal funds rate. The maturity date of the accounts receivable facility is the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75 million of capacity. As of January 31, 2023, $6.2 million was drawn from our accounts receivable facility.

Share Repurchase Program

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization will expire September 7, 2023 unless extended. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice. The amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as reducing debt, and because of changes in cash flows, tax laws, and the market price of our common stock. From inception through January 31, 2023, we repurchased 1,630,275 of our shares for $2.8 million.

Cash Flows

The following summarizes our cash flows for the period presented:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
(In thousands)	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Net cash provided by (used in) operating activities	$(20,933)	$28,224	$33,811	$8,180	$3,917
Net cash used in investing activities	(42,184)	(571,605)	(2,991)	(4,452)	(6,924)
Net cash provided by (used in) financing activities	77,233	425,440	14,907	(32,463)	73,657
Effect of foreign currency exchange rates on cash and cash equivalents	(5,483)	(1,619)	203	863	(2,139)
Net increase (decrease) in cash and cash equivalents	$8,633	$(119,560)	$45,930	$(27,872)	$68,511

Cash Flows from Operating Activities

The year-over-year decline in cash flows from operating activities in fiscal 2023, compared to the Successor and Predecessor (SLH) periods in fiscal 2022, was primarily the result of costs associated with our acquisition and disposal activities as well as related integration, transformation, and restructuring efforts. In addition, changes in working capital, net of effects from acquisitions, and the additional expense associated with being a publicly traded company moderated cash flows from operating activities. Significant recapitalization and transaction costs associated with our preparation for, and completion of a voluntary prepackaged Chapter 11 filing tempered cash provided by operations for the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021.

Cash flows from operating activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash Flows from Investing Activities

Cash flows from investing activities in fiscal 2023 include $172.0 of net cash proceeds from the sale of SumTotal business, and $198.9 million of cash payments related to the acquisition of Codecademy. See Note 5 “Business Combinations” and Note 6 "Discontinued Operations" of the Notes to Consolidated Financial Statements for more details. Cash flows from investing activities for the Successor and Predecessor (SLH) periods in fiscal 2022 include cash paid of $386.0 million related to the acquisition of Skillsoft, $156.9 million related to the merger with Global Knowledge, and $18.6 million related to the acquisition ofSkillsoft Coaching. See Note 5 “Business Combinations” of the Notes to Consolidated Financial Statements for more details. Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Capital expenditures for fiscal 2023, the Successor and Predecessor (SLH) periods in fiscal 2022, and the Predecessor (SLH) and Predecessor (PL) periods in fiscal 2021 included $0.1 million, $4.8 million, and $2.9 million, respectively, attributable to the SumTotal business that was disposed of on August 15, 2022.

Cash Flows from Financing Activities

Cash flows from financing activities consist of borrowings and repayments under our Predecessor and Successor debt facilities and our accounts receivable facility. The Company received $153.2 million of net proceeds (net of $4.0 million of financing costs and $2.8 million of original issuance discounts) from the Term Loan Facility on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition. The Company was required to prepay $31.4 million of principal outstanding under the Amended Credit Agreement from the proceeds of the SumTotal sale in August 2022. We received $530 million of proceeds from PIPE equity investments and used the funds for the acquisitions of Skillsoft and Global Knowledge on June 11, 2021.

Cash flows from financing activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of January 31, 2023 were as follows:

	Payments due by Fiscal Year
(In thousands)	Total	2024	2025-2026	2027-2028	Thereafter
Term Loan Facility	$601,005	$6,404	$12,808	$12,808	$568,985
Operating leases	18,030	5,004	6,076	3,752	3,198
Total	$619,035	$11,408	$18,884	$16,560	$572,183

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see “Litigation” set forth under Note 15 – “Leases, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10 K.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, accounting for warrants, income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

We believe the following critical accounting estimates most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition

The Company enters into contracts that provide customers access to a broad spectrum of learning options including cloud-based learning content, talent management solutions, virtual, on-demand and classroom training, and individualized coaching. The Company recognizes revenue that reflects the consideration that we expect to be entitled to receive in exchange for these services. We apply judgment in determining our customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience, credit, or financial information. The Company is not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price.

The Company’s cloud-based solutions generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfill its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from virtual, on-demand and classroom training, and individualized coaching is recognized in the period in which the services are rendered. The Company also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized over time based on a measure of progress that reasonably reflects our progress toward satisfying the performance obligation.

While the majority of the Company’s revenue relates to SaaS subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enter into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to government authorities.

As the Company’s contractual agreements predominately call for advanced billing, contract assets are rarely generated.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally 3 to 5 years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets in the accompanying balance sheets.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and specifically identified intangible assets acquired. Goodwill in fresh-start accounting results when the reorganization value of the emerging entity exceeds what can be attributed to specific tangible or identified intangible assets. We test goodwill for impairment during the fourth quarter every year in accordance with ASC 350, Intangibles — Goodwill (“ASC 350”). In connection with the impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Performing a quantitative goodwill impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company fails or elects to bypass the qualitative assessment, the goodwill impairment test must be performed. This test requires a comparison of the carrying value of the reporting unit to its estimated fair value. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit. In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.

Derivative Instruments

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instrument's specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

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

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2 of the Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as a smaller reporting company.

Item 8. Financial Statements

Skillsoft Corp.

Index to Financial Statements

PAGE NO.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	34

Consolidated Balance Sheets as of January 31, 2023 (Successor) and January 31, 2022 (Successor)	35

Consolidated Statements of Operations for the Period from February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	36

Consolidated Statements of Comprehensive (Loss) Income for the Period from February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	37

Consolidated Statements of Stockholders’ (Deficit) Equity for the Period from February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	38

Consolidated Statements of Cash Flows for the Period from February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), Period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), Period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the Period from February 1, 2020 through August 27, 2020 (Predecessor (PL))	39

Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skillsoft Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skillsoft Corp. (Successor) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for the year ended January 31, 2023 and the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 of Software Luxembourg Holding S.A. (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), the period from February 1, 2020 through August 27, 2020 of Pointwell Limited (Predecessor (PL)), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Successor at January 31, 2023 and 2022 and the results of its operations and cash flows for the year ended January 31, 2023 and the period from June 12, 2021 through January 31, 2022 (Successor), the results of Predecessor (SLH)’s operations and cash flows for the period from February 1, 2021 through June 11, 2021 and the period from August 28, 2020 through January 31, 2021, and the results of Predecessor (PL)’s operations and cash flows for the period from February 1, 2020 through August 27, 2020 in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since 2020.

/s/ Ernst & Young LLP

Boston, Massachusetts

April 14, 2023

SKILLSOFT CORP.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Successor	Successor
	January 31, 2023	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$170,359	$138,176
Restricted cash	7,197	14,015
Accounts receivable, less reserves of approximately $221 and $125 as of January 31, 2023 and January 31, 2022 respectively	183,592	173,876
Prepaid expenses and other current assets	44,596	37,082
Current assets associated with discontinued operations	—	64,074
Total current assets	405,744	427,223
Property and equipment, net	10,150	11,475
Goodwill	457,744	795,811
Intangible assets, net	738,066	793,859
Right of use assets	14,633	17,988
Other assets	16,350	10,780
Non-current assets associated with discontinued operations	—	164,812
Total assets	$1,642,687	$2,221,948
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$4,800
Borrowings under accounts receivable facility	39,693	74,629
Accounts payable	18,338	24,159
Accrued compensation	34,325	40,822
Accrued expenses and other current liabilities	41,474	47,757
Lease liabilities	4,198	6,387
Deferred revenue	280,676	259,701
Current liabilities associated with discontinued operations	—	87,467
Total current liabilities	425,108	545,722

Long-term debt	581,817	462,185
Warrant liabilities	4,754	28,199
Deferred tax liabilities	73,976	99,395
Long term lease liabilities	11,947	11,750
Deferred revenue - non-current	1,778	1,248
Other long-term liabilities	11,551	11,125
Long-term liabilities associated with discontinued operations	—	2,426
Total long-term liabilities	685,823	616,328
Commitments and contingencies	—	—
Shareholders’ equity:
Shareholders’ common stock- Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 163,655,881 shares issued outstanding at January 31, 2023, and 133,258,027 shares issued and outstanding at January 31, 2022	14	11
Additional paid-in capital	1,521,574	1,306,146
Accumulated deficit	(972,193)	(247,229)
Treasury shares	(2,845)	—
Accumulated other comprehensive income (loss)	(14,794)	970
Total shareholders’ equity	531,756	1,059,898
Total liabilities and shareholders’ equity	$1,642,687	$2,221,948

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Revenues:
Total revenues	$555,124	$351,843	$102,494	$73,250	$197,672
Operating expenses:
Costs of revenues	152,015	100,726	22,043	23,170	27,228
Content and software development	69,796	30,568	15,012	19,277	22,956
Selling and marketing	173,281	92,994	34,401	44,501	59,876
General and administrative	109,572	70,840	16,471	20,749	35,872
Amortization of intangible assets	170,260	89,049	46,492	36,231	23,735
Impairment of goodwill and intangible assets	641,362	—	—	—	200,134
Acquisition-related and recapitalization costs	30,663	19,587	6,641	15,346	30,857
Restructuring	12,294	3,575	(576)	1,916	840
Total operating expenses	1,359,243	407,339	140,484	161,190	401,498
Operating income (loss)	(804,119)	(55,496)	(37,990)	(87,940)	(203,826)
Other income (expense), net	4,438	(1,881)	(167)	662	1,397
Fair value adjustment of warrants	23,158	17,441	900	2,900	—
Fair value adjustment of hedge instruments	(1,554)	—	—	—	—
Interest income	531	76	60	15	84
Interest expense	(53,493)	(23,190)	(16,763)	(19,868)	(168,255)
Reorganization items, net	—	—	—	—	3,361,251
Income (loss) before provision for (benefit from) income taxes	(831,039)	(63,050)	(53,960)	(104,231)	2,990,651
Provision for (benefit from) income taxes	(40,973)	(4,304)	(3,521)	(14,477)	60,693
Income (loss) from continuing operations	(790,066)	(58,746)	(50,439)	(89,754)	2,929,958
Gain on sale of business	56,619	—	—	—	—
Income (loss) from discontinued operations, net of tax	8,483	11,940	1,175	(3,968)	(165,946)
Net income (loss)	$(724,964)	$(46,806)	$(49,264)	$(93,722)	$2,764,012

Net income (loss) per class (Predecessor (SLH) only)
Net income (loss) for Class A - Continuing operations			$(48,421)	$(86,164)
Net income (loss) for Class A - Discontinued operations			1,128	(3,809)
Loss on modifications of terms of participation rights held by Class B shareholders and warrants			—	(5,900)
Net income (loss) attributable to Class A			(47,293)	(95,873)

Net income (loss) for Class B - Continuing operations			(2,018)	(3,590)
Net income (loss) for Class B - Discontinued operations			47	(159)
Gain on modifications of terms of participation rights held by Class B shareholders and warrants			—	5,900
Net income (loss) attributable to Class B			$(1,971)	$2,151

Net income (loss) per share:
Ordinary – Basic and Diluted (Successor) - Continuing operations	$(4.97)	$(0.44)	*	*	*
Ordinary – Basic and Diluted (Successor) - Discontinued operations	0.41	0.09	*	*	*
Ordinary – Basic and Diluted (Successor)	$(4.56)	$(0.35)	*	*	*
Class A – Basic and Diluted (SLH) - Continuing operations	—	*	$(12.61)	$(23.98)	*
Class A – Basic and Diluted (SLH) - Discontinued operations	—	*	0.29	(0.99)	*
Class A – Basic and Diluted (SLH)	$—	*	$(12.32)	$(24.97)	*
Class B – Basic and Diluted (SLH) - Continuing operations	—	*	$(12.61)	$14.43	*
Class B – Basic and Diluted (SLH) - Discontinued operations	—	*	0.29	(0.99)	*
Class B – Basic and Diluted (SLH)	—	*	$(12.32)	$13.44	*
Ordinary – Basic and Diluted (PL) - Continuing operations	—	*	*	*	$29,270.31
Ordinary – Basic and Diluted (PL) - Discontinued operations	—	*	*	*	(1,657.80)
Ordinary – Basic and Diluted (PL)	—	*	*	*	$27,612.51
Weighted average common shares outstanding:
Ordinary – Basic and Diluted (Successor)	158,880	133,143	*	*	*
Class A – Basic and Diluted (SLH)	—	*	3,840	3,840	*
Class B– Basic and Diluted (SLH)	—	*	160	160	*
Ordinary – Basic and Diluted (PL)	—	*	*	*	100

*	Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022	June 12, 2021	February 1, 2021	August 28, 2020	February 1, 2020
	to	to	to	to	to
	January 31, 2023	January 31, 2022	June 11, 2021	January 31, 2021	August 27, 2020
Comprehensive income (loss) :
Net income (loss)	$(724,964)	$(46,806)	$(49,264)	$(93,722)	$2,764,012
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	(17,874)	970	(430)	(682)	(2,268)
Comprehensive income (loss)	$(742,838)	$(45,836)	$(49,694)	$(94,404)	$2,761,744

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares
							Accumulated	Total
				Additional	Accumulated		Other	Shareholder's
	Number	In		Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Par Value	Capital	(Deficit)	Shares	Income (Loss)	(Deficit)
Balance January 31, 2020 (Predecessor (PL))	100,100	—	$138	$83	$(2,761,499)	$—	$(466)	$(2,761,744)
Translation adjustment	—	—	—	—	—	—	(2,268)	(2,268)
Net income	—	—	—	—	2,764,012	—	—	2,764,012
Cancellation of Predecessor equity	(100,100)	—	(138)	(83)	221	—	—	—
Elimination of predecessor accumulated Other Comprehensive Loss	—	—	—	—	(2,734)	—	2,734	—
Issuance of Successor shares	4,000,000	—	40	666,933	—	—	—	666,973
Balance August 27, 2020 (Predecessor (PL))	4,000,000	—	$40	$666,933	$—	$—	$—	$666,973
Balance August 28, 2020 (Predecessor (SLH))	4,000,000	—	$40	$666,933	$—	$—	$—	$666,973
Impact of Warrant modification	—	—	—	7,400	—	—	—	7,400
Translation adjustment	—	—	—	—	—	—	(682)	(682)
Net loss	—	—	—	—	(93,722)	—	—	(93,722)
Balance January 31, 2021 (Predecessor (SLH))	4,000,000	—	$40	$674,333	$(93,722)	$—	$(682)	$579,969
Translation adjustment	—	—	—	—	—	—	(430)	(430)
Net loss	—	—	—	—	(49,264)	—	—	(49,264)
Balance June 11, 2021 (Predecessor (SLH))	4,000,000	—	$40	$674,333	$(142,986)	$—	$(1,112)	$530,275

Balance June 12, 2021 (Successor)	51,559,021	—	$3	$305,447	$(200,423)	$—	$—	$105,027
Issuance of shares, PIPE Investment	53,000,000	—	5	608,161	—	—	—	608,166
Issuance of shares, Skillsoft Merger consideration	28,500,000	—	3	306,372	—	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	—	14,000	—	—	—	14,000
Reclassify Public Warrants to equity	—	—	—	56,120	—	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	—	2,800	—	—	—	2,800
Cash payout for fractional shares	—	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	—	14,664	—	—	—	14,664
Common stock issued	333,334	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(134,328)	—	—	(1,417)	—	—	—	(1,417)
Translation adjustment	—	—	—	—	—	—	970	970
Net loss	—	—	—	—	(46,806)	—	—	(46,806)
Balance January 31, 2022 (Successor)	133,258,027	—	$11	$1,306,146	$(247,229)	$—	$970	$1,059,898
Share-based compensation	—	—	—	36,622	—	—	—	36,622
Common stock issued	2,576,420	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(922,718)	—	—	(4,279)	—	—	—	(4,279)
Common stock issued in connection with Codecademy acquisition	30,374,427	—	3	182,547	—	—	—	182,550
Fair value of share-based awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Repurchase of common stock	—	(1,630,275)	—	—	—	(2,845)	—	(2,845)
Translation adjustment	—	—	—	—	—	—	(17,874)	(17,874)
Deconsolidation of SumTotal	—	—	—	—	—	—	2,110	2,110
Net Loss	—	—	—	—	(724,964)	—	—	(724,964)
Balance January 31, 2023 (Successor)	165,286,156	(1,630,275)	$14	$1,521,574	$(972,193)	$(2,845)	$(14,794)	$531,756

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Cash flows from operating activities:
Net income (loss)	$(724,964)	$(46,806)	$(49,264)	$(93,722)	$2,764,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	36,622	14,664	—	—	—
Depreciation and amortization	6,508	6,556	3,572	3,604	5,864
Amortization of intangible assets	176,690	95,922	50,902	39,824	34,378
Provision for (recovery of) doubtful accounts	375	274	(174)	294	24
Provision for (benefit from) income taxes – non-cash	(43,082)	(12,782)	(5,886)	(23,140)	66,234
Non-cash interest expense	2,098	817	487	671	2,407
Impairment of goodwill and intangible assets	641,362	—	—	—	332,376
Fair value adjustment to warrants	(23,158)	(17,441)	(900)	(2,900)	—
Gain on sale of business	(56,619)	—	—	—
Right-of-use asset	3,715	3,807	748	2,690	1,594
Unrealized loss on derivative instrument	1,554	—	—	—	—
Non-cash reorganization items, net	—	—	—	—	(3,353,326)
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,560)	(86,583)	88,622	(103,385)	116,478
Prepaid expenses and other current assets	(13,588)	(19,732)	1,828	(6,394)	66
Accounts payable	(5,982)	1,983	(4,866)	(31)	(7,909)
Accrued expenses, including long-term	(20,797)	31,081	(18,592)	21,327	145,816
Lease liability	(2,335)	(5,023)	(1,301)	(3,272)	(2,332)
Deferred revenue	2,228	61,487	(31,365)	172,614	(101,765)
Net cash provided by (used in) operating activities	(20,933)	28,224	33,811	8,180	3,917
Cash flows from investing activities:
Purchase of property and equipment	(4,913)	(6,286)	(641)	(2,326)	(3,105)
Internally developed software - capitalized costs	(10,352)	(3,712)	(2,350)	(2,126)	(3,819)
Sale of SumTotal, net of cash transferred	171,995	—	—	—	—
Acquisition of Codecademy, net of cash received	(198,914)	—	—	—	—
Acquisition of Global Knowledge, net of cash received	—	(156,926)	—	—	—
Acquisition of Skillsoft, net of cash received	—	(386,035)	—	—	—
Acquisition of Pluma, net of cash received	—	(18,646)	—	—	—
Net cash used in investing activities	(42,184)	(571,605)	(2,991)	(4,452)	(6,924)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(4,279)	(1,417)	—	—	—
Payments to acquire treasury stock	(2,845)	—	—	—	—
Proceeds from issuance of term loans, net of fees	157,088	464,290	—	—	—
Proceeds from accounts receivable facility, net of borrowings	(34,936)	40,352	16,577	(32,049)	(35,787)
Principal payments on Term loans	(37,795)	(1,200)	—	—	—
Proceeds from equity investment (PIPE)	—	530,000	—	—	—
Principal payments on capital lease obligation	—	(994)	(370)	(414)	(532)
Repayment of First and Second Out loans	—	(605,591)	(1,300)	—	—
Borrowings under revolving line of credit, net of repayments	—	—	—	—	19,500
Borrowings under DIP Facility	—	—	—	—	60,000
Proceeds from Exit Facility borrowing	—	—	—	—	50,000
Debt issuance costs associated with DIP and Exit facilities	—	—	—	—	(19,524)
Net cash provided by (used in) financing activities	77,233	425,440	14,907	(32,463)	73,657
Effect of exchange rate changes on cash and cash equivalents	(5,483)	(1,619)	203	863	(2,139)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,633	(119,560)	45,930	(27,872)	68,511
Cash, cash equivalents and restricted cash, beginning of period	168,923	288,483	74,443	102,315	33,804
Cash, cash equivalents and restricted cash, end of period	$177,556	$168,923	$120,373	$74,443	$102,315
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$170,359	$154,672	$117,299	$71,479	$92,009
Restricted cash	7,197	14,251	3,074	2,964	10,306
Cash, cash equivalents and restricted cash, end of period	$177,556	$168,923	$120,373	$74,443	$102,315

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$49,078	$12,967	$16,439	$18,908	$—
Cash paid for income taxes, net of refunds	4,165	1,568	1,161	2,336	913
Unpaid capital expenditures	596	153	39	166	1,039
Share issued in connection with business combinations	182,550	306,375	—	—	—
PIPE subscription liability and warrants reclassified to equity	—	134,286	—	—	—
Debt issued in connection with business combinations	—	90,000	—	—	—
Warrants issued in connection with business combinations	—	14,000	—	—	—
Modification of warrants and Class B common stock	—	—	—	7,400	—
Note issued to parent entity for paid in kind interest	—	—	—	—	160,000
Lease liabilities arising from right-of-use assets and tenant improvements recognized upon adoption of new accounting standard	$—	$—	$—	$—	$19,415

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

The Company

Skillsoft Corp. (“Successor”)

On October 12, 2020, Software Luxembourg Holding S.A. (“Software Luxembourg” or “Predecessor (SLH)”) and Churchill Capital Corp II, a Delaware corporation (“Churchill”), entered into an Agreement and Plan of Merger (the “Skillsoft Merger Agreement”). Pursuant to the terms of the Skillsoft Merger Agreement, a business combination between Churchill and Software Luxembourg was affected through the merger of Software Luxembourg with and into Churchill (the “Skillsoft Merger”), with Churchill being the surviving company. At the effective time of the Skillsoft Merger (the “Effective Time”), (a) each Class A share of Software Luxembourg (“SLH Class A Shares”) outstanding immediately prior to the Effective Time, was automatically canceled and Churchill issued as consideration therefor (i) such number of shares of Churchill’s Class A common stock, par value $0.0001 per share (the “Churchill Class A common stock”) as would be transferred pursuant to the Class A First Lien Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (ii)Churchill’s Class C common stock, par value $0.0001 per share (the “Churchill Class C common stock”), as would be transferred pursuant to the Class C Exchange Ratio (as defined in the Skillsoft Merger Agreement), and (b) each Class B share of Software Luxembourg was automatically canceled and Churchill issued as consideration therefor such number of shares of Churchill Class A common stock equal to the Per Class B Share Merger Consideration (as defined in the Skillsoft Merger Agreement). Immediately following the Effective Time, Churchill redeemed all of the shares of Class C common stock issued to the holders of SLH Class A Shares for an aggregate redemption price of (i) $505,000,000 in cash and (ii) indebtedness under the Existing Second Out Credit Agreement (as defined in the Skillsoft Merger Agreement), as amended by the Existing Second Out Credit Agreement Amendment (as defined in the Skillsoft Merger Agreement), in the aggregate principal amount equal to $20,000,000.

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

Software Luxembourg Holding (“Predecessor (SLH)”)

Software Luxembourg, a public limited liability company incorporated and organized under the laws of the Grand Duchy of Luxembourg, was established on August 27, 2020, for the purpose of acquiring the ownership interest in Pointwell Limited (“Pointwell”), an Irish private limited company, through a plan of reorganization under Chapter 11 subsequent to August 27, 2020.

Successor and Predecessor Periods

The Skillsoft Merger was considered a business combination under ASC 805, Business Combinations and is accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer and Software Luxembourg Holding was determined to be the predecessor for financial reporting purposes. References to “Successor” or “Successor Company” relate to the condensed consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor (SLH) and Global Knowledge were completed. References to “Predecessor (SLH)” relate to the condensed consolidated financial position and results of operations of Software Luxembourg Holding S.A. between August 28, 2020, and June 11, 2021 (its last date of operations prior to the merger). Operating results for the acquired business on June 11, 2021, were credited to the Predecessor (SLH) in the accompanying condensed consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021, were recorded in the Successor period of the condensed consolidated statement of cash flows.

In the accompanying footnotes references to “the Company” relate to Successor, Predecessor (SLH) and Predecessor (PL) for the same periods.

Description of Business

The Company provides, through a portfolio of quality content, a platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skill gaps, unlocking human potential, and transforming the workforce. With 150,000+ expert-led skills-building courses in modalities ranging from video and audio to instructor-led training and practice labs, Skillsoft offers inclusive options for all, from leaders to frontline workers, readers to hands-on learners.

Skillsoft supports more than 70% of the Fortune 1000 with today's sought-after competencies: leadership and business skills, technology and developer skills, and essential safety and risk management compliance. We leverage content modalities adaptable to different preferences, schedules, and learning styles — from books to videos, full courses to micro-learning, audiobooks to live bootcamps. Content is continuously updated with the latest insights, information, and training methods.

Today's learners want the right learning experience, delivered when, where, and how they want it. That's why our approach is mobile-first, and our expert-curated, cloud-based content is served on an open platform that reaches learners wherever they are.

Our community of 86 million learners in 150+ countries around the globe learn in more than 30 languages. As often as they need or want to, typical learners turn to Skillsoft to acquire critical job skills in the flow of work, and grow as leaders, employees, and people. We've helped fuel performance and career growth for more than 20 years.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2023 is the fiscal year ended January 31, 2023).

Basis of Financial Statement Preparation

The accompanying consolidated financial statements include the accounts of Skillsoft (Successor), Software Luxembourg (Predecessor (SLH)) and Pointwell (Predecessor (PL)) and their wholly owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with the instructions for Form 10‑K and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act”), and has and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the Company is a “smaller reporting company”, as defined in Item 10(f)(1) of the U.S. Securities and Exchange Commission’s Regulation S-K, therefore is eligible to take advantage of less burdensome disclosure and reporting requirements, which include delaying the timing of adoption of certain accounting guidance.

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

(2) Summary of Significant Accounting Policies

Revenue Recognition

The Company enters into contracts that provide customers access to a broad spectrum of learning options including cloud-based learning content, talent management solutions, virtual, on-demand and classroom training, and individualized coaching. The Company recognizes revenue that reflects the consideration that we expect to be entitled to receive in exchange for these services. We apply judgment in determining our customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience, credit, or financial information. The Company is not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price.

The Company’s cloud-based solutions generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfill its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from virtual, on-demand and classroom training, and individualized coaching is recognized in the period in which the services are rendered.

The Company also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized over time based on a measure of progress that reasonably reflects our progress toward satisfying the performance obligation.

While the Company’s revenue primarily relates to SaaS subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enter into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to government authorities.

As the Company’s contractual agreements predominately call for advanced billing, contract assets are rarely generated.

Deferred Revenue

The Company records as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unrecognized portion of revenue associated with service fees for which the Company has received payment or for which amounts have been billed and are due for payment.

Deferred Contract Acquisition Costs

The Company defers sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided the Company expects to recover those costs. The Company determines whether costs should be deferred based on its sales compensation plans if the commissions are in fact incremental and would not have occurred absent the customer contract.

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

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in other income/(expenses) in the accompanying statements of operations. For the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $3.8 million, ($2.4) million, ($0.1) million, $0.4 million, and ($0.3) million, respectively.

Cash, Cash Equivalents and Restricted Stock

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. As of  January 31, 2023 and  January 31, 2022, the Company did not have any cash equivalents or available-for-sale investments.

At January 31, 2023 and January 31, 2022, the Company had approximately $170.4 million and $138.2 million of cash and cash equivalents, respectively and $7.2 million and $14.0 million of restricted cash, respectively, primarily related to the accounts receivable facility. Under the terms of the accounts receivable facility, the Company has three accounts considered restricted, an interest reserve account, a foreign exchange reserve account and a concentration reserve account. The interest reserve account requires three months interest on the greater of the facility balance or facility balance floor (the facility balance floor was $10.0 million as of January 31, 2023). The foreign exchange reserve account requires the Company to restrict cash for an amount equivalent to the change in the translated value on our foreign receivables borrowed from the date the receivable was sold. The concentration account requires the Company to deposit receipts from the receivables sold until the Company submits a monthly reconciliation report. At that time, the funds may be returned if they are replaced with new receivables.

Acquisition-Related and Recapitalization Costs

The Company expenses acquisition-related and recapitalization costs as incurred, which primarily consist of professional services and advisory fees related to (i) mergers and acquisitions, including the Churchill, Global Knowledge, Pluma and Codecademy transactions, (ii) divestitures, and (ii) other transactions that were explored but not consummated.

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development, including, but not limited to, the uncertainty of economic, political and market conditions; data security and privacy risk; regulatory risks; management of growth; dependence on key individuals; management of international operations; intellectual property risks; competition from substitute products and services of larger companies; product development risk; ability to keep pace with technological developments; and customer adoption of new products. We record a loss contingency when it is deemed probable and reasonably estimable, based on our best estimate.

Property and Equipment

The Company records property and equipment at cost. Depreciation and amortization are charged to operations based on the cost of property and equipment over their respective estimated useful lives on a straight-line basis using the half-year convention, as follows:

Description	Estimated Useful Lives (years)
Computer equipment	3
Furniture and fixtures	5
Leasehold improvements	Lesser of 7 years or life of lease

Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals or betterments are capitalized. The Company evaluates the carrying amount of our property and equipment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. As of January 31, 2023, the Company believes the carrying amounts of its property and equipment are recoverable and no impairment exists.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. If the Company has lease agreements with lease and non-lease components, generally we account for them separately.

Content and Software Development Expenses

Content and software development expenses consist primarily of personnel and contractor related expenditures to develop the Company’s content, platform and other product offerings and the Company’s policy is to expense costs as incurred. The Company outsources certain aspects of content production to third parties who produce original content on behalf of Skillsoft. Third party costs incurred in these development efforts with external resources may include prepayments and are recognized as expense in proportion to the level of services completed.

Software development costs are expensed as incurred, except for costs attributable to upgrades and enhancements that qualify for capitalization. See policy “Capitalized Software Development Costs” for further discussion on this matter.

For the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), the Company incurred $32.1 million, $15.5 million, $7.8 million, $11.2 million, and $12.2 million, respectively of proprietary content development expenses.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally 5 years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets in the accompanying balance sheets. For the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) Company capitalized $7.3 million, $2.9 million, $1.7 million, $1.9 million and $3.0 million, respectively, and recognized amortization of $1.2 million, $0.2 million, $0.2 million, $0.1 million, and $2.7 million, respectively.

Content Partner Royalty Expenses

For the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), the Company recognized $30.9 million, $25.7 million, $6.2 million, $6.4 million, and $8.2 million, respectively of royalty expenses for third party content used or provisioned in the Company’s content library.

Derivative Instruments

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instrument's specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

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

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt interest rate cap derivatives and warrants. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. See Note 22 for discussion related to the fair value of the Company’s borrowing agreements.

Short-Term and Long-Term Debt

Short-term debt has contractual or expected maturities of one year or less. Long-term debt has contractual or expected maturities greater than one year. The Company amortizes deferred debt financing costs (including issuance costs and creditor fees) and original issuance discounts, both recorded as a reduction to the carrying amount of the related debt liability, as interest expense over the terms of the underlying obligations using the effective interest method.

Financial Instruments

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable accounting guidance. The assessment considers whether the instruments are freestanding financial instruments meet the definition of a liability and whether the instrument's meet all of the requirements for equity classification, including whether the instruments are indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification (which includes 15.8 million of private placement warrants held by the sponsors for Churchill), the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

The Company has elected to not designate their derivatives as hedging relationships. As such the changes in the fair value of the derivatives are recorded directly in statement of operations.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), no customer individually comprised greater than 10% of revenue. As of January 31, 2023 and 2022, no customer individually comprised more than 10% of accounts receivable.

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

The Company has no off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Intangible Assets, Goodwill and Indefinite‑Lived Intangible Impairment Assessments

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired, which includes the fair value of specifically identifiable intangible assets, as goodwill.

The Company amortizes its finite-lived intangible assets, including customer contracts and internally developed software, over their estimated useful life. The Company reviews the carrying values of intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

In addition, the Company reviews the carrying values of its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets. See Note 7 for a discussion of impairment charges recognized for the fiscal year ended January 31, 2023 (Successor).

Restructuring Charges

Liabilities for restructuring costs include, but are not limited to, one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, which are recognized on the communication date and certain contract termination costs, including operating lease termination costs which are recognized on the termination date or cease-use date for ongoing lease payments.

In addition, the Company accounts for certain employee-related restructuring charges as an ongoing benefit arrangement, based on its prior practices and policies for the calculation and payment of severance benefits. The Company recognizes employee-related restructuring charges when the likelihood of future payment is probable, and the amount of the severance benefits is reasonably estimable.

The Company recorded facility-related restructuring charges in accordance with ASC 420, Liabilities: Exit or Disposal Cost Obligations ("ASC 420"), before it adopted ASC Topic 842, Leases (“ASC 842”), on February 1, 2021. ASC 842 amended ASC 420 to exclude costs to terminate a contract that is a lease from the scope of ASC 420. The Company evaluates right-of-use (ROU) assets abandonment and impairment in accordance with ASC 360, Property, Plant, and Equipment and recognizes ROU assets abandonment related amortization and write-offs as restructuring charges in its statement of operations.

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

Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $15.8 million, $8.2 million, $2.8 million, $3.7 million, and $3.2 million for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), respectively.

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

Recently Adopted Accounting Guidance

On February 1, 2020, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). The Company elected the package of practical expedients, which among other things, which allowed the Company to not reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption. For all lease arrangements, the Company accounts for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company recognizes lease expense on a straight-line basis over the lease term. Results for reporting periods beginning after February 1, 2020 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under previous GAAP. The primary impact of ASC 842 is that substantially all of the Company’s leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities. The new standard did not have a material impact on the Company’s consolidated statement of operations and cash flows, and the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of February 1, 2020 was immaterial.

On October 28, 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021‑08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021‑08”). ASU 2021‑08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Accounting Standards Codification ("ASC") Topic 606, rather than the prior requirement to record deferred revenue at fair value. ASU 2021‑08 allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. The Company elected to adopt ASU 2021‑08 early on a retrospective basis, effective at the beginning of the Successor period on June 11, 2021.

The adoption of ASU 2021‑08 also resulted in the increase of goodwill by $123.5 million attributable to the acquisitions of Software Luxembourg, Global Knowledge and Pluma Inc. during the period ended July 31, 2021, as a result of the revised measurement of deferred revenue for acquisitions.

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We will be adopting ASU 2016-13 effective February 1, 2023. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

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

●

DIP Facility Claims - All claims related to the DIP Facility were discharged and the DIP Facility Lenders received, in full and final satisfaction of such claims, on a dollar- for-dollar basis, First Out Term Loans.

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

Exit Credit Facility - The Exit Credit Facility bore interest at a rate equal to LIBOR plus 7.50% per annum, with a LIBOR floor of 1.00%. The First Out Term Loan was due in December 2024 and the Second Out Term Loan was due April 2025. The Company refinanced the First Out Term Loan and Second Out Term Loan on July 16, 2021.

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

After determining the enterprise value range of $1.05-1.25 billion, the Company needed to determine a point within the range to serve as the basis for determination of the equity value and reorganization value. The Company determined the mid-point of the range represented the appropriate enterprise value and corroborated this amount with a DCF analysis using assumptions consistent with those described above, with an additional 2 years (fiscal years 2024 and 2025) added to the forecast period and then calculated a terminal value using a 3% long-term growth rate and discount rate including a company specific risk premium. This amount ($1.15 billion) served as the starting point for the calculation of the emergence equity value and reorganization value.

The following table reconciles the enterprise value per the Disclosure Statement to the fair value of Predecessor (SLH)’s equity, as of the Effective Date (in thousands, except per share amounts):

Enterprise value (1)	$1,150,000
Plus (minus):
Cash	92,009
Borrowings under accounts receivable facility	(48,886)
Fair value of debt	(514,950)
Fair value of warrants	(11,200)
Implied value of Successor Company common stock	$666,973

Shares issued upon emergence (Class A and B common stock)	4,000
Per share	$167

The reconciliation of the Company’s enterprise value to reorganization value as of the Effective Date is as follows (in thousands):

Enterprise value (1)	$1,150,000
Plus:
Cash	92,009
Current liabilities (excluding AR facility and Current maturity of long-term debt)	134,257
Deferred tax liabilities	103,930
Other long-term liabilities	7,140
Non-current lease obligations	16,399
Reorganization value	$1,503,735

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

	Predecessor	Reorganization		Fresh Start		Predecessor
	(PL)	Adjustments		Adjustment		(SLH)
ASSETS
Current assets:
Cash and cash equivalents	$42,341	$49,668	(1)	$—		$92,009
Restricted cash	35,306	(25,000)	(1)	—		10,306
Accounts receivable	73,607	1,700	(2)	(990)	(10)	74,317
Prepaid expenses and other current assets	39,317	(300)	(2)	(10,573)	(11)	28,444
Total current assets	190,571	26,068		(11,563)		205,076
Property and equipment, net	15,523	500	(2)	—		16,023
Goodwill	1,070,674	5,100	(2)	(580,639)	(12)	495,135
Intangible assets, net	249,962	—		516,124	(13)	766,086
Right of use assets	17,454	—		367	(14)	17,821
Other assets	17,313	(3,500)	(2)	(10,219)	(11)	3,594
Total assets	$1,561,497	$28,168		$(85,930)		$1,503,735
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$60,000	$(57,400)	(3)	$—		$2,600
Borrowings under accounts receivable facility	48,886	—		—		48,886
Accounts payable	7,851	300	(2)	—		8,151
Accrued compensation	23,587	1,400	(2)	—		24,987
Accrued expenses and other liabilities	12,105	500	(2)	—		12,605
Lease liabilities	1,699	3,245	(6)	(175)	(14)	4,769
Deferred revenue	196,469	2,400	(2)	(115,124)	(15)	83,745
Total current liabilities	350,597	(49,555)		(115,299)		185,743

Long-term debt	—	517,400	(3)(4)	(5,050)	(17)	512,350
Long term lease liabilities	3,732	12,442	(6)	225	(14)	16,399
Warrants	—	11,200	(6)(8)	—		11,200
Deferred tax liabilities	—	30,484	(6)(6)	73,446	(16)	103,930
Deferred revenue - non-current	1,783	—		(1,128)	(15)	655
Other long-term liabilities	2,289	3,796	(6)	400	(17)	6,485
Total long-term liabilities	7,804	575,322		67,893		651,019
Liabilities subject to compromise	4,472,954	(4,472,954)	(6)	—		—
Total liabilities	4,831,355	(3,947,187)		(47,406)		836,762

Shareholders’ equity (deficit):
Ordinary shares (Predecessor)	138	(138)	(7)	—		—
Additional paid-in capital (Predecessor)	83	(83)	(7)	—		—
Ordinary shares (Successor)	—	40	(6)(8)	—		40
Additional paid-in capital (Successor)	—	666,933	(6)(8)	—		666,933
Retained earnings (accumulated deficit)	(3,267,346)	3,308,603	(9)	(41,257)	(17)	—
Accumulated other comprehensive loss	(2,733)	—		2,733	(18)	—
Total shareholders’ equity (deficit)	(3,269,858)	3,975,355		(38,524)		666,973
Total liabilities and shareholders’ equity (deficit)	$1,561,497	$28,168		$(85,930)		$1,503,735

Reorganization adjustments

In accordance with the Plan of Reorganization, the following adjustments were made (in thousands):

(1)	The table below reflects the sources and uses of cash on the Effective Date from implementation of the Plan of Reorganization (in thousands):

Sources:
Release of restricted cash (a)	$25,000
Additional funding from First Out Term Loan	50,000
Reconsolidation of Canadian subsidiary	1,100
Total sources of cash	76,100
Uses:
Exit Facility and DIP Facility rollover financing costs paid upon Effective Date	(5,032)
Professional success fees paid upon Effective Date	(21,400)
Total uses of cash	(26,432)
Net increase in cash	$49,668

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

(a)

The Exit Credit Facility bore interest at a rate equal to LIBOR plus 7.50% per annum, with a LIBOR floor of 1.00%. The First Out Term Loan is due in December 2024 and the Second Out Term Loan is due April 2025. The Exit Credit Facility contains customary provisions and reporting requirements, including prepayment penalties and a maximum leverage covenant that will be first measured January 31, 2022 and each quarter thereafter. Quarterly principal repayments of $1.3 million begin for the quarter ended April 30, 2021 and were scheduled to increase to $2.6 million for the quarter ended April 30, 2022 until maturity.

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

(in thousands)
Reorganization value of Successor company	$1,503,735
Less: Fair value of Successor company assets	(1,008,600)
Reorganization value of Successor company in excess of asset fair value - Goodwill	$495,135

(13)	The Company recorded an adjustment to intangible assets for $516.1 million as follows (in thousands):

	Estimated	Estimated
	fair value	useful life (years)
Developed software/ courseware	$261,600	3 - 5
Customer contracts/ relationships	279,500	12.4
Trademarks and trade names	6,300	9.4
Backlog	90,200	4.4
Skillsoft trademark	91,500	Indefinite
Publishing rights	35,200	5
Capitalized software	1,786	5
Total intangible asset upon emergence	766,086
Elimination of historical acquired intangible assets	(249,962)
Fresh-start adjustment to acquired intangibles assets	$516,124

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

(14)

The operating lease obligation as of August 27, 2020 had been calculated using an incremental borrowing rate of the Predecessor (PL), as of the later of the date of adoption of ASC 842 ( February 1, 2020) or the lease commencement date. Upon application of fresh-start reporting, the lease obligation was recalculated using the incremental borrowing rate applicable to Predecessor (SLH) after emergence from bankruptcy and commensurate to its new capital structure. The Company’s operating lease right-of-use assets were further adjusted to reflect the market value as of August 28, 2020.

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

(18)	Elimination of accumulated other comprehensive loss

Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 cases are presented separately in the accompanying Consolidated Statement of Operations for the period presented, as follows (in thousands):

Predecessor (PL)
February 1, 2020
through
August 27, 2020
Gain on settlement of liabilities subject to compromise	$3,339,191
Impact of fresh-start adjustments	66,928
Exit Facility and DIP Facility rollover financing costs paid upon Effective Date	(5,032)
Write-off of pre-petition debt and DIP issuance costs	(9,461)
Professional success fees paid upon Effective Date	(21,399)
Professional fees and other bankruptcy related costs	(13,076)
Gain on Deconsolidation of Canadian subsidiary	4,100
Reorganization items, net	$3,361,251

A net charge of $32.0 million was attributable to discontinued operations and recorded within Income (loss) from discontinued operations, net of tax in the Statement of Operations. $3,361 million was attributable to continuing operations and presented as Reorganization items, net in the Statement of Operations.

	Predecessor (SLH)	Predecessor (PL)
	August 28, 2020	February 1, 2020
	through	through
	January 31, 2021	August 27, 2020
Cash payment for reorganization items, net	$784	$42,916

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Final Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents and restricted cash	$120,273	$—	$120,273
Current assets	118,847	706	119,553
Property and equipment	10,825	1,632	12,457
Intangible assets	769,799	(4,701)	765,098
Long term assets	18,629	—	18,629
Total assets acquired	1,038,373	(2,363)	1,036,010
Current liabilities	(49,056)	(350)	(49,406)
Debt, including accounts receivable facility	(552,977)	—	(552,977)
Deferred revenue	(123,300)	(114,047)	(237,347)
Deferred and other tax liabilities	(99,699)	15,920	(83,779)
Long term liabilities	(18,325)	1	(18,324)
Total liabilities assumed	(843,357)	(98,476)	(941,833)
Net assets acquired	195,016	(100,839)	94,177
Goodwill	637,667	100,839	738,506
Total purchase price	$832,683	$—	$832,683

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021‑08 in the quarter ended October 31, 2021.
(2)

All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The final values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life (in years)
Trademark/tradename – Skillsoft	$84,700	indefinite
Trademark/tradename – SumTotal	5,800	9.6
Courseware	186,600	5
Proprietary delivery and development software	114,598	2.5 - 7.6
Publishing Rights	41,100	5
Customer relationships	271,400	12.6
Backlog	60,900	4.6
Total	$765,098

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

The Company incurred $9.8 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting and other professional services. Approximately $4.3 million was reported in the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) and $5.5 million was reported in the period from June 12, 2021 through January 31, 2022 (Successor). These costs are included in the "acquisition-related and recapitalization costs" in the accompanying consolidated statement of operations.

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

The following summarized the purchase consideration (in thousands):

Description	Amount
Cash consideration	$170,199
Warrants issued	14,000
Additional Term Loans issued	70,000
Cash settlement of seller transaction costs	4,251
Total purchase price	$258,450

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Final Purchase
Description	Price Allocation	Adjustments (1)(2)	Price Allocation
Cash, cash equivalents	$17,524	$(100)	$17,424
Current assets	47,849	(2,442)	45,407
Property and equipment	5,531	1,625	7,156
Intangible assets	185,800	—	185,800
Long term assets	12,401	(3,325)	9,076
Total assets acquired	269,105	(4,242)	264,863
Current liabilities	(74,463)	10,910	(63,553)
Deferred revenue	(23,018)	(8,191)	(31,209)
Deferred and other tax liabilities	(16,934)	(6,162)	(23,096)
Long term liabilities	(4,248)	2,168	(2,080)
Total liabilities assumed	(118,663)	(1,275)	(119,938)
Net assets acquired	150,442	(5,517)	144,925
Goodwill	108,008	5,517	113,525
Total purchase price	$258,450	$—	$258,450

(1)	The increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021‑08 in the quarter ended October 31, 2021.
(2)

All other changes represent measurement period adjustments attributable to the Company’s review of inputs and assumptions utilized in valuation models and additional information being obtained on preacquisition liabilities. The measurement period adjustments did not have a significant impact on the Company’s results of operations in prior periods.

The final values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life (in years)
Trademark/tradename	$25,400	17.6
Courseware	1,500	3
Proprietary delivery and development software	2,500	0.6
Vendor relationships	43,900	2.6
Customer relationships	112,700	10.6
Total	$186,000

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

For the year ended January 31, 2022, the Company incurred $1.0 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting and other professional services, substantially all of which were reported in the period from June 12, 2021 through January 31, 2022 (Successor). During the fiscal year ended January 31, 2023 (Successor) the Company incurred an additional $3.0 million in acquisition-related costs in relation to GK integration. These costs are included in the "acquisition-related and recapitalization costs" in the accompanying consolidated statement of operations.

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

	Preliminary Purchase		Final Purchase
Description	Price Allocation	Adjustments	Price Allocation
Cash, cash equivalents and restricted cash	$4,262	$(209)	$4,053
Current assets	3,671		3,671
Property and equipment	385		385
Intangible assets	112,000	7,000	119,000
Total assets acquired	120,318	6,791	127,109
Current liabilities	(4,290)	(1,876)	(6,166)
Deferred revenue	(18,396)		(18,396)
Deferred tax liabilities	(21,615)	(6)	(21,621)
Total liabilities assumed	(44,301)	(1,882)	(46,183)
Net assets acquired	76,017	4,909	80,926
Goodwill	309,967	(4,909)	305,058
Total purchase price	$385,984	$—	$385,984

The final values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life (in years)
Tradename	$44,000	13.8
Developed technology	43,000	5
Content	17,000	5
Customer relationships	15,000	5.8
Total	$119,000

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

In the fiscal year ended January 31, 2023 (Successor) the Company incurred $10.7 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting, and other professional services. These costs are included in the "acquisition-related and recapitalization costs" in the accompanying consolidated statement of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information below is presented in accordance with Regulation S-X, Article 11 to enhance comparability for all periods by including operating results for Skillsoft, Global Knowledge and Codecademy as if the mergers had closed on February 1, 2021 (in thousands):

	Unaudited Pro Forma
	Statement of Operations
	Twelve months ended January 31,
	2023	2022
Revenue	$563,182	$587,999
Net loss from continuing operations	(153,640)	(129,774)

The unaudited pro forma financial information does not assume any impacts from revenue, cost, or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated on February 1, 2021. The pro forma include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and interest expense on the new debt financing. Other pro forma adjustments include the following:

●	The adoption of ASU 2021‑08 is reflected for all Successor and Predecessor periods presented for comparability.
●	Impairment of goodwill of $641 million has been excluded from the twelve months ended January 31, 2023.
●

The pro forma results of operations exclude acquisition-related and recapitalization costs other than the transaction costs specific to the business combinations occurring in June 2021 and April 2022. These transaction costs are presented as if they occurred in February 2021.

Other Acquisitions

On June 30, 2021, the Company acquired Pluma, Inc., which the products and services subsequent to the acquisition are referred to as "Skillsoft Coaching". The acquisition enhances the Company’s leadership development offerings, adds a new modality to its blended learning model, and allows the Company to now offer a premium individualized coaching experience. Cash paid for Pluma in the Successor period was lower than the agreed upon purchase price of Pluma for $22 million due to a contractual holdback and working capital adjustment. The fair value of the net assets acquired included $17.8 million of goodwill and $8.7 million of identified intangible assets, which had a weighted average life of 7.4 years. The goodwill is not deductible for tax purposes. The business is reported as part of the Company’s Skillsoft reportable segment. Pro forma information and acquisition expenses have not been presented because such information is not material to the financial statements.

(6) Discontinued Operations

On June 12, 2022, Skillsoft entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), pursuant to which, subject to the certain terms and conditions contained therein, Seller agreed to sell, and Buyer agreed to purchase, all of Seller’s right, title and interest in and to one hundred percent (100%) of the outstanding shares of capital stock of SumTotal. The sale was completed on August 15, 2022. Final net proceeds from the sale are $174.9 million, after final working capital adjustments in April 2023.

In connection with the sale, the parties to the Purchase Agreement entered into certain other agreements, including a transition services agreement pursuant to which each of Seller and Buyer agreed to provide the other party with certain transition services for a limited period following the closing.

The Company determined that the sale of SumTotal business met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale, as of June 12, 2022. Accordingly, the Company classified the assets and liabilities of the discontinued operations as held for sale in its consolidated balance sheets at the lower of carrying amount or fair value less cost to sell. Classification for the assets and liabilities in comparative periods retained their previous classification as current or long-term. No losses were recognized upon classification of the discontinued operations assets and liabilities as held for sale. Depreciation and amortization ceased on assets classified as held for sale. The operating results of SumTotal are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

The financial results of SumTotal are presented as Income from discontinued operations, net of tax on our condensed consolidated Statement of Operations. The following table presents financial results of SumTotal for all periods presented in our condensed consolidated Statement of Operations (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 27, 2020 to	February 1, 2020 to
	January 31, 2023	January 31, 2022	to June 11, 2021	January 31, 2021	August 27, 2020
Revenues:
Total revenues	$60,706	$75,911	$37,142	$35,518	$76,179
Operating expenses:
Costs of revenues	19,027	25,688	13,838	17,728	24,932
Content and software development	12,246	16,114	9,072	10,751	16,030
Selling and marketing	11,507	13,116	7,539	10,784	15,152
General and administrative	730	1,164	746	887	1,583
Amortization of intangible assets	6,345	6,873	4,410	3,593	10,643
Impairment of intangible assets	—	—	—	—	132,242
Acquisition-related and recapitalization costs	1,609	607	297	582	1,242
Restructuring	42	121	(127)	2,425	339
Total operating expenses	51,506	63,683	35,775	46,750	202,163
Operating income (loss) from discontinued operations	9,200	12,228	1,367	(11,232)	(125,984)
Other income (expense), net	2,681	31	(326)	(110)	(129)
Interest income	12	18	4	9	21
Interest expense	(1,443)	(1,176)	(57)	(92)	(86)
Reorganization items, net	—	—	—	—	(32,007)
Income (loss) from discontinued operations before income taxes	10,450	11,101	988	(11,425)	(158,185)
Provision for (benefit from) income taxes	1,967	(839)	(187)	(7,457)	7,761
Net income (loss) from discontinued operations	$8,483	$11,940	$1,175	$(3,968)	$(165,946)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of SumTotal (in thousands):

January 31, 2022
Carrying amount of assets included as part of discontinued operations
Cash and cash equivalents	$16,496
Restricted cash	236
Accounts receivable	38,587
Prepaid expenses and other current assets	8,755
Current assets of discontinued operations	64,074
Property and equipment, net	6,609
Goodwill	75,693
Intangible assets, net	75,628
Right of use assets	1,937
Other assets	4,945
Long-term assets of discontinued operations	164,812
Total assets classified as discontinued operations in the condensed consolidated balance sheet	$228,886

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$1,502
Accrued compensation	10,293
Accrued expenses and other current liabilities	3,260
Lease liabilities	508
Deferred revenue	71,904
Current liabilities of discontinued operations	87,467
Deferred revenue - non-current	292
Deferred tax liabilities	516
Long term lease liabilities	1,605
Other long-term liabilities	13
Long-term liabilities of discontinued operations	2,426
Total liabilities classified as discontinued operations in the condensed consolidated balance sheet	$89,893

In addition, the amounts described in other footnotes within these consolidated financial statements have been updated to reflect the amounts applicable to continuing operations, unless otherwise noted.

(7) Intangible Assets

Intangible assets consisted of the following (in thousands):

	January 31, 2023 (Successor)			January 31, 2022 (Successor)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed software/ courseware	$374,057	$123,219	$250,838	$303,171	$43,956	$259,215
Customer contracts/ relationships	336,182	42,026	294,156	332,300	10,436	321,864
Vendor relationships	39,887	36,666	3,221	43,900	21,219	22,681
Trademarks and trade names	41,680	1,454	40,226	1,500	104	1,396
Publishing rights	41,100	13,449	27,651	41,100	5,229	35,871
Backlog	49,700	32,780	16,920	49,700	4,906	44,794
Skillsoft trademark	84,700	—	84,700	84,700	—	84,700
Global Knowledge trademark	25,400	5,046	20,354	25,400	2,062	23,338
Total intangible assets	$992,706	$254,640	$738,066	$881,771	$87,912	$793,859

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

For fiscal years ended January 31:	Amortization Expense
2024	$153,891
2025	132,906
2026	128,612
2027	82,026
2028	42,057
Thereafter	113,874
Total future amortization	$653,366

Amortization expense related to intangible assets in the aggregate was $170.3 million for the fiscal year ended January 31, 2023 (Successor), $89.0 million for the period from June 12, 2021 through January 31, 2022 (Successor), $46.5 million for the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), $36.2 million for the period from period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and $23.7 million for the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)).

Impairment Review Requirements

The Company reviews intangible assets subject to amortization if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. The Company reviews indefinite lived intangible assets, including goodwill, on the annual impairment test date ( January 1) or more frequently if there are indicators of impairment.

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

See further discussion below of impairment charges recorded for the fiscal year ended January 31, 2023 (Successor) and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)).

Impairment of Goodwill for the Successor Fiscal Year Ended January 31, 2023

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

In light of the circumstances and indicators of impairment described above, management first considered whether any impairment was present for the Global Knowledge long-lived assets group, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test. In accordance with ASC 350, management next considered whether there were any indicators of impairment for Global Knowledge goodwill, concluding that triggering events had occurred, necessitating an interim goodwill impairment test as of July 31, 2022. In comparing the estimated fair value of the Global Knowledge reporting unit to its carrying value, the Company utilized a weighted average valuation model of the income approach and market approach. The valuation results indicated that the carrying value of the Global Knowledge reporting unit exceeded its estimated fair value. Based on the results of the goodwill impairment testing procedures, the Company recorded a $70.5 million goodwill impairment for the three months ended July 31, 2022.

During the three months ended October 31, 2022, the Company experienced a substantial decline in its stock price resulting in the total market value of its shares of stock outstanding (“market capitalization”) being less than the carrying value of its reporting units. Management considered the impact of current macroeconomic conditions on the Company’s projected operating results and assumptions used in the income approach and market approach that impact the fair value of the Company’s reporting units. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, and major market indices, which reduced the market multiples, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. In addition, the Company lowered its projected operating results primarily due to the foreign exchange impact, underperformance of Global Knowledge business, and macroeconomic uncertainty. After considering all available evidence in the evaluation of goodwill impairment indicators, management determined it appropriate to perform an interim quantitative assessment of the Skillsoft content and Global Knowledge reporting units as of October 31, 2022

Similar to the prior quarter, prior to the quantitative goodwill impairment test, management first considered whether any impairment was present for the Skillsoft content and Global Knowledge long-lived assets group, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test. Management next estimated the estimated fair value of the Skillsoft content and Global Knowledge reporting units using the same weighted average valuation model. The valuation results indicated that for each of the Skillsoft content and Global Knowledge reporting units, the fair value fell below their respective carrying value. Based on the results of the goodwill impairment testing procedures, the Company recorded a $569.3 million goodwill impairment for Skillsoft content segment and additional $1.6 million goodwill impairment for Global Knowledge segment during the three months ended October 31, 2022.

During the fourth fiscal quarter, considering the slow recovery of the Company's stock price, along with the triggering events presented during the second and third quarters, the management proceeded to the quantitative goodwill impairment test as part of the annual goodwill impairment assessment. Similar to the prior quarters, management first determined that there were no impairments of long-lived assets using an undiscounted cash flow recoverability test, then estimated the fair value of each reporting unit using the weighted average valuation model of income approach and market approach. For each of our reporting units, the income valuation approach indicated an intrinsic value above the carrying amount, while the market valuation approach suggested a value below the carrying amount, with the weighted value exceeding the carrying amount by 7% and 1% for Skillsoft Content and Global Knowledge, respectively. Considering the relatively small excess, we performed a sensitivity test on the weighted average cost of capital (“WACC”) as it is one of the most sensitive inputs used in the income approach (discounted cash flow analysis, or DCF analysis) and it requires significant judgment. The sensitivity test showed that if the WACC employed in the DCF analysis increased by more than 110 basis points and 140 basis points for Skillsoft Content and GK, respectively, the weighted value of each reporting unit would fall below its respective carrying value.

The cumulative goodwill impairment for the fiscal year ended January 31, 2023 (Successor) amounted to $569.3 million for Skillsoft content segment and $72.1 million for Global Knowledge, for a combined total of $641.4 million.

Impairment of Goodwill and Intangible Assets for the Predecessor (PL) Period Ended August 27, 2020

During the three months ended April 30, 2020, the emergence of COVID‑19 as a global pandemic had an adverse impact on our business. While the online learning tools the Company offers have many advantages over traditional in person learning in the current environment, some of the Company’s customers in heavily impacted industries have sought to temporarily reduce spending, resulting in reductions in contract sizes and in some cases cancellations when such contracts have come up for renewal. In addition, identifying and pursuing opportunities for new customers became much more challenging in this environment. In addition to the uncertainty introduced by COVID‑19, the Company’s over leveraged capital structure continued to create headwinds. In April 2020, the Company received temporary forbearance from its lenders due to a default on amounts owed under the Senior Credit Facility as a long-term consensual solution was being negotiated with lenders. The uncertainty around the Company’s capital structure and future ownership, continued to hurt its business, as new and existing customers displayed apprehension about the ultimate resolution of the Company’s capital structure and its impact on operations, causing delays and sometimes losses in business. The uncertainty surrounding the Company’s capital structure combined with the potential impact that COVID‑19 would have on the Company and the global economy, resulted in a significant decline in the fair value of its reporting units during the first quarter ended April 30, 2020.

In light of the circumstances above, management concluded that a triggering event had occurred with respect to the Company’s indefinite-lived Skillsoft trade name as of April 30, 2020. Accordingly, the Company estimated the fair value of the Skillsoft trade name using a discounted cash flow analysis which reflected estimates of future revenue, royalty rates, cash flows, and discount rates. Based on this analysis, the Company concluded the carrying value of the Skillsoft trade name exceeded its fair value, resulting in an impairment charge of $92.2 million in the three months ended April 30, 2020 (Predecessor (PL)).

In accordance with ASC 350, for goodwill the Company determined triggering events had occurred and performed an impairment test as of April 30, 2020 that compared the estimated fair value of each reporting unit to their respective carrying values. The prospective financial information used for fiscal years 2021, 2022 and 2023 for these impairment tests was consistent with financial projections included in the Plan of Reorganization and future growth rates tracked to terminal growth rate assumptions. The Company considered the results of both a discounted cash flow (“DCF”) analysis and an EBITDA multiple approach. The Company also considered observable debt trading prices for the debt jointly borrowed by its parent entity and the Company’s subsidiary, Skillsoft Corporation, however, by the end of March 2020, most holders were restricted from trading in anticipation of a restructuring and market prices after that period were therefore less reliable. The results of the impairment tests performed indicated that the carrying value of the Skillsoft reporting unit exceeded the estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recorded a $107.9 million goodwill impairment for the Skillsoft reporting unit.

In total, as described in detail above, the Company recorded $200.1 million of goodwill and intangible asset impairment charges for the three months ended April 30, 2020 (Predecessor (PL)), consisting of (i) $92.2 million impairment of the Skillsoft trade name, and (ii) a $107.9 million goodwill impairment for the Skillsoft reporting unit. The Company believes that its procedures for estimating gross future cash flows for each intangible asset are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

A roll forward of goodwill is as follows:

Description	Skillsoft	GK	Consolidated
Goodwill, net January 31, 2020 (Predecessor (PL))	$1,112,820	$—	$1,112,820
Foreign currency translation adjustment	(158)	—	(158)
Impairment of goodwill	(107,934)	—	(107,934)
Canada deconsolidation	(5,100)	—	(5,100)
Goodwill, net August 27, 2020 (Predecessor (PL))	999,628	—	999,628
Impact of Fresh-Start reporting	(507,843)	—	(507,843)
Goodwill, net August 28, 2020 (Predecessor (SLH))	491,785	—	491,785
Foreign currency translation adjustment	(132)	—	(132)
Goodwill, net January 31, 2021 (Predecessor SLH)	491,653	—	491,653
Foreign currency translation adjustment	(134)	—	(134)
Goodwill, net June 11, 2021 (Predecessor SLH)	$491,519	$—	$491,519

Acquisition of Skillsoft and GK	659,667	116,413	776,080
Foreign currency translation adjustment	(47)	(623)	(670)
Acquisition of Pluma	14,892	—	14,892
Measurement period adjustments	5,988	(479)	5,509
Goodwill, net January 31, 2022 (Successor)	680,500	115,311	795,811
Acquisition of Codecademy	309,967	—	309,967
Foreign currency translation adjustment	(126)	(392)	(518)
Impairment of goodwill	(569,256)	(72,106)	(641,362)
Measurement period adjustments	(3,745)	(2,409)	(6,154)
Goodwill, net January 31, 2023 (Successor)	$417,340	$40,404	$457,744

The accumulated goodwill impairment losses for the Skillsoft segment were $569.3 million and $0.0 million at  January 31, 2023 and 2022, respectively.

The accumulated goodwill impairment losses for the Global Knowledge segment were $72.1 million and $0.0 million at  January 31, 2023 and 2022, respectively.

(8) Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
Computer equipment	$6,078	$4,035
Furniture and fixtures	1,812	2,592
Leasehold improvements	1,591	3,889
Construction in progress	3,692	2,669
	13,173	13,185
Accumulated depreciation	(3,023)	(1,710)
	$10,150	$11,475

Construction in progress at January 31, 2023 and 2022 consisted primarily of costs related to the purchase of certain assets that have not yet been put into service.

Depreciation expense related to property and equipment was $5.0 million , $4.2 million, $1.8 million, $2.3 million, and $2.7 million for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), respectively.

(9) Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020
Domestic	$(129,542)	$(12,247)	$(21,838)	$(75,389)	$527,248
Foreign	(701,497)	(50,803)	(32,122)	(28,842)	2,463,403
Income (loss) before income taxes	$(831,039)	$(63,050)	$(53,960)	$(104,231)	$2,990,651

Significant components of the income tax provision (benefit) consist of the following components (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022	June 12, 2021	February 1, 2021	August 28, 2020	February 1, 2020
	to	to	to	to	to
	January 31, 2023	January 31, 2022	June 11, 2021	January 31, 2021	August 27, 2020
CURRENT
Federal	$(2,246)	$(8,786)	$16,632	$172	$353
State	583	(5,571)	4,288	706	(21)
Foreign	4,716	643	1,267	121	982
Current tax provision (benefit)	3,053	(13,714)	22,187	999	1,314

DEFERRED
Federal	(17,734)	12,853	(14,042)	(9,224)	9,264
State	(4,285)	5,601	(6,189)	(3,145)	3,297
Foreign	(22,007)	(9,044)	(5,477)	(3,107)	46,818
Deferred tax provision (benefit)	(44,026)	9,410	(25,708)	(15,476)	59,379
Income tax provision (benefit)	$(40,973)	$(4,304)	$(3,521)	$(14,477)	$60,693

The Company’s effective tax rate differed from the statutory rate as follows:

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020
United States (21.0%) / Luxembourg (24.9%) / Ireland (12.5%) statutory rate	21.0%	21.0%	24.9%	24.9%	12.5%
Increase (decrease) resulting from:
US State income taxes, net of federal benefit	0.4%	7.5%	2.5%	6.1%	0.2%
Foreign rate differential	(6.2)%	(3.2)%	(10.0)%	(6.5)%	0.0%
Global Intangible Low-Taxed Income	(0.7)%	1.1%	0.0%	0.0%	0.0%
Non-deductible expenses	(0.1)%	(0.3)%	(0.3)%	(0.5)%	0.2%
Non-deductible interest	0.0%	0.0%	0.0%	0.0%	0.1%
Non-deductible officer compensation	(0.1)%	(3.8)%	0.0%	0.3%	0.0%
Warrants	0.6%	5.8%	0.0%	0.7%	0.0%
Transaction costs	0.0%	(2.4)%	(0.1)%	8.5%	0.0%
Unrecognized tax benefit	0.2%	(7.6)%	2.4%	0.4%	0.0%
Change in valuation allowance	4.6%	(15.8)%	(7.0)%	(10.4)%	(4.7)%
Impairment of goodwill	(10.1)%	0.0%	0.0%	0.0%	0.5%
Reorganization and fresh start adjustments	0.0%	0.0%	0.0%	(9.8)%	(7.5)%
Return to provision adjustment	(0.2)%	3.5%	(5.5)%	0.0%	0.7%
Expired deferred tax assets	(3.9)%	0.0%	0.0%	0.0%	0.0%
Internal restructuring	1.1%	0.0%	0.0%	0.0%	0.0%
Other	(1.7)%	1.0%	(0.4)%	0.2%	0.0%
Effective tax rate	4.9%	6.8%	6.5%	13.9%	2.0%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of the periods presented were as follows (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
ASSETS
Loss carryforwards	$102,563	$77,586
Deferred interest expense	34,194	58,237
Reserves and accruals	7,500	16,309
Lease liabilities	2,635	2,702
Tax credits	72	880
Transaction costs	4,247	6,049
Capitalized research and development expenses	8,133	—
Other intangibles	12,839	—
Other	2,800	—
Gross deferred tax assets	174,983	161,763
Less: Valuation allowance	(133,146)	(144,717)
Net deferred tax assets	41,837	17,046
LIABILITIES
Intangibles	(108,208)	(102,819)
Property and equipment, net	(1,489)	(5,823)
Accrued interest	(1,188)	(4,007)
Right-of-use asset	(2,737)	(2,549)
Other	(2,191)	(1,243)
Gross deferred tax liabilities	(115,813)	(116,441)
Total deferred tax liabilities, net	$(73,976)	$(99,395)

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax assets and liabilities in assessing the realization of deferred tax assets. As of January 31, 2023 and January 31, 2022, the Company has established a valuation allowance of $133.1 million and $144.7 million, respectively, against its deferred tax assets due to uncertainty about whether the deferred tax assets will be realized. The change in total valuation allowance from January 31, 2022 to January 31, 2023 was a decrease of $11.6 million. Due to the acquisition of Codecademy on April 4, 2022, the Company released valuation allowances on existing deferred tax assets resulting in a $21.6 million deferred tax benefit which is included in the Company’s overall $44.0 million deferred tax benefit.

As of January 31, 2023, the Company had U.S. federal, state and foreign net operating loss (NOL) carryforwards of $222.5 million, $251.3 million, and $100.5 million, respectively. If not utilized, certain of the federal, state and foreign NOL carryforwards will expire at various dates beginning in 2024 with the remainder of the NOL carryforwards not subject to an expiration date.

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all their research and development costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in 2022, the Company began capitalizing and amortizing research and development costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs.

The utilization of the Company’s NOL, other attributes, and credit carryforwards may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the NOL, other attributes, and credit carryforwards prior to their utilization. Certain attributes and carryforwards will be permanently disallowed due to historical Section 382 ownership changes and have been removed from the Company’s deferred tax assets. As of January 31, 2023, the Company has written off $32.2 million of net operating loss, deferred interest, and credit carryforwards that will expire unused due to Section 382 limitations along with the corresponding valuation allowance.

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. As of January 31, 2023, the Company has accrued $1.1 million related to undistributed earnings from foreign subsidiaries as they are not considered indefinitely reinvested outside the United States. Any basis differences not related to undistributed earnings continues to be considered indefinitely reinvested outside the United States.

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

Uncertain Tax Positions

As of January 31, 2023, the Company had $12.3 million of unrecognized tax benefits associated with uncertain tax positions and an additional $0.5 million of accrued interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020
Unrecognized tax benefits, beginning balances	$14,340	$3,115	$3,918	$3,768	$3,773
Increases for tax positions taken during the current period	—	6,161	—	—	—
Increases for tax positions taken during a prior period	952	5,975	—	37	35
Decreases for tax positions taken during a prior period	(210)	—	(788)	—	(40)
Other	(720)	(64)	(15)	452	—
Decreases resulting from the expiration of statute of limitations	(2,042)	(847)	—	(339)	—
Unrecognized tax benefits, ending balance	$12,320	$14,340	$3,115	$3,918	$3,768

The Company recognized ($0.3) million, ($0.5) million, ($0.6) million, ($0.1) million, $0.2 million of interest and penalties during the periods ending January 31, 2023, January 31, 2022, June 11, 2021, January 31, 2021, and August 27, 2020, respectively. The Company has accrued $0.5 million and $0.8 million for the payment of interest and penalties as of January 31, 2023, and January 31, 2022, respectively. We are not currently aware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in the next 12 months.

The Company and its subsidiaries filed tax returns for the United States, multiple state and localities, and for various non-United States jurisdictions. The Company has identified the United States and Ireland as its major tax jurisdictions. The Company's tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The Company’s U.S. federal tax returns are open for years after January 31, 2018.

(10) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
Deferred commission costs – current	$12,369	$6,874
Prepaid tax	5,312	8,908
Prepaid software maintenance costs	6,347	3,335
Prepaid royalties	3,615	2,773
Prepaid insurance costs	2,208	2,591
Prepaid employee benefits	1,058	2,463
Other prepaid expenses	7,160	4,571
Other receivables	5,633	4,395
Other current assets	894	1,172
Total prepaid expenses and other current assets	$44,596	$37,082

(11) Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
Deferred commission costs – non-current	$12,225	$6,374
Deposits	3,057	3,449
Other	1,068	957
Total other assets	$16,350	$10,780

The Company’s deposits reflect security advances with our third-party providers, including the lessors for our leased facilities.

(12) Accrued Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
Professional fees	$2,033	$9,184
Accrued sales tax/VAT	8,473	7,666
Accrued related to SumTotal sale	5,137	—
Accrued royalties	1,708	2,933
Accrued tax	5,425	7,690
Accrued interest	3,597	6,730
Accrued content related costs	2,364	5,777
Accrued accounts payable	6,995	3,073
Other accrued liabilities	5,742	4,704
Total accrued expenses	$41,474	$47,757

(13) Restructuring

In connection with strategic initiatives implemented during the fiscal year ended January 31, 2023 (Successor), and the periods ended January 31, 2022 (Successor), June 11, 2021 (Predecessor (SLH)), January 31, 2021 (Predecessor (SLH)), and August 27, 2020 (Predecessor (PL)), the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded restructuring charges of $12.3 million during the fiscal year ended January 31, 2023 (Successor), $3.6 million during the period from June 12, 2021 through January 31, 2022 (Successor), a credit of $0.6 million during the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)) and charges of $1.9 million for the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and $0.8 million for period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) These restructuring charges are presented separately in the accompanying Consolidated Statement of Operations and include primarily the severance costs of terminated employees and lease termination or lease impairment charges.

(14) Employee Benefit Plan

The Company has a 401(k)-plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may make discretionary contributions to the 401(k) plan. Under this plan, contributions of approximately $2.3 million, $1.6 million, $0.9 million, $1.0 million and $1.3 million were made for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $3.5 million, $2.7 million, $0.4 million, $0.5 million, and $0.6 million, were made for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), respectively.

(15) Leases, Commitments and Contingencies

Leases

The Company measured its legacy lease agreements as if the leases were new at the acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $18.0 million and $18.1 million, respectively, as of January 31, 2022. All leases are classified as operating leases.

The Company’s lease portfolio includes office space, training centers, and vehicles to support its research and development activities, sales operations and other corporate and administrative functions in North America, Europe and Asia. The Company’s leases have remaining terms of one year to 10 years. Some of the Company’s leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The Company used a weighted average incremental borrowing rate of 6.12% as of June 11, 2021, the acquisition date, for its operating leases that commenced prior to that date. The weighted average incremental borrowing rate for its operating leases as of January 31, 2023 was 5.5%. The Company elected the package of practical expedients permitted under the transition guidance which were applied consistently to all of the Company’s leases that commenced before the acquisition date. The Company also elected the short-term lease recognition exemption for all qualifying leases, where ROU assets and lease liabilities are not recognized for leases with the remaining terms of less than one year.

The operating leases are included in the caption “Right of use assets”, “Lease Liabilities”, and “Long-term lease liabilities” on the Company’s consolidated balance sheets as of January 31, 2023. The weighted-average remaining lease term of the Company’s operating leases is 6.0 years as of January 31, 2023. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $5.8 million and related cash payments were $5.9 million for the fiscal year ended January 31, 2023 (Successor). The lease costs were $5.4 million and related cash payments were $5.4 million for the period from June 12, 2021 through January 31, 2022 (Successor). The lease costs were $1.1 million and related cash payments were $1.3 million for the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)). The lease costs were $1.6 million and related cash payments were $1.6 million for the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)). The lease costs were $2.2 million and related cash payments were $2.1 million for the period from period from February 1, 2020 through August 27, 2020 (Predecessor (PL)). Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance lease related cash payments were included in the financing cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 13 for discussion related to restructuring charges associated with lease termination and lease impairment charges.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of January 31, 2023 :

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2024	$5,004
2025	3,652
2026	2,424
2027	2,317
2028	1,435
Thereafter	3,198
Total future minimum lease payments	18,030
Effects of discounting	(1,885)
Total lease liabilities	$16,145

Current lease liabilities	$4,198
Long-term lease liabilities	11,947
Total lease liabilities	$16,145

Litigation

The Company is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to commercial and contractual disputes, employment matters, intellectual property, and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with GAAP, an estimate is made of the loss and the appropriate accrual is reflected in our consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of all pending claims and litigation, management does not anticipate that the outcome of any current proceedings or known claims, either individually or in aggregate, will materially affect the Company’s financial position, results of operations or cash flows.

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

(16) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
Term Loan - current portion	$6,404	$4,800
Current maturities of long-term debt	6,404	4,800

Term Loan - long-term portion	594,601	474,000
Original issue discount - long-term portion	(8,286)	(6,724)
Deferred financing costs - long-term portion	(4,498)	(5,091)
Long-term debt	$581,817	$462,185

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

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to Secured Overnight Financing Rate (SOFR) for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

The Company received $153.2 million of net proceeds (net of $4.0 million of financing costs and $2.8 million of original issuance discounts) from the Term Loan Facility on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition on April 4, 2022.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguished. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $0.1 million and $2.8 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.9 million of third-party costs incurred were recognized as interest expenses in the accompanying statement of operations for the fiscal year ended January 31, 2023 (Successor).

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

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus ½ of 1%, (ii) the “prime rate” quoted by the Administrative Agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for ABR Loans. The $638.8 million of Term B-1 Loans bears interest at a rate equal to SOFR plus a credit premium of 5.25%, per annum, with a SOFR floor of 0.75%, and quarterly principal repayments of $1.2 million until maturity.

Voluntary prepayment is permitted under the Term Loan Facility subject to a premium of 2% for any prepayments prior to the 12-month anniversary of the Term Loan Facility. Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Credit Facility. These include, among others, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of January 31, 2023, the Company is in compliance with all covenants.

The Company received $467.3 million of net proceeds (net of $5.4 million of financing costs and $7.2 million of original issuance discounts) from the Term Loan Facility on July 16, 2021. The Company used the net proceeds and cash on hand to pay down $608.7 million of outstanding borrowings from the Exit Credit Facility and $5.0 million of interest on July 16, 2021.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguishments. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $5.5 million and $7.2 million, respectively, will be amortized as additional interest expense over the term of the Term Loan. Furthermore, $3.1 million of third-party costs incurred in connection with the refinancing were expensed as incurred and recognized as interest expenses in the accompanying statement of operations for the period from June 12, 2021 through January 31, 2022 (Successor).

The Company’s debt outstanding as of January 31, 2023 matures as shown below (in thousands):

For fiscal years ended January 31:
2024	$6,404
2025	6,404
2026	6,404
2027	6,404
2028	6,404
Thereafter	568,985
Total payments	601,005
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(12,784)
Long-term portion	$581,817

Accounts Receivable Facility (Predecessor and Successor)

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables for sale with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from sold receivables to a restricted concentration account. Receivables that have been sold to the lenders must be transferred to the restricted concentration account within two business days of being collected by the Company. The Company accounts for these transactions as borrowings, as the assets being transferred contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances being transferred. The interest rate on borrowings outstanding under these agreements was 7.5%% at January 31, 2023. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior months borrowing base and what receivables are being sold during the new borrowing base period to replenish them. If additional receivables are sold to replenish receipts, the funds from the concentration account will be returned to the Company from the restricted concentration account by the administration agent. The reserve balances were $6.2 million at January 31, 2023 and are classified as restricted cash on the balance sheet.

(17) Long-Term Liabilities

Other long-term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022
Uncertain tax positions; including interest and penalties – long-term	$7,532	$9,199
Fair value of hedge instruments	1,554	-
Other	2,465	1,926
Total other long-term liabilities	$11,551	$11,125

(18) Shareholders’ Equity

Skillsoft Corp. (Successor)

Capitalization

As of January 31, 2023, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 163,655,881 shares of Class A common stock were issued and outstanding. As of January 31, 2023, the Company had no shares of Class B or C outstanding.

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

The warrants included a provision whereby, in the event of a sale of the Company meeting certain conditions (“Favored Sale”), the warrants would be cancelled for no consideration, however, in such an event, the holders of Class B shares would receive a higher share of any consideration paid in the form of common stock by the acquiring company. The conditions of the Favored Sale were established in anticipation of a Churchill merger and mirror the ultimate agreement executed on October 12, 2020. The Board of Directors and required level of warrant holders amended the warrants such that the deadline a Favored Sale to occur was extended to October 12, 2020. An amendment to extend the date by which a Favored Sale could occur represented a modification to both the warrants and the participation right held by the Class B holders. Management measured the impact of the modification to both the freestanding warrants and the participation right held by the Class B holders by comparing their fair values immediately before and after the modification. The net impact of the increase in the value of the participation right held by Class B stockholders, of $13.3 million, and the decrease in the value of the warrants, of $7.4 million, is reflected as a decrease of $5.9 million in earnings attributable to Class A common stockholders and an increase to $5.9 million earnings attributable to Class B common stockholders for earnings per share purposes. The $7.4 million decrease in the value of warrants is reflected as a capital contribution and is reflected as an increase to additional-paid-in-capital in the period from August 28, 2020 through January 31, 2021 (Predecessor SLH).

As a result of the Skillsoft Merger, the warrants were terminated for no consideration on June 11, 2021.

Share Capital

As of January 31, 2021, Predecessor (SLH)’s authorized share capital consisted of 1,000,000,000 common shares with a par value $0.01 each. This consists of 800,000,000 Class A shares and 200,000,000 Class B shares. As of January 31, 2021, 4,000,000 common shares were issued and outstanding. This consists of 3,840,000 Class A shares and 160,000 Class B shares.

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

Share Repurchase Authorization

On September 7, 2022, the Board of Directors authorized Skillsoft to repurchase up to $30 million of its Class A common stock, which authorization will expire September 7, 2023 unless extended. Under the program, the Company may purchase shares in the open market, in private negotiated transactions, or by other means from time to time. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of Class A common stock, general market conditions, alternative uses for capital such as reducing debt, the Company’s financial performance, and other considerations. The share repurchase program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company repurchased 1,630,275 of its shares for $2.8 million during the fiscal year ended January 31, 2023 (Successor).

(19) Warrants

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

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at January 31,
Type	Shares	Price	Price	Date	2023
Private Placement Warrants – Sponsor	15,846	$11.50	None	6/11/2026	$4,754

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor”) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 of warrants were issued at the closing in connection with the repayment of a promissory note due to the Sponsor. 1,000,000 of the Private Placement Warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions were dependent upon the characteristics of the holder of the warrant. During the fiscal year ended January 31, 2023, 453,596 Private Placement Warrants were transferred to public holders (included "Public Warrants" in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,454	$11.50	$18.00	6/11/2026
Private Placement Warrants (PIPE)	16,667	$11.50	$18.00	6/11/2026
Private Placement Warrants (Global Knowledge)	5,000	$11.50	None	10/12/2025
Private Placement Warrants (CEO)	1,000	$11.50	None	6/11/2026
Total	46,121

A description of each category of warrants issued and outstanding is as follows:

●

Public Warrants – Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”), resulting in the issuance of 23,000,000 warrants. Prior to the Skillsoft Merger, Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which states that in in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside of the control of the Company (which had more than one class of outstanding common stock prior to the Merger), where all warrant holders would be entitled to cash, while only certain of the holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants could now meet equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance. During the fiscal year ended January 31, 2023, 453,596 Private Placement warrants were transferred to public holders, resulting in a total of 23,453,596 Public Warrants.

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

●

Private Placement Warrants (CEO) - Effective at the closing of the Skillsoft Merger and Global Knowledge Merger, the Sponsor committed to transfer 1,000,000 fully vested Private Placement Warrants to the CEO pursuant his employment agreement with the Company. The warrants are subject to ASC 718 Stock Compensation and the Company recognized stock-based compensation expense of $2.8 million for the period from June 12, 2021 through January 31, 2022 (Successor).

Public Warrants and PIPE Private Placement Warrants (hereinafter referred to as “Redeemable Warrants”) are currently exercisable and may only be exercised for a whole number of shares. The Company may redeem these warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●

if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30‑trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

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

The Sponsor and CEO Private Placement Warrants have the same terms as the Public Warrants, except they will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Sponsor Private Placement Warrants are transferred to someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Global Knowledge Private Placement Warrants are not redeemable, even upon a transfer in ownership.

(20) Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”) and issued Stock Options, RSUs and PSU’s to employees. The 2020 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Equity-Based Awards, and Cash-Based Incentive Awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided herein. As of January 31, 2023, a total of 10,859,179 shares of common stock were available for issuance under the 2020 Plan.

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

The following table summarizes the stock option activity for the fiscal year ended January 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding, January 31, 2022	2,825,752	$10.76	9.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(503,776)	10.86	—	—
Expired	—	—	—	—
Outstanding, January 31, 2023	2,321,976	10.74	8.4	—

Vested and Exercisable, January 31, 2023	948,226	10.72	8.4	—

The total unrecognized equity-based compensation costs related to the stock options was $4.3 million based on the $3.36 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table summarizes the RSU activity for the fiscal year ended January 31, 2023:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	5,091,852	$10.76	$37,782
Granted	12,953,973	5.01
Vested	(2,612,810)	10.68
Forfeited	(3,266,892)	6.68
Unvested balance, January 31, 2023	12,166,123	6.01	23,359

The total unrecognized stock-based compensation costs related to RSUs was $63.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Market-based Restricted Stock Units

Market-based restricted stock units (“MBRSUs”) vest over a three-year or four-year performance period, subject to continued employment through each anniversary and achievement of market conditions, especially the Company's stock price and an objective relative total shareholder return. The fair value of MBRSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following table summarizes the MBRSU activity for the fiscal year ended January 31, 2023:

		Weighted-	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2022	1,095,978	$8.43	$8,132
Granted	2,115,551	5.07
Vested	—	—
Forfeited	(953,071)	6.59
Unvested balance, January 31, 2023	2,258,458	6.75	4,336.2

The total unrecognized stock-based compensation costs related to MBRSUs was $10.7 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Performance-based Restricted Stock Units

The Company issued 49,876 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 through January 31, 2022 (Successor). The awards vest upon the achievement of specified corporate goals. Of the 49,876 performance-based restricted stock units, 12,500 shares were vested and 12,500 shares were canceled on January 31, 2022. The remaining 24,876 shares were vested when the specified corporate goals were achieved in June 2022. In the year ended  January 31, 2023, $0.3 million in stock-based compensation expense was recognized for these remaining shares.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020
Cost of revenues	$232	$—	$—	$—	$—
Content and software development	8,850	895	—	—	—
Selling and marketing	7,336	2,043	—	—	—
General and administrative	20,204	11,726	—	—	—
Total	$36,622	$14,664	$—	$—	$—

The stock-based compensation for the fiscal year ended January 31, 2023 (Successor) includes $1.6 million of fair value adjustment for the cash consideration exceeded the fair value of the legacy Codecademy options, which is classified as a post-combination expense.

Stock-based compensation expense for the period from June 12, 2021 through January 31, 2022 (Successor) includes $2.8 million attributable to 1,000,000 warrants issued to the chief executive officer that vested upon completion of the merger and his commencement of employment with the Company.

(21) Revenue

Revenue Components and Performance Obligations

Subscription services

The Company offers subscriptions that provide customers access to a broad-based spectrum of learning options including access to cloud-based learning contend and talent management solutions. The Company’s cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfill its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

Virtual, on-demand and classroom, and individualized coaching

The Company’s virtual, on-demand and classroom training, and individualized coaching provide customers with technical training and leadership coaching. Revenue is recognized in the period in which the services are performed. Billing is in advance of the services being provided or immediately after the services have been provided.

Professional services

The Company also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period as a proportion of the total services to be provided (proportional performance method). These services usually consist of implementation, integration, and general consulting. Mostly, the Company’s professional service engagements are short in duration. Billing is commonly in advance of the services being provided.

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
SaaS and subscription services	$365,447	$208,229	$97,406	$69,698	$188,925
Virtual, on-demand and classroom, and individualized coaching	170,746	132,586	—	—	—
Professional services	18,931	11,028	5,088	3,552	8,747
Total net revenues (1)	$555,124	$351,843	$102,494	$73,250	$197,672

The following table sets forth our revenues by geographic region for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) , (in thousands):

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	to January 31, 2021	to August 27, 2020
Revenue:
United States	$356,604	$212,055	$77,488	$55,751	$155,333
Europe, Middle East and Africa	148,154	102,982	14,283	10,354	26,159
Other Americas	30,512	24,922	5,197	3,237	5,784
Asia-Pacific	19,854	11,884	5,526	3,908	10,396
Total net revenues	$555,124	$351,843	$102,494	$73,250	$197,672

Deferred Revenue

Deferred revenue activity for the fiscal year ended January 31, 2023 was as follows (in thousands):

Deferred revenue at January 31, 2022 (Successor)	$260,949
Codecademy acquired balance	18,396
Billings deferred	558,233
Recognition of prior deferred revenue	(555,124)
Deferred revenue at January 31, 2023 (Successor)	$282,454

Deferred revenue performance obligations relate predominately to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the fiscal year ended January 31, 2023 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2022 (Successor)	$13,248
Contract acquisition costs	30,950
Recognition of contract acquisition costs	(19,604)
Deferred contract acquisition costs at January 31, 2023 (Successor)	$24,594

(22) Fair Value Measurements

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2023 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Interest rate swaps - liability	$1,554	$—	$1,554
Liability classified warrants	—	4,754	4,754
Total assets and liabilities recorded at fair value	$1,554	$4,754	$6,308

Warrants

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	January 31, 2023
Private Placement Warrants – Sponsor	15,846	$11.50	None	6/11/26	$4,754

The Company classifies Sponsor Private Placement Warrants as liabilities in accordance with ASC Topic 815. See Note 19 "Warrants" for more detail. The inputs for determining fair value of these warrants are classified as Level 3 inputs. The Company estimates the fair value of the Sponsor Private Placement Warrants using a Black-Scholes option pricing model and the following assumptions:

	January 31, 2023	January 31, 2022
Risk-free interest rates	3.80%	1.54%
Expected dividend yield	—	—
Volatility factor	76%	43%
Expected lives (years)	3.4	4.4
Value per unit	$0.30	$1.73

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

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the Period from
February 1, 2021
to June 11, 2021
Balance as of January 31, 2021 (Predecessor (SLH))	$900
Gain on termination	(900)
Balance as of June 11, 2021 (Predecessor (SLH))	$—

For the Year Ended
January 31, 2023
Balance as of January 31, 2022 (Successor)	28,199
Unrealized gains	(23,445)
Balance as of January 31, 2023 (Successor)	$4,754

Interest Rate Swap

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on the first $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the fiscal year ended January 31, 2023 (Successor), the Company recognized a loss of $1.6 million, attributable to the Interest Rate Swaps.

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

Other Financial Instruments

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2023, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of January 31, 2023, was $528.3 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(23) Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates results using the operating segment structure as the primary basis for which the allocation of resources and financial results are assessed.

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

The following table presents summary results for each of the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), (in thousands):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021	August 28, 2020	February 1, 2020
	January 31, 2023	January 31, 2022	to June 11, 2021	January 31, 2021	to August 27, 2020
Skillsoft
Revenues	$384,378	$219,257	$102,494	$73,250	$197,672
Operating expenses	1,101,218	257,967	140,484	161,190	401,498
Operating income (loss)	(716,840)	(38,710)	(37,990)	(87,940)	(203,826)
Global Knowledge
Revenues	170,746	132,586	—	—	—
Operating expenses	258,025	149,372	—	—	—
Operating income (loss)	(87,279)	(16,786)	—	—	—
Consolidated
Revenues	555,124	351,843	102,494	73,250	197,672
Operating expenses	1,359,243	407,339	140,484	161,190	401,498
Operating income (loss)	(804,119)	(55,496)	(37,990)	(87,940)	(203,826)
Total non-operating income	4,969	(1,881)	(167)	662	1,397
Interest expense, net	(53,493)	(23,114)	(16,703)	(19,853)	(168,171)
Fair value adjustment of warrants	23,158	17,441	900	2,900	—
Fair value adjustment of hedge	(1,554)	—	—	—	—
Reorganization items, net	—	—	—	—	3,361,251
Benefits from (provision for) income
taxes	40,973	4,304	3,521	14,477	(60,693)
Net income (loss) from continuing operations	(790,066)	(58,746)	(50,439)	(89,754)	2,929,958
Gain on sale of business	56,619	—	—	—	—
Income (loss) from discontinued operations	8,483	11,940	1,175	(3,968)	(165,946)
Net income (loss)	$(724,964)	$(46,806)	$(49,264)	$(93,722)	$2,764,012

Skillsoft segment depreciation for the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the period from August 28, 2020 through January 31, 2021 (Predecessor (SLH)), and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)) and the period from February 1, 2020 through August 27, 2020 (Predecessor (PL)), was $3.0 million, $1.8 million, $1.8 million, $2.0 million, and $2.7 million, respectively.

Global Knowledge segment depreciation for the fiscal year ended January 31, 2023 (Successor) and the period from June 12, 2021 through January 31, 2022 (Successor) was $1.8 million and $2.0 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following table sets forth the Company’s segment assets as of  January 31, 2023 and January 31, 2022 (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022

Skillsoft	$1,434,920	$1,648,160
Global Knowledge	207,767	344,902
Assets classified as held for sale	—	228,886
Total assets	$1,642,687	$2,221,948

The following table sets forth the Company’s long-lived tangible assets by geographic region as of January 31, 2023 and  January 31, 2022 (in thousands):

	Successor	Successor
	January 31, 2023	January 31, 2022

United States	$7,117	$9,482
Rest of world	3,033	1,993
Total long-lived tangible assets	$10,150	$11,475

(24) Net Loss Per Share

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal 2023	Fiscal 2022		Fiscal 2021
	Successor	Successor	Predecessor (SLH)	Predecessor (SLH)	Predecessor (PL)
	From	From	From	From	From
	February 1, 2022	June 12, 2021	February 1, 2021	August 27, 2020	February 1, 2020
	to January 31,	to January 31,	to June 11,	to January 31,	to August 27,
	2023	2022	2021	2021	2020
Net income (loss) from continuing operations	$(790,066)	$(58,746)	$(50,439)	$(89,754)	$2,929,958
Net income (loss) from discontinued operations	65,102	11,940	1,175	(3,968)	(165,946)
Net income (loss)	$(724,964)	$(46,806)	$(49,264)	$(93,722)	$2,764,012

Net income (loss) share class (Predecessor (SLH) only)
Net loss for Class A - Continuing operations			$(48,421)	$(86,164)
Net income (loss) for Class A - Discontinued operations			1,128	(3,809)
Loss on modifications of terms of participation rights held by Class B shareholders and warrants			—	(5,900)
Net loss attributable to Class A			$(47,293)	$(95,873)

Net loss for Class B - Continuing operations			$(2,018)	$(3,590)
Net income (loss) loss for Class B - Discontinued operations			47	(159)
Gain on modifications of terms of participation rights held by Class B shareholders and warrants			—	5,900
Net income (loss) attributable to Class B			$(1,971)	$2,151

Weighted average common shares outstanding:
Ordinary – Basic and Diluted (Successor)	158,880	133,143	*	*	*
Class A – Basic and Diluted (Predecessor (SLH))	*	*	3,840	3,840	*
Class B – Basic and Diluted (Predecessor (SLH))	*	*	160	160	*
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	*	*	100.1

Net income (loss) per share:
Ordinary – Basic and Diluted (Successor) - Continuing operations	$(4.97)	$(0.44)	*	*	*
Ordinary – Basic and Diluted (Successor) - Discontinued operations	0.41	0.09	*	*	*
Ordinary – Basic and Diluted (Successor)	$(4.56)	$(0.35)	*	*	*
Class A – Basic and Diluted (Predecessor (SLH)) - Continuing operations	*	*	$(12.61)	$(23.98)	*
Class A – Basic and Diluted (Predecessor (SLH)) - Discontinued operations	*	*	0.29	(0.99)	*
Class A – Basic and Diluted (Predecessor (SLH))	*	*	$(12.32)	$(24.97)	*
Class B – Basic and Diluted (Predecessor (SLH)) - Continuing operations	*	*	$(12.61)	$14.43	*
Class B – Basic and Diluted (Predecessor (SLH)) - Discontinued operations	*	*	0.29	(0.99)	*
Class B – Basic and Diluted (Predecessor (SLH))	*	*	$(12.32)	$13.44	*
Ordinary – Basic and Diluted (Predecessor (PL)) - Continuing operations	*	*	*	*	$29,270.31
Ordinary – Basic and Diluted (Predecessor (PL)) - Discontinued operations	*	*	*	*	(1,657.80)
Ordinary – Basic and Diluted (Predecessor (PL))	*	*	*	*	$27,612.51

*	Not Applicable

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

During the fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor (SLH)), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor (SLH)
	From	From	From
	February 1, 2022	June 12, 2021	February 1, 2021
	to January 31,	to January 31,	to June 11,
	2023	2022	2021
Warrants to purchase common shares	61,967	61,967	706
Stock Options	2,322	2,826	—
RSU’s	14,425	6,558	—
Total	78,714	71,351	706

(25) Related Party Transactions

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

Agreement with Largest Shareholder

In December 2021, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learnings B.V., and its affiliates for $0.7 million over three years.

Codecademy Transaction

An affiliate of our largest shareholder, MIH Learning B.V. also owned approximately 23.8% of the outstanding equity of Codecademy which we acquired on April 4, 2022, as discussed in Note 5 and elsewhere.

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

(26) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of January 31, 2023 through the date this Annual Report on Form 10‑K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2023, and events which occurred subsequently but were not recognized in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2023. The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our CEO and CFO, and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, under the oversight of our principal executive and principal financial officers, and Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, management concluded that a material weakness existed related to controls over the Global Knowledge North America financial close processes. The accounting personnel responsible did not properly compute the foreign exchange effects of intangible assets recorded in connection with the Global Knowledge acquisition as well as not reconciling certain balance sheet accounts at an appropriate level of precision. The related errors primarily affected recorded amounts of intangible assets, accumulated other comprehensive income, amortization expense and accrued expenses. These errors were corrected by management as of January 31, 2023. There were no changes to previously released financial statements.

Management, including our CEO and CFO, promptly enacted a robust set of remediation actions and performed additional analyses as well as other procedures. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Remediation of Material Weakness in Internal Control Over Financial Reporting

With the oversight of senior management and our audit committee, we have initiated and will continue to implement actions to remediate the underlying cause of the material weakness. We have hired additional qualified accounting and financial personnel with extensive experience in technical accounting, financial reporting, and in implementing procedures and controls in the financial close process, including a Chief Accounting Officer, Corporate Controller, and a SOX Program Director. We have also implemented enhanced reconciliation controls and enhanced review controls and financial close checklists to ensure all necessary reviews and reconciliations are occurring as designed. We will continue to provide more comprehensive training to our personnel to ensure process owners and control operators have robust understanding of the documentation requirements. Additionally, we will continue to consult with a professional accounting services firm to help assess our internal controls environment and to ensure the procedures and controls are working as designed as we centralize accounting systems, processes and accounting teams.

The measures we have implemented and will continue to implement are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating the underlying cause of the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above which identified in the fourth quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the fourth quarter of the year ended January 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in a cost-effective control system, any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will prevent or detect all misstatements, due to error or fraud, from occurring in the consolidated financial statements. Additionally, management is required to use judgment in evaluating controls and procedures.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the sections captioned “Nominees and Continuing Directors,” “Executive Officers,” “Code of Business Conduct and Ethics,” “Stockholder Nominations” and “Audit Committee” of Skillsoft’s Proxy Statement for the 2023 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2023.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the sections captioned “Compensation of Outside Directors,” “Compensation Discussion & Analysis” and “Executive Compensation Tables” of Skillsoft’s Proxy Statement for the 2023 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the sections captioned “Security Ownership” and “Equity Compensation Plan Information” of Skillsoft’s Proxy Statement for the 2023 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the sections captioned “Related-Party Transactions” and “Governance of the Company – Director Independence” of Skillsoft’s Proxy Statement for the 2023 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2023.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the sections captioned “Agenda Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of Skillsoft’s Proxy Statement for the 2023 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10‑K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

(b). Exhibits.

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A.	8-K	001-38960	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of June 12, 2022, by and among Skillsoft Corp., Skillsoft (US) Corporation, Amber Holding Inc., and Cornerstone OnDemand, Inc.	8-K	001-38960	2.1	6/13/2022
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp.	8-K	001-38960	3.1	6/17/2021
3.2	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1	Description of Securities	10-K	001-38960	4.1	4/18/2022
4.2*	Specimen Class A Common Stock Certificate
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1	Credit Agreement, dated as of July 16, 2021, by and among Skillsoft Finance II, Skillsoft Finance I, Inc., the lenders party thereto and Citibank, N.A.	8-K	001-38960	10.1	7/19/2021
10.2	Amendment No. 1 to Credit Agreement, dated as of April 4, 2022, by and among Skillsoft Finance II, Inc., as borrower, the other credit parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent	8-K	001-38960	10.1	4/5/2022
10.3	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder	8-K	001-38960	10.1	10/16/2020
10.4	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V.	8-K	001-38960	10.4	10/16/2020
10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders	8-K	001-38960	10.2	10/16/2020
10.6	Registration Rights Agreement, dated as of April 4, 2022, by and among Skillsoft Corp. and certain security holders named therein	8-K	001-38960	10.2	4/5/2022
10.7#	Executive Employment Agreement, dated as of October 13, 2020, by and between Jeffrey R. Tarr and Churchill Capital Corp II	8-K	001-38960	10.9	10/16/2020
10.8#	Offer Letter by and between Skillsoft Corp. and Richard Walker dated as of October 10, 2022	8-K	001-38960	10.2	10/11/2022
10.9#	Term Sheet for Employment Agreement with Apratim Purakayastha, dated May 15, 2021	10-Q	001-38960	10.4	6/9/2022
10.10#	Offer Letter by and between Skillsoft Corp. and Gary W. Ferrera dated as of August 3, 2021	8-K	001-38960	10.1	8/5/2021
10.11#	Letter Agreement by and between Skillsoft Corp. and Gary W. Ferrera, dated October 10, 2022	8-K	001-38960	10.1	10/11/2022
10.12#	Form of Indemnity Agreement for Directors and Officers	10-Q	001-38960	10.14	9/14/2021
10.13#	Skillsoft Corp. 2020 Omnibus Incentive Plan	S-1/A	333-257718	10.12	7/6/2021
10.14#	Form of Restricted Stock Unit Award Agreement (Time based)	10-Q	001-38960	10.24	9/14/2021
10.15#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY2022 Grants)	10-Q	001-38960	10.25	9/14/2021
10.16#	Restricted Stock Unit Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.26	9/14/2021
10.17#	Form of Option Award Agreement	10-Q	001-38960	10.27	9/14/2021
10.18#	Option Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.28	9/14/2021
10.19*#	Form of Non-Employee Director Restricted Stock Unit Award Agreement
10.20*#	Form of Restricted Stock Unit Award Agreement (Performance-Based)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLSOFT CORP
(Registrant)
By:	/s/ Jeffrey R. Tarr
Jeffrey R. Tarr
Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ Jeffrey R. Tarr	Chief Executive Officer and Director	April 14, 2023
Jeffrey R. Tarr	(Principal Executive Officer)

/s/ Richard George Walker	Chief Financial Officer	April 14, 2023
Richard George Walker	(Principal Financial Officer)

/s/ Jose A. Torres Jr.	Chief Accounting Officer	April 14, 2023
Jose A. Torres Jr.	(Principal Accounting Officer)

/s/ Ronald W. Hovsepian	Director	April 14, 2023
Ronald W. Hovsepian

/s/ Lawrence C. Illg	Director	April 14, 2023
Lawrence C. Illg

/s/ Helena B. Foulkes	Director	April 14, 2023
Helena B. Foulkes

/s/ Patrick Kolek	Director	April 14, 2023
Patrick Kolek

/s/ Michael Klein	Director	April 14, 2023
Michael Klein

/s/ Karen G. Mills	Director	April 14, 2023
Karen G. Mills

/s/ Peter Schmitt	Director	April 14, 2023
Peter Schmitt

/s/ Lawrence H. Summers	Director	April 14, 2023
Lawrence H. Summers