Form 10-Q
period 2023-04-30
Skillsoft Corp.
filed 2023-06-06
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38960

Skillsoft Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-4388331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 E. Belleview Ave, Suite 600

Greenwood Village, Colorado 80111

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of registrant’s common stock outstanding as of May 30, 2023 was 159,588,136.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2023

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

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” in our Form 10‑K for the fiscal year ended January 31, 2023. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the Annual Report and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results. Additionally, statements as to market share, industry data and our market position are based on the most current data available to us and our estimates regarding market position or other industry data included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	April 30, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$178,049	$170,359
Restricted cash	9,051	7,197
Accounts receivable, net of allowance for credit losses of approximately $291 and $221 as of April 30, 2023 and January 31, 2023, respectively	109,981	183,592
Prepaid expenses and other current assets	48,037	44,596
Total current assets	345,118	405,744
Property and equipment, net	6,920	10,150
Goodwill	458,227	457,744
Intangible assets, net	703,369	738,066
Right of use assets	10,153	14,633
Other assets	16,574	16,350
Total assets	$1,540,361	$1,642,687
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,015	$6,404
Borrowings under accounts receivable facility	45,237	39,693
Accounts payable	14,194	18,338
Accrued compensation	21,397	34,325
Accrued expenses and other current liabilities	35,793	41,474
Lease liabilities	4,177	4,198
Deferred revenue	245,539	280,676
Total current liabilities	374,352	425,108

Long-term debt	580,715	581,817
Warrant liabilities	1,902	4,754
Deferred tax liabilities	69,224	73,976
Long term lease liabilities	11,812	11,947
Deferred revenue - non-current	1,689	1,778
Other long-term liabilities	11,467	11,551
Total long-term liabilities	676,809	685,823
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock- Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 159,578,765 shares issued and outstanding at April 30, 2023, and 163,655,881 shares issued and outstanding at January 31, 2023	14	14
Additional paid-in capital	1,530,413	1,521,574
Accumulated deficit	(1,016,417)	(972,193)
Treasury shares	(10,891)	(2,845)
Accumulated other comprehensive income (loss)	(13,919)	(14,794)
Total shareholders’ equity	489,200	531,756
Total liabilities and shareholders’ equity	$1,540,361	$1,642,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Revenues:
Total revenues	$135,554	$134,838
Operating expenses:
Costs of revenues	37,824	38,009
Content and software development	17,035	16,331
Selling and marketing	45,927	39,561
General and administrative	25,296	29,346
Amortization of intangible assets	38,245	39,558
Acquisition-related costs	1,391	13,312
Restructuring	5,218	3,956
Total operating expenses	170,936	180,073
Operating income (loss)	(35,382)	(45,235)
Other income (expense), net	(375)	1,052
Fair value adjustment of warrants	2,852	10,106
Fair value adjustment of hedge instruments	270	—
Interest income	645	160
Interest expense	(15,936)	(11,514)
Income (loss) before provision for (benefit from) income taxes	(47,926)	(45,431)
Provision for (benefit from) income taxes	(4,384)	(22,337)
Income (loss) from continuing operations	(43,542)	(23,094)
Gain (loss) on sale of business	(682)	—
Income (loss) from discontinued operations, net of tax	—	1,451
Net income (loss)	$(44,224)	$(21,643)

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(0.27)	$(0.16)
Ordinary – Basic and diluted - discontinued operations	—	0.01
Ordinary – Basic and diluted	$(0.27)	$(0.15)
Weighted average common shares outstanding:
Ordinary – Basic and diluted	163,154	142,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Comprehensive income (loss):
Net income (loss)	$(44,224)	$(21,643)
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	875	(2,248)
Comprehensive income (loss)	$(43,349)	$(23,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In		Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Par Value	Capital	(Deficit)	Shares	Income (Loss)	(Deficit)
Balance January 31, 2022	133,258,027	—	$11	$1,306,146	$(247,229)	$-	$970	$1,059,898
Share-based compensation	—	—	—	6,898	—	—	—	6,898
Common stock issued	179,167	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(51,316)	—	—	(309)	—	—	—	(309)
Common stock issued in connection with Codecademy acquisition	30,374,427	—	3	182,547	—	—	—	182,550
Fair value of share-based awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Translation adjustment	—	—	—	—	—	—	(2,248)	(2,248)
Net income (loss)	—	—	—	—	(21,643)	—	—	(21,643)
Balance April 30, 2022	163,760,305	—	$14	$1,495,820	$(268,872)	$-	$(1,278)	$1,225,684

Balance January 31, 2023	165,286,156	(1,630,275)	$14	$1,521,574	$(972,193)	$(2,845)	$(14,794)	$531,756
Share-based compensation	—	—	—	9,128	—	—	—	9,128
Common stock issued	450,767	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(162,628)	—	—	(289)	—	—	—	(289)
Repurchase of common stock	—	(4,365,255)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	875	875
Net income (loss)	—	—	—	—	(44,224)	—	—	(44,224)
Balance April 30, 2023	165,574,295	(5,995,530)	$14	$1,530,413	$(1,016,417)	$(10,891)	$(13,919)	$489,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Cash flows from operating activities:
Net income (loss)	$(44,224)	$(21,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	9,128	6,898
Depreciation and amortization	1,144	2,533
Amortization of intangible assets	38,245	43,854
Provision for (recovery of) doubtful accounts	70	(320)
Provision for (benefit from) income taxes – non-cash	(4,934)	(26,434)
Non-cash interest expense	664	415
Non-cash lease and property and equipment impairment charges	4,819	—
Gain (loss) on sale of business	682	—
Fair value adjustment to warrants	(2,852)	(10,106)
Unrealized loss on derivative instrument	(270)	—
Changes in assets and liabilities, net of effects from acquisitions:
Right-of-use asset	43	2,836
Accounts receivable	73,624	84,107
Prepaid expenses and other current assets	297	(367)
Accounts payable	(4,340)	2,042
Accrued expenses, including long-term	(16,367)	(22,768)
Lease liability	(156)	(3,053)
Deferred revenue	(34,109)	(50,112)
Net cash provided by (used in) operating activities	21,464	7,882
Cash flows from investing activities:
Purchase of property and equipment	(1,636)	(1,613)
Internally developed software - capitalized costs	(2,683)	(2,286)
Sale of SumTotal, net of cash transferred	(5,137)	—
Acquisition of Codecademy, net of cash received	—	(198,633)
Net cash used in investing activities	(9,456)	(202,532)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(296)	(309)
Payments to acquire treasury stock	(7,155)	—
Proceeds from issuance of term loans, net of fees	—	157,088
Proceeds from accounts receivable facility, net of borrowings	5,544	(46,639)
Principal payments on Term loans	—	(1,601)
Net cash provided by (used in) financing activities	(1,907)	108,539
Effect of exchange rate changes on cash and cash equivalents	(557)	(2,157)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,544	(88,268)
Cash, cash equivalents and restricted cash, beginning of period	177,556	168,923
Cash, cash equivalents and restricted cash, end of period	$187,100	$80,655
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$178,049	$69,517
Restricted cash	9,051	4,848
Cash attributable to discontinued operations	—	6,290
Cash, cash equivalents and restricted cash, end of period	$187,100	$80,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$15,956	$11,272
Cash paid (received) for income taxes, net of refunds	$1,993	$(1,284)
Share issued in connection with business combinations	$—	$182,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Description of Business

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

Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft and its wholly owned subsidiaries. These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

(2)    Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended  January 31, 2023 and should be read in connection with the reading of these interim unaudited financial statements.

Recently Adopted Accounting Guidance

Below we provide a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on the condensed consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We adopted ASU 2016-13 effective February 1, 2023, and the adoption of the standard did not have a material impact on our condensed consolidated financial statements.

Related to ASU 2016-13, there is risk and judgment involved in determining estimates of our allowances for credit losses, which reduce the carrying value of an asset to produce an estimate of the net amount that will be collected over the asset's life. We evaluate the expected credit loss of an asset on an individual basis, except in cases where assets collectively share similar risk characteristics where we pool them together. We evaluate and estimate our allowances for credit loss by considering reasonable, relevant, and supportable available information. The Company maintains an allowance based upon expected credit losses of outstanding accounts receivable. Management derives its estimate using a variety of factors, including historical collection and loss patterns; the current aging of receivables; customer-specific credit risk factors (when warranted); and probable future economic conditions which inform adjustments to historical loss patterns. The provision for expected credit losses is recorded in general and administrative in the accompanying consolidated statements of operations. Accounts receivable deemed to be uncollectible are written off, net of expected or actual recoveries.

Changes in the allowance for credit loss on accounts receivable (in thousands) for the three months ended April 30, 2023 were as follows:

Amount
Balance as of February 1, 2023	$221
Additions (reductions) from provision for credit loss expense	70
Balance as of April 30, 2023	$291

(3)    Business Combinations

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Final Purchase
Description	Price Allocation
Cash, cash equivalents and restricted cash	$4,053
Current assets	3,671
Property and equipment	385
Intangible assets	119,000
Total assets acquired	127,109
Current liabilities	(6,166)
Deferred revenue	(18,396)
Deferred tax liabilities	(21,621)
Total liabilities assumed	(46,183)
Net assets acquired	80,926
Goodwill	305,058
Total purchase price	$385,984

The values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life (in years)
Tradename	$44,000	13.8
Developed technology	43,000	5.0
Content	17,000	5.0
Customer relationships	15,000	5.8
Total	$119,000

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

In the three months ended April 30, 2022, the Company incurred $7.7 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting, and other professional services. These costs are included in the "acquisition-related costs" in the accompanying condensed consolidated statement of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information below is presented in accordance with Regulation S-X, Article 11 to enhance comparability for all periods by including operating results for Codecademy as if the merger had closed on February 1, 2022 (in thousands):

Unaudited Pro Forma
Statement of Operations
Three Months Ended April 30,
2022
Revenue	$142,896
Net loss from continuing operations	(19,251)

The unaudited pro forma financial information does not assume any impacts from revenue, cost, or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated on February 1, 2022. The unaudited pro forma financial information includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and interest expense on the new debt financing. The pro forma results of operations also exclude acquisition-related costs other than the transaction costs specific to the business combinations occurring in April 2022. These transaction costs are presented as if they occurred in February 2022.

(4)    Discontinued Operations

On June 12, 2022, Skillsoft entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), pursuant to which, subject to the certain terms and conditions contained therein, Seller agreed to sell, and Buyer agreed to purchase, all of Seller’s right, title and interest in and to one hundred percent (100%) of the outstanding shares of capital stock of SumTotal. The sale was completed on August 15, 2022. Final net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023.

In connection with the sale, the parties to the Purchase Agreement entered into certain other agreements, including a transition services agreement pursuant to which each of Seller and Buyer agreed to provide the other party with certain transition services for a limited period following the closing.

The Company determined that the sale of the SumTotal business met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale, as of June 12, 2022. Accordingly, the Company classified the assets and liabilities of the discontinued operations as held for sale in its consolidated balance sheets at the lower of carrying amount or fair value less cost to sell. Classification for the assets and liabilities in comparative periods retained their previous classification as current or long-term. No losses were recognized upon classification of the discontinued operations' assets and liabilities as held for sale. Depreciation and amortization ceased on assets classified as held for sale. The operating results of SumTotal are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

The financial results of SumTotal are presented as Income from discontinued operations, net of tax on our condensed consolidated Statement of Operations. The following presents financial results of SumTotal for the three months ended April 30, 2022 in our condensed consolidated Statement of Operations (in thousands):

Three Months
Ended
April 30, 2022
Revenues:
Total revenues	$29,076
Operating expenses:
Costs of revenues	9,623
Content and software development	6,436
Selling and marketing	5,322
General and administrative	380
Amortization of intangible assets	4,296
Acquisition-related costs	132
Restructuring	29
Total operating expenses	26,218
Operating income (loss) from discontinued operations	2,858
Other income (expense), net	(49)
Interest income	6
Interest expense	(767)
Income (loss) from discontinued operations before income taxes	2,048
Provision for (benefit from) income taxes	597
Net income (loss) from discontinued operations	$1,451

In addition, the amounts described in other footnotes within these condensed consolidated financial statements have been updated to reflect the amounts applicable to continuing operations, unless otherwise noted.

(5)    Intangible Assets

Intangible assets consisted of the following (in thousands):

	April 30, 2023			January 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed software/ courseware	$376,349	$141,625	$234,724	$374,057	$123,219	$250,838
Customer contracts/ relationships	336,758	53,282	283,476	336,182	42,026	294,156
Vendor relationships	40,103	38,181	1,922	39,887	36,666	3,221
Trademarks and trade names	44,000	2,520	41,480	44,000	1,454	42,546
Publishing rights	41,100	15,504	25,596	41,100	13,449	27,651
Backlog	49,700	36,070	13,630	49,700	32,780	16,920
Skillsoft trademark	84,700	—	84,700	84,700	—	84,700
Global Knowledge trademark	23,206	5,365	17,841	23,080	5,046	18,034
Total intangible assets	$995,916	$292,547	$703,369	$992,706	$254,640	$738,066

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

For fiscal years ended January 31:	Amortization Expense
2024 (nine months remaining)	$115,119
2025	133,447
2026	129,154
2027	82,455
2028	42,472
Thereafter	116,022
Total future amortization	$618,669

Amortization expense related to intangible assets in the aggregate was $38.2 million and $39.6 million for the three months ended April 30, 2023 and 2022, respectively.

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

The Company completed the qualitative assessment discussed above for the three months ended April 30, 2023 and concluded that, there were not indicators of impairment for our reporting units.

A roll forward of goodwill is as follows:

Description	Content & Platform	Instructor-Led Training	Consolidated
Goodwill, net January 31, 2023	$417,340	$40,404	$457,744
Foreign currency translation adjustment	(665)	1,148	483
Goodwill, net April 30, 2023	$416,675	$41,552	$458,227

As of April 30, 2023, there was $569.3 million and $72.1 million of accumulated impairment losses for the Content & Platform (formerly referred to as Skillsoft) and Instructor-Led Training (formerly referred to as Global Knowledge) segments, respectively.

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen during the remainder of fiscal 2024, and if our share price remains below our reporting unit fair value per share, we will need to reassess intangible impairment at the end of each quarter. Subsequent reviews of intangibles could result in impairment during fiscal 2024. Factors that could result in an impairment include, but are not limited to, the following:

●	Prolonged period of our estimated fair value of our reporting units exceeding our market capitalization;
●

Lower expectations for future profitability of bookings or EBITDA, which in part, could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;

●	Deterioration in key assumptions used in our income approach estimates of fair value, such as higher discount rates from higher stock market volatility; and
●

Valuations of significant mergers or acquisitions of companies that provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

(6)    Taxes

For the three months ended April 30, 2023, the Company recorded a tax benefit on continuing operations of $4.4 million on a pretax loss of $48.6 million. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

For the three months ended April 30, 2022, the Company recorded a tax benefit on continuing operations of $22.3 million on a pretax loss of $45.4 million. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

(7)    Restructuring

In connection with strategic initiatives implemented during the three months ended April 30, 2023 and 2022, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded restructuring charges of $5.2 million and $4.0 million during the three months ended April 30, 2023 and 2022, respectively. These restructuring charges are presented separately in the accompanying condensed consolidated statement of operations and include primarily the severance costs of terminated employees and lease termination and lease impairment charges.

(8)    Leases, Commitments and Contingencies

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

Operating lease right-of-use ("ROU") assets and liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The weighted average incremental borrowing rate for its operating leases as of April 30, 2023 and January 31, 2023 was 5.7% and 5.5%, respectively.

The operating leases are included in the caption “Right of use assets”, “Lease liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023. The weighted-average remaining lease term of the Company’s operating leases is 6.0 years as of April 30, 2023. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $1.4 million and related cash payments were $1.3 million for the three months ended April 30, 2023. The lease costs were $2.3 million and related cash payments were $2.3 million for the three months ended April 30, 2022. Lease costs are included within content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance lease related cash payments were included in the financing cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 7 for discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of April 30, 2023:

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2024 (nine months remaining)	$3,826
2025	3,872
2026	2,646
2027	2,542
2028	1,665
Thereafter	4,278
Total future minimum lease payments	18,829
Effects of discounting	(2,840)
Total lease liabilities	$15,989

Current lease liabilities	$4,177
Long-term lease liabilities	11,812
Total lease liabilities	$15,989

Litigation

The Company is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to commercial and contractual disputes, employment matters, intellectual property, and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with GAAP, an estimate is made of the loss and the appropriate accrual is reflected in our condensed consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of all pending claims and litigation, management does not anticipate that the outcome of any current proceedings or known claims, either individually or in aggregate, will materially affect the Company’s financial position, results of operations or cash flows.

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

(9)    Long-Term Debt

Debt consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Term Loan - current portion	$8,015	$6,404
Current maturities of long-term debt	8,015	6,404

Term Loan - long-term portion	592,990	594,601
Original issue discount - long-term portion	(7,956)	(8,286)
Deferred financing costs - long-term portion	(4,319)	(4,498)
Long-term debt	$580,715	$581,817

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

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to Secured Overnight Financing Rate ("SOFR") for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

The Company received $153.2 million of net proceeds (net of $4.0 million of financing costs and $2.8 million of original issuance discounts) from the Term Loan Facility on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition on April 4, 2022.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguished. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $0.1 million and $2.8 million, respectively, will be amortized as additional interest expense over the term of the Initial Term Loans.

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

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as the assets of each subsidiary guarantor.

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus ½ of 1%, (ii) the “prime rate” quoted by the administrative agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for alternative base rate loans. As of April 30, 2023, the balance of $601.0 million of Term B-1 Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a spread of 5.25%, per annum, with a SOFR floor of 0.75%, and quarterly principal repayments of $1.6 million until maturity.

Voluntary prepayment is permitted under the Term Loan Facility. Loan Parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement. These include, among other things, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of  April 30, 2023, the Company is in compliance with all covenants.

The Company’s debt outstanding as of April 30, 2023 matures as shown below (in thousands):

For fiscal years ended January 31:
2024 (nine months remaining)	$8,015
2025	6,404
2026	6,404
2027	6,404
2028	6,404
Thereafter	567,374
Total payments	601,005
Current portion	(8,015)
Unamortized original issue discount and issuance costs	(12,275)
Long-term portion	$580,715

Accounts Receivable Facility

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables for sale with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from sold receivables to a restricted concentration account. Receivables that have been sold to the lenders must be transferred to the restricted concentration account within two business days of being collected by the Company. The Company accounts for these transactions as borrowings, as the assets being transferred contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances being transferred. The interest rate on borrowings outstanding under these agreements was 8.0% at April 30, 2023. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The advance rate was also reduced from 90% to between 50.0% and 85.0% based on the class categorization of the receivable. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior months borrowing base and what receivables are being sold during the new borrowing base period to replenish them. If additional receivables are sold to replenish receipts, the funds from the concentration account will be returned to the Company from the restricted concentration account by the administration agent. The reserve balances were $8.1 million at  April 30, 2023 and are classified as restricted cash on the balance sheet. As of April 30, 2023, $45.2 million was drawn from our accounts receivable facility.

(10)    Shareholders’ Equity

Common Stock

As of April 30, 2023, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock, 3,840,000 shares of Class C common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 159,578,765 shares of Class A common stock were issued and outstanding. As of April 30, 2023, the Company had no shares of Class C outstanding. The number of authorized shares of Class A common stock or preferred stock authorized for issuance may be increased by the affirmative vote of the holders of a majority in voting power of the Company’s capital stock entitled to vote thereon. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

Subject to applicable law, the Company may declare dividends to be paid ratably to holders of Class A common stock out of the Company’s assets that are legally available to be distributed as dividends in the discretion of the Company’s board of directors. Holders of Class C common stock are generally not entitled to dividends.

Warrants

Refer to Note 11, for information related to the equity classified warrants.

Share Repurchases and Repurchase Authorization

On September 7, 2022, the Board of Directors authorized Skillsoft to repurchase up to $30.0 million of its Class A common stock, which will expire September 7, 2023 unless extended. Under the program, the Company may purchase shares in the open market, in private negotiated transactions, or by other means from time to time. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of Class A common stock, general market conditions, alternative uses for capital such as reducing debt, the Company’s financial performance, and other considerations. The share repurchase program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. Under the program, the Company repurchased 4,365,255 of its shares for $8.0 million during the three months ended April 30, 2023. From inception through the first quarter of fiscal 2024, we repurchased 5,995,530 of our shares for $10.9 million. Related to the repurchases during the first quarter of fiscal 2024, 654,838 shares for $0.9 million were settled in May 2023.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments (in thousands) consisted of the following:

	Three Months Ended April 30,
	2023			2022
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(14,794)	$—	$(14,794)	$970	$—	$970
Translation adjustment	875	—	875	(2,248)	—	(2,248)
Balance as of end-of-period	$(13,919)	$—	$(13,919)	$(1,278)	$—	$(1,278)

(11)    Warrants

In connection with the formation of the Company and subsequent acquisitions of Software Luxembourg Holdings S.A. and Albert DE Holdings Inc., warrants to purchase common stock were issued to investors, sellers of Albert DE Holdings Inc. and an executive of the Company. Warrants that are not subject to ASC 718, Stock Compensation and (i) contained features that could cause the warrant to be puttable to the Company for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on the Company’s balance sheet and measured at fair value, with changes in fair value being recorded in the income statement, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at April 30,
Type	Shares	Price	Price	Date	2023
Private Placement Warrants – Sponsor	15,846	$11.50	None	6/11/2026	$1,902

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor”) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 of warrants were issued at the closing in connection with the repayment of a promissory note due to the Sponsor. One million of the Private Placement Warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions were dependent upon the characteristics of the holder of the warrant. As of  April 30, 2023, 453,596 Private Placement Warrants had been transferred to public holders (included in "Public Warrants" in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	23,454	$11.50	$18.00	6/11/2026
Private Placement Warrants (PIPE)	16,667	11.50	18.00	6/11/2026
Private Placement Warrants (Global Knowledge)	5,000	11.50	None	10/12/2025
Private Placement Warrants (CEO)	1,000	11.50	None	6/11/2026
Total	46,121

A description of each category of warrants issued and outstanding is as follows:

●

Public Warrants – Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”), resulting in the issuance of 23,000,000 warrants. Prior to the business combination with Software Luxembourg Holding S.A. on June 11, 2021 (the “Skillsoft Merger"), Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which states that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside of the control of the Company (which had more than one class of outstanding common stock prior to the Skillsoft Merger), where all warrant holders would be entitled to cash, while only certain of the holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants could now meet equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance. During the three months ended April 30, 2023, there was no activity related to the Private Placement Warrants or Public Warrants.

●

Private Placement Warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Churchill Class A common stock. The PIPE Private Placement Warrants are issued in the same form as the Public Warrants.

●

Private Placement Warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE Holdings Inc. (the "Global Knowledge Merger"), 5,000,000 warrants were issued to the former owner of Global Knowledge. These warrants are similar to the Private Placement Warrants except the warrants are not subject to the redemption provisions described above if transferred.

●

Private Placement Warrants (CEO) - Effective at the closing of the Skillsoft Merger and Global Knowledge Merger, the Sponsor committed to transfer 1,000,000 fully vested Private Placement Warrants to the CEO pursuant to his employment agreement with the Company. The warrants are subject to ASC 718, Stock Compensation.

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

(12)    Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of April 30, 2023, a total of 1,697,713 shares of common stock were available for issuance under the 2020 Plan.

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

The following summarizes the stock option activity for the three months ended April 30, 2023:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2023	2,321,976	$10.74	8.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(123,976)	10.51	—	—
Expired	—	—	—	—
Outstanding, April 30, 2023	2,198,000	10.75	8.1	—

Vested and exercisable, April 30, 2023	824,250	10.75	—	—

The total unrecognized equity-based compensation costs related to the stock options was $3.9 million based on the $2.59 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The following summarizes the RSU activity for the three months ended April 30, 2023:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	12,166,123	$6.01	$23,359
Granted	7,692,416	1.53	—
Vested	(450,772)	7.71	—
Forfeited	(785,222)	5.95	—
Unvested balance, April 30, 2023	18,622,545	4.13	22,906

The total unrecognized stock-based compensation costs related to RSUs was $64.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The following summarizes the MBRSUs activity for the three months ended April 30, 2023:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	2,258,458	$6.75	$4,336
Granted	2,271,250	2.26	—
Vested	—	—	—
Forfeited	(44,048)	4.63	—
Unvested balance, April 30, 2023	4,485,660	4.59	5,517

The total unrecognized stock-based compensation costs related to MBRSUs was $10.8 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Cost of revenues	$97	$1
Content and software development	2,012	686
Selling and marketing	1,682	1,259
General and administrative	5,337	4,952
Total	$9,128	$6,898

(13)    Revenue

Revenue Components and Performance Obligations

Subscription services

The Company offers subscriptions that provide customers access to a broad-based spectrum of learning options including access to cloud-based learning content and individualized coaching. The Company’s cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

Virtual, on-demand and classroom

The Company’s virtual, on-demand and classroom training provide customers with technical training. Revenue is recognized in the period in which the services are performed. Billing is in advance of the services being provided or immediately after the services have been provided.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three months ended April 30, 2023 and 2022 (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
SaaS and subscription services	$93,819	$85,254
Virtual, on-demand and classroom	36,981	45,053
Professional services	4,754	4,531
Total net revenues	$135,554	$134,838

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Revenue:
United States	$89,087	$83,315
Europe, Middle East and Africa	34,535	38,026
Other Americas	6,996	8,556
Asia-Pacific	4,936	4,941
Total net revenues	$135,554	$134,838

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three months ended April 30, 2023 was as follows (in thousands):

Deferred revenue at January 31, 2023	$282,454
Billings deferred	100,328
Recognition of prior deferred revenue	(135,554)
Deferred revenue at April 30, 2023	$247,228

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three months ended April 30, 2023 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2023	$24,594
Contract acquisition costs	5,701
Recognition of contract acquisition costs	(5,459)
Deferred contract acquisition costs at April 30, 2023	$24,836

(14)    Fair Value Measurements

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2023 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Interest rate swaps - liability	$1,284	$—	$1,284
Liability classified warrants	—	1,902	1,902
Total assets and liabilities recorded at fair value	$1,284	$1,902	$3,186

Warrants

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	April 30, 2023
Private Placement Warrants – Sponsor	15,846	$11.50	None	6/11/26	$1,902

The Company classifies Sponsor Private Placement Warrants as liabilities in accordance with ASC Topic 815. Refer to Note 11 "Warrants" for more detail. The inputs for determining fair value of these warrants are classified as Level 3 inputs. The Company estimates the fair value of the Sponsor Private Placement Warrants using a Black-Scholes option pricing model and the following assumptions:

April 30, 2023
Risk-free interest rates	3.7%
Expected dividend yield	0.0%
Volatility factor	80.0%
Expected lives (years)	3.1
Value per unit	$0.12

The following reconciles Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the
Three Months Ended
April 30, 2023
Balance as of January 31, 2023	$4,754
Unrealized gains	(2,852)
Balance as of April 30, 2023	$1,902

Interest Rate Swap

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on the first $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three months ended April 30, 2023, the Company recognized a non-cash gain of $0.3 million, attributable to the Interest Rate Swaps.

The inputs for determining fair value of the Interest Rate Swaps are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. The counterparties to these derivative contracts are highly rated financial institutions which we believe carry only a minimal risk of nonperformance.

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  April 30, 2023, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of April 30, 2023, was $524.3 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(15)    Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in determining how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates results using the operating segment structure as the primary basis for which the allocation of resources and financial results are assessed.

The Company has organized its business into two segments: Content & Platform (formerly referred to as Skillsoft content) and Instructor-Led Training (also known as Global Knowledge). All of the Company’s segments market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures used to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no intercompany revenue transactions reported between the Company’s reportable segments.

The Content & Platform business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. This includes individualized coaching as well as technical skill areas assumed in the Codecademy acquisition. In addition, Content & Platform offers Percipio, an intelligent artificial intelligence ("AI")-driven online learning platform that delivers an immersive learning experience through software as a service ("SAAS") solutions. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

The Instructor-Led Training business offers training solutions covering information technology and business skills for corporations and their employees. Instructor-Led Training guides its customers throughout their lifelong technology learning journey by offering relevant and up-to-date skills training through instructor-led (in-person “classroom” or online “virtual”) and self-paced (“on-demand”), vendor certified, and other proprietary offerings. Instructor-Led Training offers a wide breadth of training topics and delivery modalities (classroom, virtual, on-demand) both on a transactional and subscription basis.

The following presents summary results for each of the businesses for the three months ended April 30, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Content & Platform
Revenues	$98,573	$89,785
Operating expenses	129,524	128,420
Operating income (loss)	(30,951)	(38,635)
Instructor-Led Training
Revenues	36,981	45,053
Operating expenses	41,412	51,653
Operating income (loss)	(4,431)	(6,600)
Consolidated
Revenues	135,554	134,838
Operating expenses	170,936	180,073
Operating income (loss)	(35,382)	(45,235)
Total non-operating income (loss)	270	1,212
Interest expense, net	(15,936)	(11,514)
Fair value adjustment of warrants	2,852	10,106
Fair value adjustment of hedge	270	—
Provision for (benefit from) income taxes	4,384	22,337
Net income (loss) from continuing operations	(43,542)	(23,094)
Gain (loss) on sale of business	(682)	—
Income (loss) from discontinued operations	—	1,451
Net income (loss)	$(44,224)	$(21,643)

Content & Platform segment depreciation for the three months ended April 30, 2023 and 2022 was $0.8 million and $0.9 million, respectively.

Instructor-Led Training segment depreciation for the three months ended  April 30, 2023 and 2022 was $0.4 million and $0.5 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  April 30, 2023 and January 31, 2023 (in thousands):

	April 30, 2023	January 31, 2023
Content & Platform	$1,340,440	$1,434,920
Instructor-Led Training	199,921	207,767
Total assets	$1,540,361	$1,642,687

The following sets forth the Company’s long-lived tangible assets by geographic region as of  April 30, 2023 and January 31, 2023 (in thousands):

	April 30, 2023	January 31, 2023
United States	$4,145	$7,117
Rest of world	2,775	3,033
Total long-lived tangible assets	$6,920	$10,150

(16)    Net Loss Per Share

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Net income (loss) from continuing operations	$(43,542)	$(23,094)
Net income (loss) from discontinued operations	(682)	1,451
Net income (loss)	$(44,224)	$(21,643)

Weighted average common shares outstanding:
Ordinary – Basic and diluted	163,154	142,209

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(0.27)	$(0.16)
Ordinary – Basic and diluted - discontinued operations	—	0.01
Ordinary – Basic and diluted	$(0.27)	$(0.15)

During the three months ended April 30, 2023 and 2022, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Warrants to purchase common shares	61,967	61,967
Stock options	2,198	2,826
RSUs	23,108	9,995
Total	87,273	74,788

(17)    Related Party Transactions

Agreement with Largest Shareholder

In December 2021, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.7 million over three years.

Codecademy Transaction

An affiliate of our largest shareholder, MIH Learning B.V. ("Prosus") also owned approximately 23.8% of the outstanding equity of Codecademy which we acquired on April 4, 2022.

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

(18)    Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of April 30, 2023 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of April 30, 2023, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of April 30, 2023, compared with January 31, 2023, and the results of operations for the three months ended April 30, 2023, compared with the corresponding period in fiscal 2023 of Skillsoft Corp. and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “Skillsoft,” “Company,” “we,” “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended January 31, 2023 (“2023 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K.

Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

General

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

For more details, refer to “Part I – Item 1. Business” in our 2023 Form 10-K.

Significant Transactions

The two transactions discussed below both occurred during fiscal 2023.

Completion of the Business Combination

On April 4, 2022, the Company acquired Codecademy, a leading online learning platform for technical skills. Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. Total consideration for the acquisition was approximately $386.0 million, consisting of the issuance of 30,374,427 common shares and a net cash payment of $203.4 million.

Discontinued Operations

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments as set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Final net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations. As a result, SumTotal’s results of operations are presented, net of tax, separate from the results of continuing operations for all periods presented.

The sale of the SumTotal business will enable us to sharpen our focus on accelerating growth in our core business, providing customers with transformative learning experiences that propel organizations and people to grow together.

Results of Operations

Our results of operations as reported in our condensed consolidated financial statements for these periods are prepared in accordance with GAAP.

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	April 30, 2023	April 30, 2022
Revenues:
Total revenues	100.0%	100.0%
Operating expenses:
Costs of revenues	27.9%	28.2%
Content and software development	12.6%	12.1%
Selling and marketing	33.9%	29.3%
General and administrative	18.7%	22.0%
Amortization of intangible assets	28.2%	29.3%
Acquisition-related costs	1.0%	9.9%
Restructuring	3.8%	2.9%
Total operating expenses	126.1%	133.7%
Operating income (loss)	(26.1)%	(33.7)%
Other income (expense), net	(0.3)%	0.8%
Fair value adjustment of warrants	2.1%	7.5%
Fair value of hedge	0.2%	0.0%
Interest income	0.5%	0.1%
Interest expense	(11.8)%	(8.5)%
Income (loss) before provision for (benefit from) income taxes	(35.4)%	(33.8)%
Provision for (benefit from) income taxes	(3.2)%	(16.6)%
Income (loss) from continuing operations	(32.2)%	(17.2)%
Gain (loss) on sale of business	(0.5)%	0.0%
Income (loss) from discontinued operations, net of tax	0.0%	1.1%
Net income (loss)	(32.7)%	(16.1)%

Revenues

We provide, through our Content & Platform and Instructor-Led Training segments, enterprise learning solutions designed to prepare organizations for the future of work, overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Content & Platform generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Content & Platform offerings are predominantly delivered through Percipio, our award-winning, artificial intelligence ("AI")-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our Codecademy and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

Our Instructor-Led Training segment generates revenues from virtual, in-classroom, and on-demand training solutions in information technology geared at foundational, practitioner and expert information technology professionals. Instructor-Led Training’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions a broad selection of customizable courses to meet their technology and development needs.

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

Non-Subscription Revenue. Primarily comprised of instructor-led training offerings, which consist of both in-person and virtual environments. Instructor-led training, including virtual offerings, are first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenues also include professional services related to implementation of our offerings and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following is a summary of our revenues by product and service type for the periods indicated:

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
SaaS and subscription revenues:
Content & Platform	$93,626	$84,884	$8,742	10.3%
Total subscription revenues	93,626	84,884	8,742	10.3%
Non-subscription revenues:
Instructor-Led Training	36,981	45,238	(8,257)	(18.3)%
Content & Platform	4,947	4,716	231	4.9%
Total non-subscription revenues	41,928	49,954	(8,026)	(16.1)%
Total revenues	$135,554	$134,838	$716	0.5%

The increase in total revenues, when comparing the three months ended April 30, 2023 and 2022, were primarily the result of the inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022 and organic growth in our Content & Platform segment due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking. This increase was partially offset by a decline in bookings and revenues in our Instructor-Led Training segment primarily due to changes in training programs at two large technology partners during fiscal 2023.

Operating expenses

Summary of operating expenses

The following provides select operating expenses, which are discussed in the associated captions that immediately follow:

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Cost of revenues	$37,824	$38,009	$(185)	(0.5)%
Content and software development expenses	17,035	16,331	704	4.3%
Selling and marketing expenses	45,927	39,561	6,366	16.1%
General and administrative expenses	25,296	29,346	(4,050)	(13.8)%
Amortization of intangible assets	38,245	39,558	(1,313)	(3.3)%
Acquisition-related costs	1,391	13,312	(11,921)	(89.6)%
Restructuring	5,218	3,956	1,262	31.9%
Total operating expenses	$170,936	$180,073	$(9,137)	(5.1)%

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

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Courseware, instructor fees and outside services	$20,485	$18,630	$1,855	10.0%
Compensation and benefits	13,416	14,131	(715)	(5.1)%
Hosting and software maintenance	2,859	2,159	700	32.4%
Facilities, utilities and other	1,064	3,089	(2,025)	(65.6)%
Total cost of revenues	$37,824	$38,009	$(185)	(0.5)%

Courseware, instructor fees and outside services decreased, when comparing the first quarter of fiscal 2024 to 2023, and reflect declines in our Instructor-Led Training business and a decrease in royalties to publishers. Refer to Subscription and Non-Subscription Revenue above for additional information related to the declines in our Instructor-Led Training business. When comparing these same periods, the decrease in facilities and utilities expenses were primarily attributable to cost savings from consolidation of our facilities. These decreases in cost of revenues were partially offset by an increase in the compensation and benefits and hosting and software maintenance categories, when comparing the three months ended April 30, 2023, to the corresponding period in 2022, which were primarily the result of inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022.

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

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Compensation and benefits	$12,876	$11,284	$1,592	14.1%
Consulting and outside services	2,315	4,004	(1,689)	(42.2)%
Facilities, utilities and other	1,273	484	789	163.0%
Software maintenance	571	559	12	2.1%
Total content and software development expenses	$17,035	$16,331	$704	4.3%

The increases in compensation and benefits, software maintenance expenses and facilities and utilities, when comparing the three months ended April 30, 2023 and 2022, were primarily the result of organic growth in our Content & Platform segment, and to a lesser extent, the inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content & Platform. When comparing these same periods, the reductions in consulting and outside services also contributed to the increase in compensation and benefits.

Selling and marketing

Selling and marketing, or S&M, expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses:

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Compensation and benefits	$33,834	$27,524	$6,310	22.9%
Advertising and promotions	6,635	7,760	(1,125)	(14.5)%
Software maintenance	2,989	1,508	1,481	98.2%
Consulting and outside services	1,294	1,796	(502)	(28.0)%
Facilities, utilities and other	1,175	973	202	20.8%
Total S&M expenses	$45,927	$39,561	$6,366	16.1%

The increases in compensation and benefits, consulting and outside services, and facilities and utilities, when comparing the first quarter of fiscal 2024 to 2023, were primarily the result of inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022 and investments in go to market personnel, enablement programs and increases in travel.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses:

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Compensation and benefits	$14,781	$17,541	$(2,760)	(15.7)%
Consulting and outside services	6,583	6,433	150	2.3%
Insurance	1,303	1,934	(631)	(32.6)%
Facilities, utilities and other	1,261	2,022	(761)	(37.6)%
Software maintenance	893	715	178	24.9%
Franchise, sales, and property tax	475	701	(226)	(32.2)%
Total G&A expenses	$25,296	$29,346	$(4,050)	(13.8)%

The decrease in total G&A expenses, when comparing the first three months of fiscal 2024 to the corresponding period in fiscal 2023, was primarily the result of declines in our Instructor-Led Training segment, lower bonuses and the runoff of a one-year term director and officer insurance associated with the Company's June 11, 2021 business combination. Refer to Subscription and Non-Subscription Revenue above for additional information related to the declines in our Instructor-Led Training segment. These decreases were partially offset by inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022.

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

The increases in amortization of intangible assets were primarily due to the intangible assets that arose from the acquisition of Codecademy completed on April 4, 2022.

Acquisition-related costs

Acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and June 2021 and the subsequent integration related activities. The changes in acquisition-related costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three months ended April 30, 2023 and 2022, have been primarily associated with lease termination or lease impairment charges and employee severance cost. The restructuring charges for the first quarter of fiscal 2024 totaling $5.2 million, included $4.4 million for lease termination and lease impairment charges. The restructuring charges for the first quarter of fiscal 2023 totaling $4.0 million was substantially all related to severance costs of terminated employees.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income.

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Other income (expense), net	$(375)	$1,052	$(1,427)	(135.6)%
Interest income	645	160	485	303.1%
Interest expense	(15,936)	(11,514)	(4,422)	38.4%

The other income (expense) was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. The increase in interest expense, when comparing the first quarter of fiscal 2024 to the first quarter of fiscal 2023, was primarily due to the additional $160 million of term loans in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 9.05% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily attributable to the Company's underlying common stock performance during the three months ended April 30, 2023 and 2022, which decreased the fair value of our liability-classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Fair value adjustment of hedge instruments

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate the variability of cash flows in interest payments on the first $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate ("SOFR") interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the income statement as they occur.

Gain on sale of business

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Final net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. In accordance with ASC 810, we recorded a gain on sale upon completion of the transaction. The $55.9 million gain, including a loss of $0.7 million recognized in the first quarter of fiscal 2024, was calculated by measuring the difference between the fair value of consideration received less the carrying amount of assets and liabilities sold.

Provision for (benefit from) income taxes

	Three Months	Three Months	Dollar
	Ended	Ended	Increase/	Percent
(In thousands, except percentages)	April 30, 2023	April 30, 2022	(Decrease)	Change
Provision for (benefit from) income taxes	$(4,384)	$(22,337)	$17,953	(80.4)%
Effective income tax rate	9.1%	49.2%

The effective income tax rate for the three months ended April 30, 2023 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential and changes in the valuation allowance on the Company’s deferred tax assets.

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

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of April 30, 2023, we had $178.0 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: 1) preservation of capital and protection of principal; 2) maintenance of liquidity that is sufficient to meet cash flow needs; and 3) maximize rate of return. Pursuant to this policy, as of April 30, 2023, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

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

The First Amendment provides for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provides for early opt-in to the Secured Overnight Financing Rate ("SOFR") subject to a 0.75% floor, for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provides for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly amortization payments of $1.6 million through maturity. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

SumTotal Proceeds

On August 15, 2022, we completed the sale of our SumTotal business to a third party and received final net proceeds from the sale of $174.9 million, after final working capital adjustments in April 2023. Under the terms of our Amended Credit Agreement, the net proceeds attributable to the sale of SumTotal required a mandatory prepayment of $31.4 million which was made in August 2022. The remaining net cash proceeds of $140.6 million are subject to reinvestment provisions and may not be used for general corporate purposes. In the event any of the remaining net cash proceeds have not been designated for eligible investments (such as permitted acquisitions, capital expenditures and other such eligible uses as defined in the Amended Credit Agreement) on or before August 15, 2023, such remaining net cash proceeds will be used to prepay outstanding indebtedness under our Amended Credit Agreement. We expect to have sufficient qualifying expenditures under the Amended Credit Agreement such that no additional mandatory prepayment with remaining SumTotal proceeds will be necessary.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivables facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.00% per annum plus the greater of (i) the prime rate or (ii) the sum of 0.5% per annum plus the federal funds rate. The maturity date of the accounts receivable facility is the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million of capacity. As of April 30, 2023, $45.2 million was drawn from our accounts receivable facility.

Share Repurchase Program

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30.0 million of our common stock, which authorization will expire September 7, 2023 unless extended. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice. The amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as reducing debt, and because of changes in cash flows, tax laws, and the market price of our common stock. From inception through April 19, 2023, we repurchased 5,995,530 of our shares for $10.9 million. Related to the repurchases during the first quarter of fiscal 2024, 654,838 shares for $0.9 million were settled in May 2023.

Cash Flows

The following summarizes our cash flows for the periods presented:

	Three Months	Three Months
	Ended	Ended
(In thousands)	April 30, 2023	April 30, 2022
Net cash provided by (used in) operating activities	$21,464	$7,882
Net cash used in investing activities	(9,456)	(202,532)
Net cash provided by (used in) financing activities	(1,907)	108,539
Effect of foreign currency exchange rates on cash and cash equivalents	(557)	(2,157)
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,544	$(88,268)

Cash Flows from Operating Activities

The year-over-year increase in cash flows from operating activities in the first three months of fiscal 2024, compared to the same period in fiscal 2023, was primarily the result of favorability in working capital, net of effects from acquisitions.

Cash flows from operating activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash Flows from Investing Activities

Cash flows from investing activities in the first quarter of fiscal 2024 include $2.7 million of cash payments for internally developed software.

Cash flows from investing activities for the three months ended April 30, 2022 include cash paid of $198.7 million related to the acquisition of Codecademy. See Note 3 “Business Combinations” for more details.

Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Cash flows from investing activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash Flows from Financing Activities

Cash flows from financing activities consist primarily of borrowings and repayments under our debt facilities and our accounts receivable facility, and payments for share repurchases.

The Company received $157.1 million of net proceeds from the Term Loan Facility on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition. See Note 3 “Business Combinations” for more details.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of April 30, 2023 were as set forth below.

	Payments due by Fiscal Year
(In thousands)	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Term Loan Facility	$601,005	$8,015	$12,808	$12,808	$567,374
Operating leases	18,829	3,826	6,518	4,207	4,278
Total	$619,834	$11,841	$19,326	$17,015	$571,652

Contingencies

From time to time, we are party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 8.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, accounting for warrants, income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

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

The Company’s cloud-based solutions generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfill its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from virtual, on-demand and classroom training, and individualized coaching is recognized in the period in which the services are rendered. The Company also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized over time based on a measure of progress that reasonably reflects our advancement toward satisfying the performance obligation.

While the majority of the Company’s revenue relates to SaaS subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

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

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions is included in the provision for income taxes in the condensed consolidated statement of operations.

Intangible Assets, including Goodwill

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

We review indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassess their classification as indefinite-lived assets.

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

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen during the remainder of fiscal 2024, and if our share price remains below our reporting unit fair value per share, we will need to reassess intangible impairment at the end of each quarter. Subsequent reviews of intangibles could result in impairment during fiscal 2024. Factors that could result in an impairment include, but are not limited to, the following:

●	Prolonged period of our estimated fair value of our reporting units exceeding our market capitalization;
●

Lower expectations for future profitability of bookings or EBITDA, which in part, could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;

●	Deterioration in key assumptions used in our income approach estimates of fair value, such as higher discount rates from higher stock market volatility; and
●

Valuations of significant mergers or acquisitions of companies that provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

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

Recent Accounting Pronouncements

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposures to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our interest sensitive long-term debt and accounts receivable facility and to a lesser extent our cash and cash equivalents.

Based on the balance of our long-term debt and accounts receivable facility and taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $3.4 million additional or lower pre-tax interest expense on an annualized basis, respectively. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Notes 9 and Note 14, respectively, to our condensed consolidated financial statements.

Based on the balance of our cash and cash equivalents, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.6 million increase or decrease, respectively, on our interest income on an annualized basis.

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $9.9 million increase or decrease, respectively, on our fair value adjustment of hedge instruments at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in other income/(expenses) in our consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $1.8 million on our pre-tax income (loss) on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2023. The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For details of the Company's material weakness and conclusion that our disclosure controls and procedures are not effective, refer to "Part II - Item 9A. Controls and Procedures to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended April 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in a cost-effective control system, any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will prevent or detect all misstatements, due to error or fraud, from occurring in the condensed consolidated financial statements. Additionally, management is required to use judgment in evaluating controls and procedures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 8 – “Leases, Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2023. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following presents information with respect to the Company’s repurchases of common stock during the quarter ended April 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
February 1 - 28	1,383,998	$1.79	1,383,998	$24.3
March 1 - 31	1,802,419	1.89	1,802,419	20.9
April 1 - 30	1,178,838	1.56	1,178,838	19.1
Total	4,365,255	1.77	4,365,255	19.1

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30.0 million of our common stock, which authorization will expire September 7, 2023 unless extended. From inception through April 19, 2023, we repurchased 5,995,530 of our shares for $10.9 million. Related to the repurchases during the first quarter of fiscal 2024, 654,838 shares for $0.9 million, which is reflected in the table above, were settled in May 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following list includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

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

SKILLSOFT CORP. (Registrant)
Dated: June 6, 2023	By:	/s/ Richard George Walker
Richard George Walker Chief Financial Officer (Principal Financial Officer)