Form 10-Q
period 2023-07-31
Skillsoft Corp.
filed 2023-09-11
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

Tel: (603) 821-3902

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

The number of shares of registrant’s common stock outstanding as of September 6, 2023 was 160,862,599.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2023

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

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2023. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the Annual Report and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved. Annualized, pro forma, projected and estimated numbers are used for illustrative purposes only, are not forecasts and may not reflect actual results. Additionally, statements as to market share, industry data and our market position are based on the most current data available to us and our estimates regarding market position or other industry data included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	July 31, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$147,927	$170,359
Restricted cash	4,918	7,197
Accounts receivable, net of allowance for credit losses of approximately $225 and $221 as of July 31, 2023 and January 31, 2023, respectively	110,499	183,592
Prepaid expenses and other current assets	49,014	44,596
Total current assets	312,358	405,744
Property and equipment, net	7,244	10,150
Goodwill	457,967	457,744
Intangible assets, net	667,875	738,066
Right of use assets	9,277	14,633
Other assets	23,353	16,350
Total assets	$1,478,074	$1,642,687
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	40,092	39,693
Accounts payable	14,139	18,338
Accrued compensation	24,587	34,325
Accrued expenses and other current liabilities	30,145	41,474
Lease liabilities	3,883	4,198
Deferred revenue	224,143	280,676
Total current liabilities	343,393	425,108

Long-term debt	579,639	581,817
Warrant liabilities	1,109	4,754
Deferred tax liabilities	68,123	73,976
Long-term lease liabilities	10,357	11,947
Deferred revenue - non-current	2,440	1,778
Other long-term liabilities	10,081	11,551
Total long-term liabilities	671,749	685,823
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock- Class A common shares, $0.0001 par value: 375,000,000 shares authorized and 160,467,809 shares issued and outstanding at July 31, 2023, and 163,655,881 shares issued and outstanding at January 31, 2023	14	14
Additional paid-in capital	1,535,648	1,521,574
Accumulated deficit	(1,048,416)	(972,193)
Treasury shares	(10,891)	(2,845)
Accumulated other comprehensive income (loss)	(13,423)	(14,794)
Total shareholders’ equity	462,932	531,756
Total liabilities and shareholders’ equity	$1,478,074	$1,642,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Total revenues	$141,187	$140,574	$276,741	$275,413
Operating expenses:
Costs of revenues	40,467	34,998	78,291	73,008
Content and software development	17,863	19,693	34,898	36,026
Selling and marketing	40,411	41,848	86,338	81,410
General and administrative	25,085	26,367	50,381	55,711
Amortization of intangible assets	39,221	45,200	77,466	84,758
Impairment of goodwill and intangible assets	—	70,475	—	70,475
Acquisition-related costs	937	8,452	2,328	21,764
Restructuring	2,501	4,323	7,719	8,279
Total operating expenses	166,485	251,356	337,421	431,431
Operating income (loss)	(25,298)	(110,782)	(60,680)	(156,018)
Other income (expense), net	(934)	80	(1,309)	1,132
Fair value adjustment of warrants	793	6,846	3,645	16,952
Fair value adjustment of hedge instruments	6,935	(15,065)	7,205	(15,065)
Interest income	871	10	1,516	170
Interest expense	(16,255)	(11,470)	(32,191)	(23,007)
Income (loss) before provision for (benefit from) income taxes	(33,888)	(130,381)	(81,814)	(175,836)
Provision for (benefit from) income taxes	(1,889)	(3,065)	(6,273)	(25,402)
Income (loss) from continuing operations	(31,999)	(127,316)	(75,541)	(150,434)
Gain (loss) on sale of business	—	—	(682)	—
Income (loss) from discontinued operations, net of tax	—	5,817	—	7,292
Net income (loss)	$(31,999)	$(121,499)	$(76,223)	$(143,142)

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(0.20)	$(0.78)	$(0.47)	$(0.98)
Ordinary – Basic and diluted - discontinued operations	—	0.04	—	0.05
Ordinary – Basic and diluted	$(0.20)	$(0.74)	$(0.47)	$(0.93)
Weighted average common shares outstanding:
Ordinary – Basic and diluted	160,098	164,089	160,836	153,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Comprehensive income (loss):
Net income (loss)	$(31,999)	$(121,499)	$(76,223)	$(143,142)
Foreign currency adjustment, net of tax	496	(1,477)	1,371	(3,725)
Total comprehensive income (loss)	$(31,503)	$(122,976)	$(74,852)	$(146,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In		Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Par Value	Capital	(Deficit)	Shares	Income (Loss)	(Deficit)
Balance January 31, 2022	133,258,027	—	$11	$1,306,146	$(247,229)	$-	$970	$1,059,898
Share-based compensation	—	—	—	6,898	—	—	—	6,898
Common stock issued	179,167	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(51,316)	—	—	(309)	—	—	—	(309)
Common stock issued in connection with Codecademy acquisition	30,374,427	—	3	182,547	—	—	—	182,550
Fair value of share-based awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Translation adjustment	—	—	—	—	—	—	(2,248)	(2,248)
Net income (loss)	—	—	—	—	(21,643)	—	—	(21,643)
Balance April 30, 2022	163,760,305	—	14	1,495,820	(268,872)	—	(1,278)	1,225,684
Share-based compensation	—	—	—	10,017	—	—	—	10,017
Common stock issued	828,831	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(281,136)	—	—	(1,409)	—	—	—	(1,409)
Translation adjustment	—	—	—	—	—	—	(1,477)	(1,477)
Net income (loss)	—	—	—	—	(121,499)	—	—	(121,499)
Balance July 31, 2022	164,308,000	—	$14	$1,504,428	$(390,371)	$-	$(2,755)	$1,111,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - continued

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In		Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Par Value	Capital	(Deficit)	Shares	Income (Loss)	(Deficit)
Balance January 31, 2023	165,286,156	(1,630,275)	$14	$1,521,574	$(972,193)	$(2,845)	$(14,794)	$531,756
Share-based compensation	—	—	—	9,128	—	—	—	9,128
Common stock issued	450,767	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(162,628)	—	—	(289)	—	—	—	(289)
Repurchase of common stock	—	(4,365,255)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	875	875
Net income (loss)	—	—	—	—	(44,224)	—	—	(44,224)
Balance April 30, 2023	165,574,295	(5,995,530)	14	1,530,413	(1,016,417)	(10,891)	(13,919)	489,200
Share-based compensation	—	—	—	5,827	—	—	—	5,827
Common stock issued	1,353,856	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(464,812)	—	—	(592)	—	—	—	(592)
Repurchase of common stock	—		—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	496	496
Net income (loss)	—	—	—	—	(31,999)	—	—	(31,999)
Balance July 31, 2023	166,463,339	(5,995,530)	$14	1,535,648	$(1,048,416)	$(10,891)	$(13,423)	$462,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(76,223)	$(143,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	14,955	16,915
Depreciation and amortization	2,761	3,897
Amortization of intangible assets	77,466	91,103
Provision for credit loss expense (recovery)	4	113
Provision for (benefit from) income taxes – non-cash	(6,913)	(36,535)
Non-cash interest expense	1,024	1,053
Non-cash lease and property and equipment impairment charges	4,808	—
(Gain) loss on sale of business	682	—
Fair value adjustment to warrants	(3,645)	(16,952)
Impairment of goodwill	-	70,475
Unrealized (gain) loss on derivative instrument	(7,205)	15,065
Change in assets and liabilities, net of effects from acquisitions:
Right-of-use assets	145	1,977
Accounts receivable	73,172	82,783
Prepaid expenses and other current assets	(520)	(7,492)
Accounts payable	(4,241)	(2,559)
Accrued expenses, including long-term	(17,379)	(23,066)
Lease liabilities	(1,081)	96
Deferred revenues	(55,825)	(66,734)
Net cash provided by (used in) operating activities	1,985	(13,003)
Cash flows from investing activities:
Purchase of property and equipment	(3,406)	(3,528)
Internally developed software - capitalized costs	(5,951)	(5,721)
Sale of SumTotal, net of cash transferred	(5,137)	—
Acquisition of Codecademy, net of cash received	—	(198,633)
Net cash used in investing activities	(14,494)	(207,882)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(881)	(1,718)
Payments to acquire treasury stock	(8,046)	—
Proceeds from issuance of term loans, net of fees	—	157,088
Proceeds from accounts receivable facility, net of borrowings	399	(39,154)
Principal payments on Term loans	(3,202)	(3,202)
Net cash provided by (used in) financing activities	(11,730)	113,014
Effect of exchange rate changes on cash and cash equivalents	(472)	(4,646)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,711)	(112,517)
Cash, cash equivalents and restricted cash, beginning of period	177,556	168,923
Cash, cash equivalents and restricted cash, end of period	$152,845	$56,406
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$147,927	$43,344
Restricted cash	4,918	5,300
Cash attributable to discontinued operations	—	7,762
Cash, cash equivalents and restricted cash, end of period	$152,845	$56,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(in thousands)

	Six Months Ended July 31,
	2023	2022
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$32,804	$21,347
Cash paid (received) for income taxes, net of refunds	5,111	1,256
Unpaid capital expenditures	—	57
Shares issued in connection with business combination	—	182,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Description of Business

The combined company operates as Skillsoft Corp. (“Skillsoft”, “we”, “us”, “our” and the “Company”) and has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. Through a portfolio of high-quality content, a platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skills gaps, unlocking human potential, and transforming the workforce. With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training and practice labs, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2023 is the fiscal year ended January 31, 2023).

Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft and its wholly owned subsidiaries. These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in shareholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

(2)    Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 and should be read in connection with the reading of these interim unaudited financial statements.

(3)    Business Combination

Ryzac, Inc. (“Codecademy”)

On April 4, 2022, the Company acquired Ryzac, Inc. (“Codecademy”). Codecademy is a learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity.

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

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Final Purchase
Description	Price Allocation
Cash, cash equivalents and restricted cash	$4,053
Current assets	3,671
Property and equipment	385
Intangible assets	119,000
Total assets acquired	127,109
Current liabilities	(6,166)
Deferred revenue	(18,396)
Deferred tax liabilities	(21,621)
Total liabilities assumed	(46,183)
Net assets acquired	80,926
Goodwill	305,058
Total purchase price	$385,984

The values allocated to identifiable intangible assets and their estimated useful lives are as follows (in thousands):

Description	Amount	Life (in years)
Trade name	$44,000	13.8
Developed technology	43,000	5.0
Content	17,000	5.0
Customer relationships	15,000	5.8
Total	$119,000

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

In the three and six months ended July 31, 2022, the Company incurred $2.5 million and $7.7 million, respectively, in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting, and other professional services. These costs are included in the "acquisition-related costs" in the accompanying condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information below is presented in accordance with Regulation S-X, Article 11 to enhance comparability for all periods by including operating results for Codecademy as if the merger had closed on February 1, 2022 (in thousands):

	Unaudited Pro Forma	Unaudited Pro Forma
	Statement of Operations	Statement of Operations
	Three Months Ended July 31,	Six Months Ended July 31,
	2022	2022
Revenue	$140,574	$283,471
Net loss from continuing operations	(116,984)	(161,375)

The unaudited pro forma financial information does not assume any impacts from revenue, cost, or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated on February 1, 2022. The unaudited pro forma financial information includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and interest expense on the new debt financing. The pro forma results of operations also exclude acquisition-related costs other than the transaction costs specific to the business combination occurring in April 2022. These transaction costs are presented as if they occurred in February 2022.

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

The financial results of SumTotal are presented as Income from discontinued operations, net of tax in our condensed consolidated statements of operations. The following presents financial results of SumTotal for the three and six months ended July 31, 2022 in our condensed consolidated statements of operations (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 31, 2022	July 31, 2022
Revenues:
Total revenues	$27,453	$56,528
Operating expenses:
Costs of revenues	8,152	17,776
Content and software development	4,849	11,289
Selling and marketing	5,385	10,707
General and administrative	289	663
Amortization of intangible assets	2,049	6,345
Acquisition-related costs	422	553
Restructuring	172	201
Total operating expenses	21,318	47,534
Operating income from discontinued operations	6,135	8,994
Other income (expense), net	507	458
Interest income	6	12
Interest expense	(576)	(1,320)
Income (loss) from discontinued operations before income taxes	6,072	8,144
Provision for (benefit from) income taxes	255	852
Net income (loss) from discontinued operations	$5,817	$7,292

In addition, the amounts described in other footnotes within these condensed consolidated financial statements have been updated to reflect the amounts applicable to continuing operations, unless otherwise noted.

(5)    Intangible Assets

Intangible assets consisted of the following (in thousands):

	July 31, 2023			January 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed software/ courseware	$379,281	$164,242	$215,039	$374,057	$123,219	$250,838
Customer contracts/ relationships	338,313	64,945	273,368	336,182	42,026	294,156
Vendor relationships	40,439	37,864	2,575	39,887	36,666	3,221
Trademarks and trade names	44,000	3,202	40,798	44,000	1,454	42,546
Publishing rights	41,100	17,559	23,541	41,100	13,449	27,651
Backlog	49,700	39,360	10,340	49,700	32,780	16,920
Skillsoft trademark	84,700	—	84,700	84,700	—	84,700
Global Knowledge trademark	23,403	5,889	17,514	23,080	5,046	18,034
Total intangible assets	$1,000,936	$333,061	$667,875	$992,706	$254,640	$738,066

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

For fiscal years ended January 31:	Amortization Expense
2024 (six months remaining)	$75,353
2025	132,178
2026	128,356
2027	81,756
2028	41,957
Thereafter	123,575
Total future amortization	$583,175

Amortization expense related to intangible assets in the aggregate was $39.2 million, $77.5 million, $45.2 million and $84.8 million for the three and six months ended July 31, 2023 and the three and six months ended July 31, 2022, respectively.

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

The Company completed the qualitative assessment discussed above for the six months ended July 31, 2023 and concluded that there were not indicators of impairment for our reporting units.

A roll forward of goodwill is as follows:

Description	Content & Platform	Instructor-Led Training	Consolidated
Goodwill, net January 31, 2023	$417,340	$40,404	$457,744
Foreign currency translation adjustment	(635)	858	223
Goodwill, net July 31, 2023	$416,705	$41,262	$457,967

As of July 31, 2023, there was $569.3 million and $72.1 million of accumulated impairment losses for the Content & Platform (formerly referred to as Skillsoft Content) and Instructor-Led Training (formerly referred to as Global Knowledge) segments, respectively.

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen during the remainder of fiscal 2024, and if our stock price and market capitalization remain at current levels for a prolonged period of time, we will need to reassess intangible impairment at the end of each quarter. Subsequent reviews of goodwill and intangibles could result in impairment during fiscal 2024. Factors that could result in an impairment include, but are not limited to, the following:

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

(6)    Taxes

For the three and six months ended July 31, 2023, the Company recorded a tax benefit on continuing operations of $1.9 million and $6.3 million, respectively, on a pretax loss of $33.9 million and $82.5 million, respectively. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

For the three and six months ended July 31, 2022, the Company recorded a tax benefit on continuing operations of $3.1 million and $25.4 million, respectively, on a pretax loss of $130.4 million and $175.8 million, respectively. The tax benefit reflects the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

(7)    Restructuring

In connection with strategic initiatives implemented during the three and six months ended July 31, 2023 and July 31, 2022, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded restructuring charges of $2.5 million and $7.7 million during the three and six months ended July 31, 2023, respectively, and $4.3 million and $8.3 million for the three and six months ended July 31, 2022, respectively. These restructuring charges are presented separately in the accompanying condensed consolidated statements of operations and include primarily the severance costs of terminated employees and lease termination and lease impairment charges.

(8)    Leases, Commitments and Contingencies

The Company’s lease portfolio includes office space, training centers, and vehicles to support its research and development activities, sales operations and other corporate and administrative functions in North America, Europe and Asia. The Company’s leases have remaining terms of one year to ten years. Some of the Company’s leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating lease right-of-use ("ROU") assets and liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The weighted average incremental borrowing rate for its operating leases as of July 31, 2023 and January 31, 2023 was 5.8% and 5.5%, respectively.

The operating leases are included in the captions “Right of use assets”, “Lease liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023. The weighted-average remaining lease term of the Company’s operating leases is 6.1 years as of July 31, 2023. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $2.9 million and related cash payments were $1.4 million for the six months ended July 31, 2023. The lease costs were $3.7 million and related cash payments were $4.2 million for the six months ended July 31, 2022. Lease costs are included within the content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance leases related cash payments were included in the financing cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 7 for discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of July 31, 2023:

Fiscal Year Ended January 31 (in thousands):	Operating Leases
2024 (six months remaining)	$2,492
2025	3,705
2026	2,469
2027	2,337
2028	1,548
Thereafter	4,198
Total future minimum lease payments	16,749
Effects of discounting	(2,509)
Total lease liabilities	$14,240

Current lease liabilities	$3,883
Long-term lease liabilities	10,357
Total lease liabilities	$14,240

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

(9)    Long-Term Debt

Debt consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Term Loan - current portion	$6,404	$6,404
Current maturities of long-term debt	6,404	6,404

Term Loan - long-term portion	591,399	594,601
Original issue discount - long-term portion	(7,622)	(8,286)
Deferred financing costs - long-term portion	(4,138)	(4,498)
Long-term debt	$579,639	$581,817

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

In connection with the closing of the Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”).

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

On August 15, 2022, pursuant to the Purchase Agreement entered on June 12, 2022 by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), Seller completed the sale of one hundred percent (100%) of the outstanding shares of capital stock of SumTotal to Buyer. As a result of the asset sale, the Company made a mandatory prepayment of $31.4 million to the lenders in August 2022. The remaining net cash proceeds attributable to the sale of SumTotal were subject to reinvestment provisions and could not be used for general corporate purposes. As defined in the Amended Credit Agreement, no additional repayment was required.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as the assets of each subsidiary guarantor.

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest period plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus 10.50%, (ii) the “prime rate” quoted by the administrative agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for alternative base rate loans. As of July 31, 2023, the balance of $597.8 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a spread of 5.25%, per annum, with a SOFR floor of 0.75%, and quarterly principal repayments of $1.6 million until maturity.

Voluntary prepayment is permitted under the Term Loan Facility. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement. These include, among other things, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of  July 31, 2023, the Company is in compliance with all covenants.

The Company’s debt outstanding as of July 31, 2023 matures as shown below (in thousands):

For fiscal years ended January 31:
2024 (six months remaining)	$3,202
2025	6,404
2026	6,404
2027	6,404
2028	6,404
Thereafter	568,985
Total payments	597,803
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(11,760)
Long-term portion	$579,639

Accounts Receivable Facility

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement, with a termination date of the earliest of 5 years from closing or 45 days before the revolving credit facility maturity or 180 days before the maturity of any term indebtedness greater than $75 million. There are four classes of available receivables with advance rates between 50.0% and 85.0%. The lenders require the Company to deposit receipts from pledged receivables to a restricted concentration account. Cash collected against receivables pledged as collateral for borrowings must be transferred to the restricted concentration account within two business days of receipt by the Company. The Company accounts for these transactions as borrowings, as the assets pledged contain the rights to future revenues. Under these agreements, the Company receives the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under these agreements was 8.43% at July 31, 2023. Borrowings and repayments under these agreements are presented as cash flows from financing activities in the accompanying unaudited condensed consolidated statements of cash flows.

On September 19, 2019, the Company amended the receivables credit agreement to include Class “B” lending. This increased the facility borrowing capacity up to $90.0 million. In conjunction with this, it increased the advance rate to 95% across the four classes of available receivables. All other terms and conditions remained materially the same.

On August 27, 2020, the Company amended its accounts receivable facility. In connection with the amendment, additional capacity under the previous accounts receivable facility which had been extended by the private equity sponsor of the Company’s prior owner was eliminated, reducing the maximum capacity of the facility from $90 million to $75 million. The advance rate was also reduced from 90% to between 50.0% and 85.0% based on the class categorization of the receivable. The maturity date for the remaining $75 million facility was extended to the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. The Company submits a monthly reconciliation on each month’s settlement date detailing what was collected from the prior month's borrowing base and what additional receivables are being pledged during the new borrowing base period to replenish them. If additional receivables are pledged to replenish receipts, the funds from the concentration account will be returned to the Company by the administrative agent. The reserve balances were $3.9 million at  July 31, 2023 and are classified as restricted cash on the balance sheet. As of July 31, 2023, $40.1 million was drawn from our accounts receivable facility.

(10)    Shareholders’ Equity

Common Stock

As of July 31, 2023, the Company’s authorized share capital consisted of 375,000,000 shares of Class A common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 160,467,809 shares of Class A common stock were issued and outstanding. As of July 31, 2023, the Company had no shares of Class C common stock outstanding. The number of authorized shares of Class A common stock or preferred stock authorized for issuance may be increased by the affirmative vote of the holders of a majority in voting power of the Company’s capital stock entitled to vote thereon. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

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

Share Repurchases and Repurchase Authorization

On September 7, 2022, the Board of Directors authorized Skillsoft to repurchase up to $30.0 million of its Class A common stock, which expired September 7, 2023. Under the program, the Company was authorized to purchase shares in the open market, in private negotiated transactions, or by other means from time to time. The share repurchase program did not obligate the Company to purchase any minimum number of shares. Under the program, the Company repurchased 4,365,255 of its shares for $8.0 million during the six months ended July 31, 2023. From inception through the quarter ended July 31, 2023, we repurchased 5,995,530 of our shares for $10.9 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments (in thousands) consisted of the following:

	Three Months Ended July 31,
	2023			2022
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,919)	$—	$(13,919)	$(1,278)	$—	$(1,278)
Translation adjustment	496	—	496	(1,477)	—	(1,477)
Balance as of end-of-period	$(13,423)	$—	$(13,423)	$(2,755)	$—	$(2,755)

	Six Months Ended July 31,
	2023			2022
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(14,794)	$—	$(14,794)	$970	$—	$970
Translation adjustment	1,371	—	1,371	(3,725)	—	(3,725)
Balance as of end-of-period	$(13,423)	$—	$(13,423)	$(2,755)	$—	$(2,755)

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at July 31,
Type	Shares	Price	Price	Date	2023
Private Placement Warrants – Sponsor	15,846	$11.50	None	6/11/2026	$1,109

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor”) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 warrants were issued at the closing of the business combination with Software Luxembourg Holding S.A. on June 11, 2021 in connection with the repayment of a promissory note due to the Sponsor. One million of the Private Placement Warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions and were dependent upon the characteristics of the holder of the warrant. As of  July 31, 2023, 453,596 Private Placement Warrants had been transferred to public holders (included in "Public Warrants" in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

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

A description of each category of warrants issued and outstanding is as follows:

●

Public Warrants – Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrants”), resulting in the issuance of 23,000,000 warrants. Prior to the business combination with Software Luxembourg Holding S.A. on June 11, 2021 (the “Skillsoft Merger"), Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which state that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside the control of the Company (which had more than one class of outstanding common stock prior to the Skillsoft Merger), where all warrant holders would be entitled to cash, while only certain holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants met equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance. During the three and six months ended July 31, 2023, there was no activity related to the Private Placement Warrants or Public Warrants.

●

Private Placement Warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Class A common stock. The PIPE Private Placement Warrants are issued in the same form as the Public Warrants.

●

Private Placement Warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE Holdings Inc. (the "Global Knowledge Merger"), 5,000,000 warrants were issued to the former owner of Global Knowledge. These warrants are similar to the Private Placement Warrants except the warrants are not subject to the redemption provisions described below if transferred.

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

If the Company calls the Redeemable Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

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

(12)    Stock-based compensation

Equity Incentive Plans

In June 2021, Skillsoft Corp adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 13,105,902 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of July 31, 2023, a total of 2,922,303 shares of common stock were available for issuance under the 2020 Plan.

Stock Options

Under the 2020 Plan all employees are eligible to receive incentive share options and all employees, directors and consultants are eligible to receive non-statutory share options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionee's death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following summarizes the stock option activity for the six months ended July 31, 2023:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2023	2,321,976	$10.74	8.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(463,976)	10.69	—	—
Expired	—	—	—	—
Outstanding, July 31, 2023	1,858,000	10.75	7.9	—

Vested and exercisable, July 31, 2023	727,125	10.75	7.9	—

The total unrecognized equity-based compensation costs related to the stock options was $3.0 million based on the $2.29 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 1.9 years.

Time-Based Restricted Stock Units

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

The following summarizes the time-based RSU activity for the six months ended July 31, 2023:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	12,166,123	$6.01	$23,359
Granted (1)	8,785,999	1.52	—
Vested	(1,804,645)	6.98	—
Forfeited	(2,214,225)	6.08	—
Unvested balance, July 31, 2023	16,933,252	3.57	22,352

(1) In May 2023, 291,000 shares were granted to replace 388,000 shares of market-based RSUs. This modification resulted in stock-based compensation expense increasing by less than $0.1 million per quarter over a two-year period.

The total unrecognized stock-based compensation costs related to time-based RSUs was $51.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The following summarizes the MBRSUs activity for the six months ended July 31, 2023:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	2,258,458	$6.75	$4,336
Granted	2,307,500	2.26	—
Vested	—	—	—
Forfeited	(476,055)	7.89	—
Canceled (1)	(388,000)	8.60	—
Unvested balance, July 31, 2023	3,701,903	3.72	4,887

(1) In May 2023, 388,000 shares of market-based RSUs were canceled and replaced with 291,000 shares of time-based RSUs. This modification resulted in stock-based compensation expense increasing by less than $0.1 million per quarter over a two-year period.

The total unrecognized stock-based compensation costs related to MBRSUs was $7.0 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenues	$238	$37	$335	$51
Content and software development	1,744	2,849	3,756	4,424
Selling and marketing (1)	(667)	1,541	1,015	3,018
General and administrative	4,512	5,590	9,849	11,017
Total	$5,827	$10,017	$14,955	$18,510

(1) Stock-based compensation expense during the three months ended July 31, 2023 was reduced by $2.1 million due to forfeitures of share-based payment awards.

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

Virtual, on-demand and classroom

The Company’s virtual, on-demand and classroom training provides customers with technical training. Revenue is recognized in the period in which the services are performed. Billing is in advance of the services being provided or immediately after the services have been provided.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three and six months ended July 31, 2023 and July 31, 2022 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
SaaS and subscription services	$98,032	$94,247	$191,851	$179,316
Virtual, on-demand and classroom	37,999	41,821	74,980	86,874
Professional services	5,156	4,506	9,910	9,223
Total net revenues	$141,187	$140,574	$276,741	$275,413

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
United States	$92,936	$92,603	$182,023	$176,039
Europe, Middle East and Africa	35,741	35,775	70,276	74,416
Other Americas	7,331	7,419	14,327	15,976
Asia-Pacific	5,179	4,777	10,115	8,982
Total net revenues	$141,187	$140,574	$276,741	$275,413

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the six months ended July 31, 2023 was as follows (in thousands):

Deferred revenue at January 31, 2023	$282,454
Billings deferred	220,870
Recognition of prior deferred revenue	(276,741)
Deferred revenue at July 31, 2023	$226,583

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the six months ended July 31, 2023 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2023	$24,594
Contract acquisition costs	14,166
Recognition of contract acquisition costs	(9,451)
Deferred contract acquisition costs at July 31, 2023	$29,309

(14)    Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2023 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Interest rate swaps - asset (liability)	$5,651	$—	$5,651
Liability classified warrants	—	(1,109)	(1,109)
Total assets and (liabilities) recorded at fair value	$5,651	$(1,109)	$4,542

Interest Rate Swap

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on the first $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three and six months ended July 31, 2023, the Company recognized a non-cash gain of $6.9 million and $7.2 million, respectively, attributable to the Interest Rate Swaps. For the three and six months ended July 31, 2022, the Company recognized a loss of $15.1 million attributable to the Interest Rate Swaps.

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

Warrants

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	July 31, 2023
Private Placement Warrants – Sponsor	15,846	$11.50	None	6/11/2026	$1,109

The Company classifies Sponsor Private Placement Warrants as liabilities in accordance with ASC Topic 815. Refer to Note 11 "Warrants" for more detail. The inputs for determining fair value of these warrants are classified as Level 3 inputs. The Company estimates the fair value of the Sponsor Private Placement Warrants using a Black-Scholes option pricing model and the following assumptions:

July 31, 2023
Risk-free interest rates	4.5%
Expected dividend yield	0.0%
Volatility factor	70.0%
Expected lives (years)	2.9
Value per unit	$0.07

Changes in the fair value of liability-classified warrants classified as Level 3 due to significant unobservable inputs used to determine fair value were as follows:

	Three Months Ended	Six Months Ended
	July 31, 2023	July 31, 2023
Balance as of beginning-of-period	$1,902	$4,754
Unrealized gains	(793)	(3,645)
Balance as of July 31, 2023	$1,109	$1,109

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  July 31, 2023, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of July 31, 2023 was $540.3 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

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

The Company has organized its business into two segments: Content & Platform (formerly referred to as Skillsoft content) and Instructor-Led Training (formerly referred to as Global Knowledge). All of the Company’s segments market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no intercompany revenue transactions reported between the Company’s reportable segments.

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

The Instructor-Led Training business offers training solutions covering information technology and business skills for corporations and their employees. Instructor-Led Training guides its customers throughout their lifelong technology learning journey by offering relevant and up-to-date skills training through instructor-led (in-person “classroom” or online “virtual”) and self-paced (“on-demand”), vendor certified, and other proprietary offerings. Instructor-Led Training offers a wide breadth of training topics and delivery modalities both on a transactional and subscription basis.

The following presents summary results for each of the businesses for the three and six months ended July 31, 2023 and July 31, 2022:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Content & Platform
Revenues	$103,188	$98,753	$201,761	$188,539
Operating expenses	122,077	136,602	251,601	265,024
Operating income (loss)	(18,889)	(37,849)	(49,840)	(76,485)
Instructor-Led Training
Revenues	37,999	41,821	74,980	86,874
Operating expenses	44,408	114,754	85,820	166,407
Operating income (loss)	(6,409)	(72,933)	(10,840)	(79,533)
Consolidated
Revenues	141,187	140,574	276,741	275,413
Operating expenses	166,485	251,356	337,421	431,431
Operating income (loss)	(25,298)	(110,782)	(60,680)	(156,018)
Total non-operating income (loss)	(63)	80	207	1,132
Interest expense, net	(16,255)	(11,460)	(32,191)	(22,837)
Fair value adjustment of warrants	793	6,846	3,645	16,952
Fair value adjustment of hedge	6,935	(15,065)	7,205	(15,065)
(Provision for) benefit from income taxes	1,889	3,065	6,273	25,402
Net income (loss) from continuing operations	(31,999)	(127,316)	(75,541)	(150,434)
Gain (loss) on sale of business	—	—	(682)	—
Income (loss) from discontinued operations, net of tax	—	5,817	—	7,292
Net income (loss)	$(31,999)	$(121,499)	$(76,223)	$(143,142)

Content & Platform segment depreciation for the three and six months ended July 31, 2023 was $0.6 million and $1.4 million, respectively. Content & Platform segment depreciation for the three and six months ended July 31, 2022 was $0.9 million and $1.8 million, respectively.

Instructor-Led Training segment depreciation for the three and six months ended July 31, 2023 was $0.5 million and $0.9 million, respectively. Instructor-Led Training segment depreciation for the three and six months ended July 31, 2022 was $0.3 million and $0.9 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  July 31, 2023 and January 31, 2023 (in thousands):

	July 31, 2023	January 31, 2023
Content & Platform	$1,282,884	$1,434,920
Instructor-Led Training	195,190	207,767
Total assets	$1,478,074	$1,642,687

The following sets forth the Company’s long-lived tangible assets by geographic region as of  July 31, 2023 and January 31, 2023 (in thousands):

	July 31, 2023	January 31, 2023
United States	$3,703	$7,117
Rest of world	3,541	3,033
Total long-lived tangible assets	$7,244	$10,150

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income (loss) from continuing operations	$(31,999)	$(127,316)	$(75,541)	$(150,434)
Net income (loss) from discontinued operations	—	5,817	(682)	7,292
Net income (loss)	$(31,999)	$(121,499)	$(76,223)	$(143,142)

Weighted average common shares outstanding:
Ordinary – Basic and diluted	160,098	164,089	160,836	153,442

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(0.20)	$(0.78)	$(0.47)	$(0.98)
Ordinary – Basic and diluted - discontinued operations	—	0.04	—	0.05
Ordinary – Basic and diluted	$(0.20)	$(0.74)	$(0.47)	$(0.93)

During the three and six months ended July 31, 2023 and July 31, 2022, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Warrants to purchase common shares	61,967	61,967	61,967	61,967
Stock options	2,028	2,826	2,090	2,826
RSUs	21,872	14,408	17,530	14,408
Total	85,867	79,201	81,587	79,201

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

(18)    Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of July 31, 2023 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of July 31, 2023, compared with January 31, 2023, and the results of operations for the three and six months ended July 31, 2023, compared with the corresponding period in fiscal 2023 of Skillsoft Corp. and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “Skillsoft,” “Company,” “we,” “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries.

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

Through a portfolio of high-quality content, a platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skills gaps, unlocking human potential, and transforming the workforce. With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training and practice labs, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

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

Our community of approximately 90 million learners in more than 150 countries around the globe learn in more than 30 languages. As often as they need or want, typical learners turn to Skillsoft to acquire critical job skills in the flow of work, and grow as leaders, employees, and people. We have helped fuel performance and career growth for more than 20 years.

For more details, refer to “Part I – Item 1. Business” in our 2023 Form 10-K.

Significant Transactions

The two transactions discussed below both occurred during fiscal 2023.

Completion of the Codecademy Acquisition

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

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	28.7%	24.9%	28.3%	26.5%
Content and software development	12.7%	14.0%	12.6%	13.1%
Selling and marketing	28.6%	29.8%	31.2%	29.6%
General and administrative	17.8%	18.8%	18.2%	20.2%
Amortization of intangible assets	27.8%	32.2%	28.0%	30.8%
Impairment of intangible assets	0.0%	50.1%	0.0%	25.6%
Acquisition-related costs	0.7%	6.0%	0.8%	7.9%
Restructuring	1.8%	3.1%	2.8%	3.0%
Total operating expenses	118.1%	178.8%	121.9%	156.6%
Operating loss	(18.1)%	(78.8)%	(21.9)%	(56.6)%
Other income (expense), net	(0.7)%	0.1%	(0.5)%	0.4%
Fair value adjustment of warrants	0.6%	4.9%	1.3%	6.2%
Fair value of hedge instruments	4.9%	(10.7)%	2.6%	(5.5)%
Interest income	0.6%	0.0%	0.5%	0.1%
Interest expense	(11.5)%	(8.2)%	(11.6)%	(8.4)%
Income (loss) before provision for (benefit from) income taxes	(24.2)%	(92.7)%	(29.6)%	(63.8)%
Provision for (benefit from) income taxes	(1.3)%	(2.2)%	(2.3)%	(9.2)%
Income (loss) from continuing operations	(22.9)%	(90.5)%	(27.3)%	(54.6)%
Gain (loss) on sale of business	0.0%	0.0%	(0.2)%	0.0%
Income (loss) from discontinued operations, net of tax	0.0%	4.1%	0.0%	2.6%
Net income (loss)	(22.9)%	(86.4)%	(27.5)%	(52.0)%

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

The following is a summary of our revenues by product and service type for the periods indicated:

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
SaaS and subscription revenues:
Content & Platform	$97,875	$94,247	$3,628	3.8%	$191,501	$179,316	$12,185	6.8%
Total subscription revenues	97,875	94,247	3,628	3.8%	191,501	179,316	12,185	6.8%
Non-subscription revenues:
Instructor-Led Training	37,999	41,821	(3,822)	(9.1)%	74,980	86,874	(11,894)	(13.7)%
Content & Platform	5,313	4,506	807	17.9%	10,260	9,223	1,037	11.2%
Total non-subscription revenues	43,312	46,327	(3,015)	(6.5)%	85,240	96,097	(10,857)	(11.3)%
Total revenues	$141,187	$140,574	$613	0.4%	$276,741	$275,413	$1,328	0.5%

The increase in total revenues, when comparing the three months ended July 31, 2023 and 2022, was primarily the result of organic growth in our Content & Platform segment due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking. This increase was partially offset by a decline in bookings and revenues in our Instructor-Led Training segment primarily due to changes in training programs at two large technology partners during fiscal 2023. The increase in total revenues, when comparing the six months ended July 31, 2023 and 2022, was also impacted by the aforementioned items as well as the result of the inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022.

Operating expenses

Summary of operating expenses

The following provides select operating expenses, which are discussed in the associated captions that immediately follow:

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Cost of revenues	$40,467	$34,998	$5,469	15.6%	$78,291	$73,008	$5,283	7.2%
Content and software development expenses	17,863	19,693	(1,830)	(9.3)%	34,898	36,026	(1,128)	(3.1)%
Selling and marketing expenses	40,411	41,848	(1,437)	(3.4)%	86,338	81,410	4,928	6.1%
General and administrative expenses	25,085	26,367	(1,282)	(4.9)%	50,381	55,711	(5,330)	(9.6)%
Amortization of intangible assets	39,221	45,200	(5,979)	(13.2)%	77,466	84,758	(7,292)	(8.6)%
Impairment of goodwill and intangible assets	—	70,475	(70,475)	(100.0)%	—	70,475	(70,475)	(100.0)%
Acquisition-related costs	937	8,452	(7,515)	(88.9)%	2,328	21,764	(19,436)	(89.3)%
Restructuring	2,501	4,323	(1,822)	(42.1)%	7,719	8,279	(560)	(6.8)%
Total operating expenses	$166,485	$251,356	$(84,871)	(33.8)%	$337,421	$431,431	$(94,010)	(21.8)%

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Courseware, instructor fees and outside services	$22,643	$17,395	$5,248	30.2%	$43,128	$36,336	$6,792	18.7%
Compensation and benefits	14,123	12,927	1,196	9.3%	27,539	27,057	482	1.8%
Hosting and software maintenance	2,926	2,377	549	23.1%	5,785	4,535	1,250	27.6%
Facilities, utilities and other	775	2,299	(1,524)	(66.3)%	1,839	5,080	(3,241)	(63.8)%
Total cost of revenues	$40,467	$34,998	$5,469	15.6%	$78,291	$73,008	$5,283	7.2%

The increases in courseware, instructor fees and outside services, when comparing the three and six months ended July 31, 2023, to the same periods in 2022, were primarily attributable to rising third-party costs and product mix in our Instructor-Led Training segment. When comparing these same periods, both the compensation and benefits, and hosting and software maintenance categories increased primarily due to the organic growth in our Content & Platform segment and investments in our employees. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content & Platform segment and declines in our Instructor-Led Training segment. The decrease in facilities and utilities expenses, when comparing the three and six months ended July 31, 2023, to the same periods in 2022, were primarily attributable to cost savings from consolidation of our facilities. In addition, the inclusion of Codecademy’s expenses subsequent to its acquisition on April 4, 2022 increased cost of revenues when comparing the six months ended July 31, 2023, to the same period in 2022.

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	$13,128	$14,244	$(1,116)	(7.8)%	$26,004	$25,523	$481	1.9%
Consulting and outside services	2,962	4,139	(1,177)	(28.4)%	5,277	8,108	(2,831)	(34.9)%
Facilities, utilities and other	817	693	124	17.9%	2,090	1,393	697	50.0%
Software maintenance	956	617	339	54.9%	1,527	1,002	525	52.4%
Total content and software development expenses	$17,863	$19,693	$(1,830)	(9.3)%	$34,898	$36,026	$(1,128)	(3.1)%

The decreases in compensation and benefits and consulting and outside services, when comparing the three months ended July 31, 2023 and 2022, were primarily attributable to expense reductions and savings from the Company’s integration and restructuring activities. The inclusion of Codecademy’s compensation and benefits, facilities, utilities and other expenses subsequent to its acquisition on April 4, 2022 increased content and software development expenses, when comparing the six months ended July 31, 2023, to the same period in 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content & Platform segment.

Selling and marketing

Selling and marketing, or S&M, expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses:

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	$27,036	$25,678	$1,358	5.3%	$60,870	$52,226	$8,644	16.6%
Advertising and promotions	7,670	7,759	(89)	(1.1)%	14,305	15,519	(1,214)	(7.8)%
Software maintenance	3,230	1,469	1,761	119.9%	6,219	2,592	3,627	139.9%
Consulting and outside services	1,148	1,908	(760)	(39.8)%	2,442	3,822	(1,380)	(36.1)%
Facilities, utilities and other	1,327	5,034	(3,707)	(73.6)%	2,502	7,251	(4,749)	(65.5)%
Total S&M expenses	$40,411	$41,848	$(1,437)	(3.4)%	$86,338	$81,410	$4,928	6.1%

The decrease in facilities and utilities expenses, when comparing the three and six months ended July 31, 2023, to the same periods in 2022, were primarily attributable to cost savings from consolidation of our facilities. When comparing these same periods, the increase in compensation and benefits and software maintenance was primarily a result of investments in our go-to-market transformation activities and enablement programs. In addition, the increase in compensation and benefits for these same periods was affected by lower incentive compensation in the prior year periods. Also contributing to the increases in compensation and benefits and software maintenance, when comparing the six months ended July 31, 2023, to the same period in 2022, were the inclusion of Codecademy’s expenses subsequent to its acquisition on April 4, 2022.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation.

The following provides details regarding the changes in components of G&A expenses:

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	$16,754	$14,858	$1,896	12.8%	$31,535	$32,845	$(1,310)	(4.0)%
Consulting and outside services	5,135	7,268	(2,133)	(29.3)%	11,718	13,700	(1,982)	(14.5)%
Insurance	944	1,473	(529)	(35.9)%	2,247	3,407	(1,160)	(34.0)%
Facilities, utilities and other	916	1,941	(1,025)	(52.8)%	2,177	3,807	(1,630)	(42.8)%
Software maintenance	1,087	400	687	171.8%	1,980	824	1,156	140.3%
Franchise, sales, and property tax	249	427	(178)	(41.7)%	724	1,128	(404)	(35.8)%
Total G&A expenses	$25,085	$26,367	$(1,282)	(4.9)%	$50,381	$55,711	$(5,330)	(9.6)%

The decrease in total G&A expenses, when comparing the three and six months ended July 31, 2023, to the same periods in 2022, was primarily attributable to expense reductions and savings from the Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance, partially offset by lower incentive compensation in the prior year periods. These decreases for the six months ended July 31, 2023, when comparing to the same period in 2022, were partially offset by Codecademy’s expenses subsequent to its acquisition on April 4, 2022.

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

The decrease in amortization of intangible assets, when comparing the six months ended July 31, 2023, to the same period in 2022, was primarily due to certain intangible assets becoming fully amortized, partially offset by the intangible assets that arose from the acquisition of Codecademy completed on April 4, 2022.

Acquisition-related costs

Acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and June 2021 and the subsequent integration-related activities. The changes in acquisition-related costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three and six months ended July 31, 2023 and 2022, have been primarily associated with lease termination and lease impairment charges and employee severance cost. The restructuring charges for the three months ended July 31, 2023 totaling $2.5 million are substantially all related to severance costs of terminated employees. The restructuring charges for the six months ended July 31, 2023 totaling $7.7 million also included severance costs as well as $4.4 million for lease termination and lease impairment charges. The restructuring charges for the three and six months ended July 31, 2022 totaling $4.3 million and $8.3 million, respectively, were substantially all related to severance costs of terminated employees and lease termination and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income.

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Other income (expense), net	$(934)	$80	$(1,014)	(1267.5)%	$(1,309)	$1,132	$(2,441)	(215.6)%
Interest income	871	10	861	8610.0%	1,516	170	1,346	791.8%
Interest expense	(16,255)	(11,470)	(4,785)	41.7%	(32,191)	(23,007)	(9,184)	39.9%

The other income (expense) was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. Interest income for both the three months and six months ended July 31, 2023, compared to the corresponding prior year periods, increased primarily due to the use of money market investments to realize increased returns on cash balances. The increase in interest expense, when comparing the three months ended July 31, 2023, to the corresponding period in 2022, was primarily due to higher interest rates. The increase in interest expense, when comparing the six months ended July 31, 2023, to the corresponding period in 2022, was primarily due to the additional $160 million of term loans in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 9.05% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during the three and six months ended July 31, 2023 and 2022, which decreased the fair value of our liability-classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Fair value adjustment of hedge instruments

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate the variability of cash flows in interest payments on $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate ("SOFR") interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from fluctuations in the forward-looking yield curve, are included in the income statement as they occur.

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

Provision for (benefit from) income taxes

			Dollar				Dollar
	Three Months Ended July 31,		Increase/	Percent	Six Months Ended July 31,		Increase/	Percent
(In thousands, except percentages)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Provision for (benefit from) income taxes	$(1,889)	$(3,065)	$1,176	(38.4)%	$(6,273)	$(25,402)	$19,129	(75.3)%
Effective income tax rate	5.6%	2.4%			7.7%	14.4%

The effective income tax rate for the three and six months ended July 31, 2023 and 2022 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential and changes in the valuation allowance on the Company’s deferred tax assets.

Due to the acquisition of Codecademy on April 4, 2022 the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis the Company determined that a valuation allowance release of $20.7 million was required and recorded in full as a discrete income tax benefit for the six months ended July 31, 2022.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of July 31, 2023, we had $147.9 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: 1) preservation of capital and protection of principal; 2) maintenance of liquidity that is sufficient to meet cash flow needs; and 3) maximize rate of return. Pursuant to this policy, as of July 31, 2023, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

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

In connection with the closing of the Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”).

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

SumTotal Proceeds

On August 15, 2022, we completed the sale of our SumTotal business to a third party. Net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. Under the terms of our Amended Credit Agreement, the net proceeds attributable to the sale of SumTotal required a mandatory prepayment of $31.4 million which was made in August 2022. The remaining net cash proceeds attributable to the sale of SumTotal were subject to reinvestment provisions and could not be used for general corporate purposes. As defined in the Amended Credit Agreement, no additional repayment was required.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivables facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.11% per annum plus the applicable Term SOFR rate. The maturity date of the accounts receivable facility is the earlier of (i) December 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of July 31, 2023, $40.1 million was drawn from our accounts receivable facility.

Share Repurchase Program

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30.0 million of our common stock, which authorization expired September 7, 2023. Although our Board of Directors authorized the share repurchase program, we were not obligated to repurchase any specific dollar amount or acquire any specific number of shares under the program. From inception through April 19, 2023, we repurchased 5,995,530 of our shares for $10.9 million.

Cash Flows

The following summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
(In thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,985	$(13,003)
Net cash used in investing activities	(14,494)	(207,882)
Net cash provided by (used in) financing activities	(11,730)	113,014
Effect of foreign currency exchange rates on cash and cash equivalents	(472)	(4,646)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(24,711)	$(112,517)

Cash Flows from Operating Activities

The year-over-year increase in cash flows from operating activities in the six months ended July 31, 2023, compared to the same period in fiscal 2022, was primarily the result of favorability in working capital, net of effects from acquisitions.

Cash flows from operating activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash Flows from Investing Activities

Cash flows from investing activities in the six months ended July 31, 2023 include $6.0 million of cash payments for internally developed software.

Cash flows from investing activities for the six months ended July 31, 2022 include cash paid of $198.7 million related to the acquisition of Codecademy. See Note 3 “Business Combination” for more details.

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

The Company received $157.1 million of net proceeds from the Term Loan Facility on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition. See Note 3 “Business Combination” for more details.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of July 31, 2023 were as set forth below.

	Payments due by Fiscal Year
(In thousands)	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Term Loan Facility	$597,803	$3,202	$12,808	$12,808	$568,985
Operating leases	16,749	2,492	6,174	3,885	4,198
Total	$614,552	$5,694	$18,982	$16,693	$573,183

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

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations.

Intangible Assets, including Goodwill

Intangible assets arising from fresh-start accounting and business combinations are generally recorded based upon estimates of the future performance and cash flows from the acquired business. We use an income approach to determine the estimated fair value of certain identifiable intangible assets including customer relationships and trade names and use a cost approach for other identifiable intangible assets, including developed software/courseware. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represents established relationships with customers, which provide a ready channel for the sale of additional content and services. Trademarks and trade names represent acquired product names and marks that we intend to continue to utilize.

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

Based on the balance of our long-term debt and accounts receivable facility and taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $3.5 million additional or lower pre-tax interest expense on an annualized basis, respectively. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 9 and Note 14, respectively, to our condensed consolidated financial statements.

Based on the balance of our cash and cash equivalents, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.7 million increase or decrease, respectively, on our interest income on an annualized basis.

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $9.6 million increase or decrease, respectively, on our fair value adjustment of hedge instruments at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in other income/(expenses) in our consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $1.6 million on our pre-tax income (loss) on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Previously Identified Material Weakness

We have taken the actions described in our Annual Report on Form 10-K for the year ended January 31, 2023 regarding the previously identified material weakness. We will continue to evaluate the operating effectiveness of our internal controls in subsequent periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended July 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30.0 million of our common stock, which authorization expired September 7, 2023. From inception through April 19, 2023, we repurchased 5,995,530 of our shares for $10.9 million. The Company did not repurchase any common stock during the quarter ended July 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the three months ended July 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following list includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended.
10.7*#	Amended and Restated Employment Agreement, dated as of September 8, 2023, by and between Jeffrey R. Tarr and Skillsoft Corp.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: September 11, 2023	By:	/s/ Richard George Walker
Richard George Walker Chief Financial Officer (Principal Financial Officer)