Form 10-Q
period 2023-10-31
Skillsoft Corp.
filed 2023-12-05
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Tel: (603) 821-3902

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SKIL	New York Stock Exchange
Warrants	SKILW (1)	(1)

(1) On October 25, 2023, the New York Stock Exchange filed a Form 25 to delist the Company's warrants and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended. Effective October 26, 2023, the registrant's warrants are trading on the OTC Pink Marketplace under the symbol "SKILW".

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

The number of shares of registrant’s common stock outstanding as of November 30, 2023 was 8,068,823.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2023

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our sales pipeline, future capital expenditures, share repurchases, financial results, the impact of regulatory changes, existing and evolving business strategies and acquisitions and dispositions, demand for our services, competitive strengths, the benefits of new initiatives, growth of our business and operations, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may", “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “forecast”, “seek”, “outlook”, “target”, "goal”, “probably”, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature, and we caution you against unduly relying on these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	October 31, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$129,806	$170,359
Restricted cash	6,953	7,197
Accounts receivable, net of allowance for credit losses of approximately $426 and $221 as of October 31, 2023 and January 31, 2023, respectively	110,833	183,592
Prepaid expenses and other current assets	52,505	44,596
Total current assets	300,097	405,744
Property and equipment, net	7,773	10,150
Goodwill	457,768	457,744
Intangible assets, net	630,403	738,066
Right of use assets	8,614	14,633
Other assets	20,316	16,350
Total assets	$1,424,971	$1,642,687
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	40,486	39,693
Accounts payable	14,999	18,338
Accrued compensation	22,988	34,325
Accrued expenses and other current liabilities	28,545	41,474
Lease liabilities	3,591	4,198
Deferred revenue	203,588	280,676
Total current liabilities	320,601	425,108

Long-term debt	578,560	581,817
Warrant liabilities	4	4,754
Deferred tax liabilities	64,056	73,976
Long-term lease liabilities	9,506	11,947
Deferred revenue - non-current	2,208	1,778
Other long-term liabilities	10,088	11,551
Total long-term liabilities	664,422	685,823
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,362,774 shares issued and 8,062,997 shares outstanding at October 31, 2023, and 8,264,308 shares issued and 8,182,794 shares outstanding at January 31, 2023	1	1
Additional paid-in capital	1,543,063	1,521,587
Accumulated equity (deficit)	(1,076,152)	(972,193)
Treasury stock, at cost- 299,777 and 81,514 shares as of October 31, 2023 and January 31, 2023, respectively	(10,891)	(2,845)
Accumulated other comprehensive income (loss)	(16,073)	(14,794)
Total shareholders’ equity	439,948	531,756
Total liabilities and shareholders’ equity	$1,424,971	$1,642,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Total revenues	$138,956	$139,390	$415,697	$414,803
Operating expenses:
Costs of revenues	36,407	36,655	114,698	109,662
Content and software development	16,126	17,252	51,024	53,276
Selling and marketing	43,983	44,680	130,321	126,089
General and administrative	22,308	28,281	72,689	83,994
Amortization of intangible assets	38,620	43,438	116,086	128,196
Impairment of goodwill	—	570,887	—	641,362
Acquisition-related costs	510	4,889	2,838	26,653
Restructuring	873	2,010	8,592	10,289
Total operating expenses	158,827	748,092	496,248	1,179,521
Operating income (loss)	(19,871)	(608,702)	(80,551)	(764,718)
Other income (expense), net	19	1,601	(1,290)	2,733
Fair value adjustment of warrants	1,105	9,128	4,750	26,080
Fair value adjustment of hedge instruments	3,981	20,314	11,186	5,249
Interest income	1,060	69	2,576	239
Interest expense	(16,492)	(14,556)	(48,683)	(37,541)
Income (loss) before provision for (benefit from) income taxes	(30,198)	(592,146)	(112,012)	(767,958)
Provision for (benefit from) income taxes	(2,462)	(8,832)	(8,735)	(34,234)
Income (loss) from continuing operations	(27,736)	(583,314)	(103,277)	(733,724)
Gain (loss) on sale of business	—	53,756	(682)	53,756
Income (loss) from discontinued operations, net of tax	—	1,215	—	8,483
Net income (loss)	$(27,736)	$(528,343)	$(103,959)	$(671,485)

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(3.45)	$(70.98)	$(12.84)	$(93.38)
Ordinary – Basic and diluted - discontinued operations	—	6.69	(0.08)	7.92
Ordinary – Basic and diluted	$(3.45)	$(64.29)	$(12.92)	$(85.46)
Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,047	8,218	8,044	7,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Comprehensive income (loss):
Net income (loss)	$(27,736)	$(528,343)	$(103,959)	$(671,485)
Foreign currency adjustment, net of tax	(2,650)	(17,287)	(1,279)	(21,012)
Total comprehensive income (loss)	$(30,386)	$(545,630)	$(105,238)	$(692,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2022	6,662,901	—	$1	$1,306,156	$(247,229)	$-	$970	$1,059,898
Share-based compensation	—	—	—	6,898	—	—	—	6,898
Common stock issued	8,958	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(2,565)	—	—	(309)	—	—	—	(309)
Common stock issued in connection with Codecademy acquisition	1,518,721	—	—	182,550	—	—	—	182,550
Fair value of share-based awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Translation adjustment	—	—	—	—	—	—	(2,248)	(2,248)
Net income (loss)	—	—	—	—	(21,643)	—	—	(21,643)
Balance April 30, 2022	8,188,015	—	1	1,495,833	(268,872)	—	(1,278)	1,225,684
Share-based compensation	—	—	—	10,017	—	—	—	10,017
Common stock issued	41,442	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(14,057)	—	—	(1,409)	—	—	—	(1,409)
Translation adjustment	—	—	—	—	—	—	(1,477)	(1,477)
Net income (loss)	—	—	—	—	(121,499)	—	—	(121,499)
Balance July 31, 2022	8,215,400	—	1	1,504,441	(390,371)	—	(2,755)	$1,111,316
Share-based compensation	—	—	—	8,396	—	—	—	8,396
Common stock issued	51,560	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(18,846)	—	—	(884)	—	—	—	(884)
Repurchase of common stock	—	(32,271)	—	—	—	(1,433)	—	(1,433)
Translation adjustment	—	—	—	—	—	—	(17,287)	(17,287)
Deconsolidation of SumTotal	—	—	—	—	—	—	2,110	2,110
Net income (loss)	—	—	—	—	(528,343)	—	—	(528,343)
Balance October 31, 2022	8,248,114	(32,271)	$1	$1,511,953	$(918,714)	$(1,433)	$(17,932)	$573,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) - continued

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2023	8,264,308	(81,514)	$1	$1,521,587	$(972,193)	$(2,845)	$(14,794)	$531,756
Share-based compensation	—	—	—	9,128	—	—	—	9,128
Common stock issued	22,538	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(8,131)	—	—	(289)	—	—	—	(289)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	875	875
Net income (loss)	—	—	—	—	(44,224)	—	—	(44,224)
Balance April 30, 2023	8,278,715	(299,777)	1	1,530,426	(1,016,417)	(10,891)	(13,919)	489,200
Share-based compensation	—	—	—	5,827	—	—	—	5,827
Common stock issued	67,693	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(23,241)	—	—	(592)	—	—	—	(592)
Repurchase of common stock	—		—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	496	496
Net income (loss)	—	—	—	—	(31,999)	—	—	(31,999)
Balance July 31, 2023	8,323,167	(299,777)	1	1,535,661	(1,048,416)	(10,891)	(13,423)	462,932
Share-based compensation	—	—	—	7,962	—	—	—	7,962
Common stock issued	60,878	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(21,271)	—	—	(560)	—	—	—	(560)
Repurchase of common stock	—		—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	(2,650)	(2,650)
Net income (loss)	—	—	—	—	(27,736)	—	—	(27,736)
Balance October 31, 2023	8,362,774	(299,777)	$1	1,543,063	$(1,076,152)	$(10,891)	$(16,073)	$439,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(103,959)	$(671,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	22,917	25,311
Depreciation and amortization	2,629	5,323
Amortization of intangible assets	116,086	134,541
Provision for credit loss expense (recovery)	205	275
Provision for (benefit from) income taxes – non-cash	(10,270)	(43,115)
Non-cash interest expense	1,546	1,550
Non-cash lease and property and equipment impairment charges	4,265	—
(Gain) loss on sale of business	682	(53,756)
Fair value adjustment of warrants	(4,750)	(26,080)
Impairment of goodwill	-	641,362
Fair value adjustment of hedge instruments	(11,186)	(5,249)
Change in assets and liabilities, net of effects from acquisitions:
Right-of-use assets	2,184	4,302
Accounts receivable	70,645	76,821
Prepaid expenses and other current assets	2,726	(617)
Accounts payable	(3,283)	(3,052)
Accrued expenses and other liabilities, including long-term	(20,820)	(23,378)
Lease liabilities	(3,048)	(2,261)
Deferred revenues	(75,250)	(84,053)
Net cash provided by (used in) operating activities	(8,681)	(23,561)
Cash flows from investing activities:
Purchase of property and equipment	(3,753)	(4,713)
Internally developed software - capitalized costs	(8,055)	(8,639)
Sale of SumTotal, net of cash transferred	(5,137)	171,995
Acquisition of Codecademy, net of cash received	—	(198,842)
Net cash used in investing activities	(16,945)	(40,199)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(1,441)	(2,603)
Payments to acquire treasury stock	(8,046)	(1,433)
Proceeds from issuance of term loans, net of fees	—	157,088
Proceeds from accounts receivable facility, net of borrowings	793	(33,168)
Principal payments on Term loans	(4,803)	(36,194)
Net cash provided by (used in) financing activities	(13,497)	83,690
Effect of exchange rate changes on cash and cash equivalents	(1,674)	(6,823)
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,797)	13,107
Cash, cash equivalents and restricted cash, beginning of period	177,556	168,923
Cash, cash equivalents and restricted cash, end of period	$136,759	$182,030
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$129,806	$174,708
Restricted cash	6,953	7,322
Cash, cash equivalents and restricted cash, end of period	$136,759	$182,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(in thousands)

	Nine Months Ended October 31,
	2023	2022
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$50,583	$33,490
Cash paid (received) for income taxes, net of refunds	6,262	3,245
Unpaid capital expenditures	—	24
Shares issued in connection with business combination	—	182,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, “our” and the “Company”) has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. Through a portfolio of high-quality content, an AI-enabled platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skills gaps, unlocking human potential, and transforming the workforce.

With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training, practice labs and a Generative AI-powered conversation simulator, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2023 is the fiscal year ended January 31, 2023).

Reverse Stock Split

On September 29, 2023, we effected a 1-for-20 reverse stock split of our common stock and proportionately decreased the number of authorized shares of common stock. All shares, outstanding options, warrants, restricted stock unit ("RSU"), and per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from "Common stock" to "Additional paid-in capital".

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

Certain amounts reported in prior years have been reclassified to conform to the presentation in the current year. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity, or net income (loss) for the prior year.

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

Changes in the allowance for credit loss on accounts receivable (in thousands) for the nine months ended October 31, 2023 were as follows:

Amount
Balance as of February 1, 2023	$221
Additions to (reductions from) provision for credit loss expense	205
Balance as of October 31, 2023	$426

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

In the three and nine months ended October 31, 2022, the Company incurred $2.5 million and $7.7 million, respectively, in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting, and other professional services. These costs are included in the "acquisition-related costs" in the accompanying condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information below is presented in accordance with Regulation S-X, Article 11 to enhance comparability for all periods by including operating results for Codecademy as if the merger had closed on February 1, 2022 (in thousands):

	Unaudited Pro Forma	Unaudited Pro Forma
	Statement of Operations	Statement of Operations
	Three Months Ended October 31,	Nine Months Ended October 31,
	2022	2022
Revenue	$139,390	$422,861
Net loss from continuing operations	(16,134)	(100,472)

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

The financial results of SumTotal are presented as Income from discontinued operations, net of tax in our condensed consolidated statements of operations. The following presents financial results of SumTotal for the three and nine months ended October 31, 2022 in our condensed consolidated statements of operations (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 31, 2022	October 31, 2022
Revenues:
Total revenues	$4,178	$60,706
Operating expenses:
Costs of revenues	1,250	19,027
Content and software development	956	12,246
Selling and marketing	800	11,507
General and administrative	67	730
Amortization of intangible assets	—	6,345
Acquisition-related costs	1,056	1,609
Restructuring	(159)	42
Total operating expenses	3,970	51,506
Operating income from discontinued operations	208	9,200
Other income (expense), net	2,223	2,681
Interest income	—	12
Interest expense	(101)	(1,443)
Income (loss) from discontinued operations before income taxes	2,330	10,450
Provision for (benefit from) income taxes	1,115	1,967
Net income (loss) from discontinued operations	$1,215	$8,483

In addition, the amounts described in other footnotes within these condensed consolidated financial statements have been updated to reflect the amounts applicable to continuing operations, unless otherwise noted.

(5)    Intangible Assets

Intangible assets consisted of the following (in thousands):

	October 31, 2023			January 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed software/courseware	$383,466	$185,016	$198,450	$374,057	$123,219	$250,838
Customer contracts/relationships	335,084	74,084	261,000	336,182	42,026	294,156
Vendor relationships	39,158	37,911	1,247	39,887	36,666	3,221
Trademarks and trade names	44,000	3,884	40,116	44,000	1,454	42,546
Publishing rights	41,100	19,614	21,486	41,100	13,449	27,651
Backlog	49,700	42,650	7,050	49,700	32,780	16,920
Skillsoft trademark	84,700	—	84,700	84,700	—	84,700
Global Knowledge trademark	22,656	6,302	16,354	23,080	5,046	18,034
Total intangible assets	$999,864	$369,461	$630,403	$992,706	$254,640	$738,066

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended January 31:

Amortization Expense
2024 (three months remaining)	$37,206
2025	133,177
2026	129,291
2027	82,322
2028	42,037
Thereafter	121,670
Total future amortization	$545,703

Amortization expense related to intangible assets in the aggregate was $38.6 million, $116.1 million for the three and nine months ended October 31, 2023, respectively, and, $43.4 million and $128.2 million the three and nine months ended October 31, 2022, respectively.

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

In connection with the impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Performing a quantitative goodwill and indefinite lived intangible impairment test is not necessary if an entity determines based on this assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company fails or elects to bypass the qualitative assessment, the goodwill impairment test must be performed. This test requires a comparison of the carrying value of the reporting unit to its estimated fair value. If the carrying value of a reporting unit’s goodwill exceeds its fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit. In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.

The Company completed the qualitative assessment discussed above for the nine months ended October 31, 2023 and concluded that there were not indicators of impairment for our reporting units.

A roll forward of goodwill is as follows:

Description	Content & Platform	Instructor-Led Training	Consolidated
Goodwill, net January 31, 2023	$417,340	$40,404	$457,744
Foreign currency translation adjustment	(701)	725	24
Goodwill, net October 31, 2023	$416,639	$41,129	$457,768

As of October 31, 2023, there was $569.3 million and $72.1 million of accumulated impairment losses for the Content & Platform (formerly referred to as Skillsoft Content) and Instructor-Led Training (formerly referred to as Global Knowledge) segments, respectively.

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
●

Lower expectations for future bookings, revenue, or profitability, which in part could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;

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

(6)    Taxes

For the three and nine months ended October 31, 2023, for continuing operations, the Company recorded a tax benefit of $2.5 million and $8.7 million, respectively, on a pretax loss of $30.2 million and $112.0 million, respectively. The tax benefit reflects the effect of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign tax rate differential.

For the three and nine months ended October 31, 2022, for continuing operations, the Company recorded a tax benefit of $8.8 million and $34.2 million, respectively, on a pretax loss of $592.1 million and $768.0 million, respectively. The tax benefit reflects the effect of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign tax rate differential.

(7)    Restructuring

In connection with strategic initiatives implemented during the three and nine months ended October 31, 2023 and October 31, 2022, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded restructuring charges of $0.9 million and $8.6 million during the three and nine months ended October 31, 2023, respectively, and $2.0 million and $10.3 million for the three and nine months ended October 31, 2022, respectively. These restructuring charges are presented separately in the accompanying condensed consolidated statements of operations and include primarily the severance costs of terminated employees and lease termination and lease impairment charges.

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

Operating lease right-of-use ("ROU") assets and liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The weighted average incremental borrowing rate for its operating leases as of October 31, 2023 and January 31, 2023 was 5.8% and 5.5%, respectively.

The operating leases are included in the captions “Right of use assets”, “Lease liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023. The weighted-average remaining lease term of the Company’s operating leases is 6.0 years as of October 31, 2023. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $3.9 million and related cash payments were $3.8 million for the nine months ended October 31, 2023. The lease costs were $5.0 million and related cash payments were $5.9 million for the nine months ended October 31, 2022. Lease costs are included within the content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows and the finance leases related cash payments were included in the financing cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 7 for a discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles (in thousands) the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of October 31, 2023.

Fiscal year ended January 31:
2024 (three months remaining)	$1,199
2025	3,707
2026	2,490
2027	2,324
2028	1,507
Thereafter	4,124
Total future minimum lease payments	15,351
Effects of discounting	(2,254)
Total lease liabilities	$13,097

Current lease liabilities	$3,591
Long-term lease liabilities	9,506
Total lease liabilities	$13,097

Litigation

On November 21, 2023, the Company was named as a nominal defendant in a shareholder derivative action filed in the Delaware Court of Chancery captioned Norcross v. Prosus N.V., et al. The plaintiff, a Company shareholder, alleges that the Company's directors and controlling shareholders breached their fiduciary duties to plaintiffs by causing the Company to acquire Codecademy at an above-market price. Plaintiff seeks money damages as compensation for the harm caused by the alleged breaches. We currently cannot estimate any possible loss that may result from this action.

In addition, the Company is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to commercial and contractual disputes, employment matters, intellectual property, and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with GAAP, an estimate is made of the loss and the appropriate accrual is reflected in our condensed consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of all pending claims and litigation, management does not anticipate that the outcome of any current proceedings or known claims, either individually or in aggregate, will materially affect the Company’s financial position, results of operations or cash flows.

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

(9)    Long-Term Debt

Debt consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Term Loan - current portion	$6,404	$6,404
Current maturities of long-term debt	6,404	6,404

Term Loan - long-term portion	589,798	594,601
Original issue discount - long-term portion	(7,284)	(8,286)
Deferred financing costs - long-term portion	(3,954)	(4,498)
Long-term debt	$578,560	$581,817

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

The First Amendment provided for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provided for early opt-in to Secured Overnight Financing Rate ("SOFR") for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

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

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest period plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus 10.50%, (ii) the “prime rate” quoted by the administrative agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for alternative base rate loans. As of October 31, 2023, the balance of $596.2 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a spread of 5.25%, per annum, with a SOFR floor of 0.75%, and quarterly principal repayments of $1.6 million until maturity.

Voluntary prepayment is permitted under the Term Loan Facility. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement. These include, among other things, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of  October 31, 2023, the Company is in compliance with all covenants.

The Company’s debt outstanding as of October 31, 2023 matures (in thousands) as shown below.

Future principal payments due for fiscal years ended January 31:
2024 (three months remaining)	$1,601
2025	6,404
2026	4,803
2027	6,404
2028	8,005
Thereafter	568,985
Total payments	596,202
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(11,238)
Long-term portion	$578,560

Accounts Receivable Facility

On December 20, 2018, the Company entered into a $75.0 million receivables credit agreement. The maturity date for the facility is the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. There are four classes of available receivables with advance rates between 50.0% and 85.0%. The minimum outstanding draw under the terms of the agreement is $10 million.

The lenders require the Company to deposit receipts from pledged receivables to a restricted concentration account within two business days of receipt by the Company. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. If additional pledged receivables exceed the prior month’s collections, funds from the concentration account are returned to the Company. The reserve balance was $5.1 million at  October 31, 2023 and is classified as restricted cash on the balance sheet.

The Company accounts for these transactions as borrowings since the assets pledged contain the right to future receivables. Under this agreement, the Company receives the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was 8.44% at October 31, 2023. Borrowings and repayments are presented as cash flows from financing activities in the accompanying unaudited condensed consolidated statements of cash flows. As of October 31, 2023, $40.5 million was drawn under the accounts receivable facility and is classified as a current liability on the balance sheet.

(10)    Shareholders’ Equity

Common Stock

As of October 31, 2023, the Company’s authorized share capital consisted of 18,750,000 shares of Class A common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 8,362,774 shares of Class A common stock were issued and 8,062,997 were outstanding. As of October 31, 2023, the Company had no shares of preferred stock or Class C common stock outstanding. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

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

Share Repurchases and Repurchase Authorization

On September 7, 2022, the Company's board of directors authorized Skillsoft to repurchase up to $30.0 million of its Class A common stock, which expired September 7, 2023. Under the program, the Company was authorized to purchase shares in the open market, in private negotiated transactions, or by other means from time to time. The share repurchase program did not obligate the Company to purchase any minimum number of shares. Under the program, the Company repurchased 218,263 of its shares for $8.0 million during the nine months ended October 31, 2023. From inception through the quarter ended October 31, 2023, the Company repurchased 299,777 shares for $10.9 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments (in thousands) consisted of the following:

	Three Months Ended October 31,
	2023			2022
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,423)	$—	$(13,423)	$(2,755)	$—	$(2,755)
Translation adjustment	(2,650)	—	(2,650)	(17,287)	—	(17,287)
Deconsolidation of SumTotal	—	—	—	2,110	—	2,110
Balance as of end-of-period	$(16,073)	$—	$(16,073)	$(17,932)	$—	$(17,932)

	Nine Months Ended October 31,
	2023			2022
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(14,794)	$—	$(14,794)	$970	$—	$970
Translation adjustment	(1,279)	—	(1,279)	(21,012)	—	(21,012)
Deconsolidation of SumTotal	—	—	—	2,110	—	2,110
Balance as of end-of-period	$(16,073)	$—	$(16,073)	$(17,932)	$—	$(17,932)

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

A summary of liability classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at October 31,
Type	Shares	Price	Price	Date	2023
Private Placement Warrants – Sponsor	792	$230	None	6/11/2026	$4

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor”) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 warrants were issued at the closing of the business combination with Software Luxembourg Holding S.A. on June 11, 2021 in connection with the repayment of a promissory note due to the Sponsor. One million of the Private Placement Warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include provisions that provide for potential changes to the settlement amounts on redemptions and were dependent upon the characteristics of the holder of the warrant. As of  October 31, 2023, 453,596 Private Placement Warrants had been transferred to public holders (included in "Public Warrants" in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

A summary of equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public Warrants	1,173	$230	$360	6/11/2026
Private Placement Warrants (PIPE)	833	230	360	6/11/2026
Private Placement Warrants (Global Knowledge)	250	230	None	10/12/2025
Private Placement Warrants (CEO)	50	230	None	6/11/2026
Total	2,306

A description of each category of warrants issued and outstanding is as follows:

●

Public Warrants – Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrants”), resulting in the issuance of 23,000,000 warrants. Prior to the business combination with Software Luxembourg Holding S.A. on June 11, 2021 (the “Skillsoft Merger"), Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which state that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside the control of the Company (which had more than one class of outstanding common stock prior to the Skillsoft Merger), where all warrant holders would be entitled to cash, while only certain holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants met equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance. During the three and nine months ended October 31, 2023, there was no activity related to the Private Placement Warrants or Public Warrants.

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

Public Warrants and PIPE Private Placement Warrants (hereinafter referred to as “Redeemable Warrants”) are currently exercisable and may only be exercised for 1-20 of a whole number of shares. The Company may redeem these warrants:

●	in whole and not in part;
●	at a price of $0.20 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●

if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $360.00 per share for any 20 trading days within a 30‑trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If and when the Redeemable Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

(12)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of October 31, 2023, a total of 149,600 shares of common stock were available for issuance under the 2020 Plan.

Stock Options

Under the 2020 Plan, all employees are eligible to receive incentive share options and all employees, directors and consultants are eligible to receive non-statutory share options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionee's death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following summarizes the stock option activity for the nine months ended October 31, 2023:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2023	116,099	$214.74	8.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(11,330)	215.00	—	—
Expired	(15,919)	213.13	—	—
Outstanding, October 31, 2023	88,850	215.00	7.6	—

Vested and exercisable, October 31, 2023	49,981	215.00	7.6	—

The total unrecognized equity-based compensation costs related to the stock options was $2.4 million based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 1.6 years.

Time-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than RSUs granted to our non-employee directors, which vest upon the earlier of the anniversary of the grant date and the Company’s next annual meeting of stockholders, RSUs generally vest ratably over a three or four-year period, subject to continued employment through each anniversary. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following summarizes the time-based RSU activity for the nine months ended October 31, 2023:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	608,306	$120.20	$23,359
Granted(1)	451,158	32.03	—
Vested	(145,447)	134.52	—
Forfeited	(122,128)	117.55	—
Unvested balance, October 31, 2023	791,889	68.14	14,888

(1) In May 2023, 14,500 shares were granted to replace 19,400 shares of market-based RSUs. This modification resulted in stock-based compensation expense increasing by less than $0.1 million per quarter over a two-year period.

The total unrecognized stock-based compensation costs related to time-based RSUs was $44.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

The following summarizes the MBRSUs activity for the nine months ended October 31, 2023:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	112,923	$135.00	$4,336
Granted	117,250	45.11	—
Vested	—	—	—
Forfeited	(25,926)	150.18	—
Canceled(1)	(19,400)	172.00	—
Unvested balance, October 31, 2023	184,847	74.13	3,475

(1) In May 2023, 14,500 shares of market-based RSUs were canceled and replaced with 19,400 shares of time-based RSUs. This modification resulted in stock-based compensation expense increasing by less than $0.1 million per quarter over a two-year period.

The total unrecognized stock-based compensation costs related to MBRSUs was $5.7 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock-based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenues	$128	$82	$463	$132
Content and software development	1,569	1,782	5,325	6,207
Selling and marketing	1,421	1,915	2,436	4,933
General and administrative	4,845	4,617	14,693	15,634
Total	$7,963	$8,396	$22,917	$26,906

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three and nine months ended October 31, 2023 and October 31, 2022 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
SaaS and subscription services	$96,085	$93,127	$287,936	$272,443
Virtual, on-demand and classroom	37,824	41,646	112,804	128,931
Professional services	5,047	4,617	14,957	13,429
Total net revenues	$138,956	$139,390	$415,697	$414,803

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
United States	$92,587	$92,177	$274,610	$268,096
Europe, Middle East and Africa	34,475	35,230	104,751	109,031
Other Americas	6,714	7,099	21,041	23,075
Asia-Pacific	5,180	4,884	15,295	14,601
Total net revenues	$138,956	$139,390	$415,697	$414,803

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the nine months ended October 31, 2023 was as follows (in thousands):

Deferred revenue at January 31, 2023	$282,454
Billings deferred	339,039
Recognition of prior deferred revenue	(415,697)
Deferred revenue at October 31, 2023	$205,796

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the nine months ended October 31, 2023 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2023	$24,594
Contract acquisition costs	17,574
Recognition of contract acquisition costs	(15,622)
Deferred contract acquisition costs at October 31, 2023	$26,546

(14)    Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2023 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Interest rate swaps - asset (liability)	$9,633	$—	$9,633
Liability classified warrants	—	(4)	(4)
Total assets and (liabilities) recorded at fair value	$9,633	$(4)	$9,629

Interest Rate Swap

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on the first $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three and nine months ended October 31, 2023, the Company recognized a non-cash gain of $4.0 million and $11.2 million, respectively, attributable to the Interest Rate Swaps. For the three and nine months ended October 31, 2022, the Company recognized a gain of $20.3 million and $5.2 million, respectively, attributable to the Interest Rate Swaps.

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

Warrants

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	October 31, 2023
Private Placement Warrants – Sponsor	792	$230	None	6/11/2026	$4

The Company classifies Sponsor Private Placement Warrants as liabilities in accordance with ASC Topic 815. Refer to Note 11 "Warrants" for more detail. The inputs for determining fair value of these warrants are classified as Level 3 inputs. The Company estimates the fair value of the Sponsor Private Placement Warrants using a Black-Scholes option pricing model and the following assumptions:

October 31, 2023
Risk-free interest rate	4.9%
Expected dividend yield	0.0%
Volatility factor	58.3%
Expected lives (years)	2.6
Value per unit	$0.01

Changes in the fair value of liability-classified warrants classified as Level 3 due to significant unobservable inputs used to determine fair value were as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2023	October 31, 2023
Balance as of beginning-of-period	$1,109	$4,754
Unrealized gains	(1,105)	(4,750)
Balance as of October 31, 2023	$4	$4

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  October 31, 2023, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of October 31, 2023 was $542.5 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

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

The Content & Platform business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. This includes individualized coaching as well as technical skill areas assumed in the Codecademy acquisition. In addition, Content & Platform offers Percipio, an artificial intelligence ("AI")-driven online learning platform that delivers an immersive learning experience through software as a service ("SaaS") solutions. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

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

The following presents summary results for each of the businesses for the three and nine months ended October 31, 2023 and October 31, 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Content & Platform
Revenues	$101,132	$97,968	$302,893	$286,507
Operating expenses	122,036	702,866	373,637	967,888
Operating income (loss)	(20,904)	(604,898)	(70,744)	(681,381)
Instructor-Led Training
Revenues	37,824	41,422	112,804	128,296
Operating expenses	36,791	45,226	122,611	211,633
Operating income (loss)	1,033	(3,804)	(9,807)	(83,337)
Consolidated
Revenues	138,956	139,390	415,697	414,803
Operating expenses	158,827	748,092	496,248	1,179,521
Operating income (loss)	(19,871)	(608,702)	(80,551)	(764,718)
Other income (expense), net	19	1,601	(1,290)	2,733
Interest expense, net	(15,432)	(14,487)	(46,107)	(37,302)
Fair value adjustment of warrants	1,105	9,128	4,750	26,080
Fair value adjustment of hedge	3,981	20,314	11,186	5,249
(Provision for) benefit from income taxes	2,462	8,832	8,735	34,234
Net income (loss) from continuing operations	(27,736)	(583,314)	(103,277)	(733,724)
Gain (loss) on sale of business	—	53,756	(682)	53,756
Income (loss) from discontinued operations, net of tax	—	1,215	—	8,483
Net income (loss)	$(27,736)	$(528,343)	$(103,959)	$(671,485)

Content & Platform segment depreciation for the three and nine months ended October 31, 2023 was $0.7 million and $2.1 million, respectively. Content & Platform segment depreciation for the three and nine months ended October 31, 2022 was $0.8 million and $2.3 million, respectively.

Instructor-Led Training segment depreciation for the three and nine months ended October 31, 2023 was $0.4 million and $0.5 million, respectively. Instructor-Led Training segment depreciation for the three and nine months ended October 31, 2022 was $0.5 million and $1.4 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  October 31, 2023 and January 31, 2023 (in thousands):

	October 31, 2023	January 31, 2023
Content & Platform	$1,237,508	$1,434,920
Instructor-Led Training	187,463	207,767
Total assets	$1,424,971	$1,642,687

The following sets forth the Company’s long-lived tangible assets by geographic region as of  October 31, 2023 and January 31, 2023 (in thousands):

	October 31, 2023	January 31, 2023
United States	$4,242	$7,117
Rest of world	3,531	3,033
Total long-lived tangible assets	$7,773	$10,150

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income (loss) from continuing operations	$(27,736)	$(583,314)	$(103,277)	$(733,724)
Net income (loss) from discontinued operations	—	54,971	(682)	62,239
Net income (loss)	$(27,736)	$(528,343)	$(103,959)	$(671,485)

Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,047	8,218	8,044	7,857

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(3.45)	$(70.98)	$(12.84)	$(93.38)
Ordinary – Basic and diluted - discontinued operations	—	6.69	(0.08)	7.92
Ordinary – Basic and diluted	$(3.45)	$(64.29)	$(12.92)	$(85.46)

During the three and nine months ended October 31, 2023 and October 31, 2022, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Common stock underlying warrants	3,098	3,098	3,098	3,098
Stock options	99	116	107	133
RSUs	1,066	845	806	762
Total	4,263	4,059	4,011	3,993

(17)    Related Party Transactions

Agreement with Largest Shareholder

In December 2021, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.7 million over three years.

Codecademy Transaction

An affiliate of our largest shareholder, MIH Learning B.V., also owned approximately 23.8% of the outstanding equity of Codecademy, which we acquired on April 4, 2022.

Consulting Services

In December 2021, Skillsoft engaged The Klein Group, LLC (the “Klein Group”) to act as a consultant to advise the Company of a potential transaction with Codecademy, to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, Skillsoft paid the Klein Group a transaction fee equal to $2.0 million in connection with the Codecademy acquisition. Michael Klein, a member of our Board, is the Chief Executive Officer of the Klein Group, and the Klein Group is closely affiliated with our second largest shareholder.

(18)    Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of October 31, 2023 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of October 31, 2023, compared with January 31, 2023, and the results of operations for the three and nine months ended October 31, 2023, compared with the corresponding period in fiscal 2023 of Skillsoft Corp. and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “Skillsoft”, “Company”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries.

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

Through a portfolio of high-quality content, an AI-enabled platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skills gaps, unlocking human potential, and transforming the workforce. With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training, practice labs and a Generative AI-powered conversation simulator, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

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

Completion of the Codecademy Acquisition

On April 4, 2022, the Company acquired Codecademy, a leading online learning platform for technical skills. Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. Total consideration for the acquisition was approximately $386.0 million, consisting of the issuance of 1,518,721 common shares and a net cash payment of $203.4 million.

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

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	26.2%	26.3%	27.6%	26.4%
Content and software development	11.6%	12.4%	12.3%	12.8%
Selling and marketing	31.7%	32.1%	31.3%	30.4%
General and administrative	16.1%	20.3%	17.4%	20.2%
Amortization of intangible assets	27.8%	31.2%	27.9%	30.9%
Impairment of intangible assets	0.0%	409.6%	0.0%	154.6%
Acquisition-related costs	0.4%	3.5%	0.7%	6.4%
Restructuring	0.6%	1.4%	2.1%	2.5%
Total operating expenses	114.4%	536.7%	119.3%	284.4%
Operating loss	(14.4)%	(436.7)%	(19.3)%	(184.4)%
Other income (expense), net	0.0%	1.1%	(0.3)%	0.7%
Fair value adjustment of warrants	0.8%	6.5%	1.1%	6.3%
Fair value of hedge instruments	2.9%	14.6%	2.7%	1.3%
Interest income	0.8%	0.0%	0.6%	0.1%
Interest expense	(11.9)%	(10.4)%	(11.7)%	(9.1)%
Income (loss) before provision for (benefit from) income taxes	(21.8)%	(424.8)%	(26.9)%	(185.1)%
Provision for (benefit from) income taxes	(1.8)%	(6.3)%	(2.1)%	(8.3)%
Income (loss) from continuing operations	(20.0)%	(418.5)%	(24.8)%	(176.9)%
Gain (loss) on sale of business	0.0%	38.6%	(0.2)%	13.0%
Income (loss) from discontinued operations, net of tax	0.0%	0.9%	0.0%	2.0%
Net income (loss)	(20.0)%	(379.0)%	(25.0)%	(161.9)%

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

The following is a summary of our revenues by product and service type (in thousands, except percentages) for the periods indicated:

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
SaaS and subscription revenues:
Content & Platform	$95,855	$93,127	$2,728	2.9%	$287,356	$272,443	$14,913	5.5%
Total subscription revenues	95,855	93,127	2,728	2.9%	287,356	272,443	14,913	5.5%
Non-subscription revenues:
Instructor-Led Training	37,824	41,646	(3,822)	(9.2)%	112,804	128,931	(16,127)	(12.5)%
Content & Platform	5,277	4,617	660	14.3%	15,537	13,429	2,108	15.7%
Total non-subscription revenues	43,101	46,263	(3,162)	(6.8)%	128,341	142,360	(14,019)	(9.8)%
Total revenues	$138,956	$139,390	$(434)	(0.3)%	$415,697	$414,803	$894	0.2%

Total revenues remained relatively flat, when comparing the three and nine months ended October 31, 2023 and 2022. A decline in revenues in our Instructor-Led Training segment was primarily due to weaker market demand, particularly in Europe, as well as product and partner mix changes. The decrease was partially offset by organic growth in our Content & Platform segment due to higher bookings in the prior year, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking. The increase in total revenues, when comparing the nine months ended October 31, 2023 and 2022, was also affected by the aforementioned items as well as the result of the inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022.

Operating Expenses

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Cost of revenues	$36,407	$36,655	$(248)	(0.7)%	$114,698	$109,662	$5,036	4.6%
Content and software development expenses	16,126	17,252	(1,126)	(6.5)%	51,024	53,276	(2,252)	(4.2)%
Selling and marketing expenses	43,983	44,680	(697)	(1.6)%	130,321	126,089	4,232	3.4%
General and administrative expenses	22,308	28,281	(5,973)	(21.1)%	72,689	83,994	(11,305)	(13.5)%
Amortization of intangible assets	38,620	43,438	(4,818)	(11.1)%	116,086	128,196	(12,110)	(9.4)%
Impairment of goodwill and intangible assets	—	570,887	(570,887)	(100.0)%	—	641,362	(641,362)	(100.0)%
Acquisition-related costs	510	4,889	(4,379)	(89.6)%	2,838	26,653	(23,815)	(89.4)%
Restructuring	873	2,010	(1,137)	(56.6)%	8,592	10,289	(1,697)	(16.5)%
Total operating expenses	$158,827	$748,092	$(589,265)	(78.8)%	$496,248	$1,179,521	$(683,273)	(57.9)%

Cost of revenues

Cost of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; facilities and utilities costs; consulting services; and instructor fees, course materials, logistics costs and overhead costs associated with virtual, in-classroom, and on-demand training solutions. The following provides details regarding the changes in components of cost of revenues (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Courseware, instructor fees and outside services	$18,215	$18,512	$(297)	(1.6)%	$61,343	$55,349	$5,994	10.8%
Compensation and benefits	14,145	13,141	1,004	7.6%	41,684	40,199	1,485	3.7%
Hosting and software maintenance	2,742	2,554	188	7.4%	8,527	7,090	1,437	20.3%
Facilities, utilities and other	1,305	2,448	(1,143)	(46.7)%	3,144	7,024	(3,880)	(55.2)%
Total cost of revenues	$36,407	$36,655	$(248)	(0.7)%	$114,698	$109,662	$5,036	4.6%

The increases in courseware, instructor fees and outside services, when comparing the nine months ended October 31, 2023 to the same period in 2022, was primarily attributable to rising third-party costs and product mix in our Instructor-Led Training segment. When comparing the three and nine months ended October 31, 2023 to the same periods in 2022, both the compensation and benefits, and hosting and software maintenance categories increased primarily due to the organic growth in our Content & Platform segment and investments in our employees. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content & Platform segment and declines in our Instructor-Led Training segment. The decrease in facilities and utilities expenses, when comparing the three and nine months ended October 31, 2023 to the same periods in 2022, were primarily attributable to cost savings from consolidation of our facilities. In addition, the inclusion of Codecademy’s expenses subsequent to its acquisition on April 4, 2022 increased cost of revenues when comparing the nine months ended October 31, 2023 to the same period in 2022.

Content and software development

Content and software development expenses include costs associated with the development of new products and the enhancement of existing products, consisting primarily of employee salaries and benefits; development-related professional services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of content and software development expenses (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	11,690	$13,660	$(1,970)	(14.4)%	$37,694	$39,183	$(1,489)	(3.8)%
Consulting and outside services	3,147	2,310	837	36.2%	8,424	10,459	(2,035)	(19.5)%
Facilities, utilities and other	627	485	142	29.3%	2,717	1,547	1,170	75.6%
Software maintenance	662	797	(135)	(16.9)%	2,189	2,087	102	4.9%
Total content and software development expenses	$16,126	$17,252	$(1,126)	(6.5)%	$51,024	$53,276	$(2,252)	(4.2)%

The decreases in compensation and benefits, when comparing the three and nine months ended October 31, 2023 and 2022, were primarily attributable to expense reductions and savings from the Company’s integration and restructuring activities. The increases in consulting and outside services, when comparing the three months ended October 31, 2023 and 2022, were primarily due to timing. The decreases in consulting and outside services, when comparing the nine months ended October 31, 2023, to the same period in 2022, were primarily attributable to expense reductions and savings from the Company’s integration and restructuring activities. The inclusion of Codecademy’s compensation and benefits, facilities, utilities and other expenses subsequent to its acquisition on April 4, 2022 increased content and software development expenses, when comparing the nine months ended October 31, 2023 to the same period in 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content & Platform segment.

Selling and marketing

Selling and marketing, or S&M, expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	$30,483	$29,716	$767	2.6%	$91,353	$86,283	$5,070	5.9%
Advertising and promotions	7,581	8,087	(506)	(6.3)%	21,886	23,606	(1,720)	(7.3)%
Software maintenance	3,357	2,596	761	29.3%	9,576	6,002	3,574	59.6%
Consulting and outside services	1,198	2,165	(967)	(44.7)%	3,640	5,762	(2,122)	(36.8)%
Facilities, utilities and other	1,364	2,116	(752)	(35.5)%	3,866	4,436	(570)	(12.9)%
Total S&M expenses	$43,983	$44,680	$(697)	(1.6)%	$130,321	$126,089	$4,232	3.4%

The increase in compensation and benefits and software maintenance, when comparing the three and nine months ended October 31, 2023, to the same periods in 2022, were primarily a result of investments in our go-to-market transformation activities and enablement programs. Also contributing to the increases in compensation and benefits and software maintenance, when comparing the nine months ended October 31, 2023 to the same period in 2022, were the inclusion of Codecademy’s expenses subsequent to its acquisition on April 4, 2022. The decrease in facilities and utilities expenses, when comparing the three and nine months ended October 31, 2023 to the same periods in 2022, were primarily attributable to cost savings from consolidation of our facilities.

General and administrative

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation.

The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Compensation and benefits	$16,359	$13,560	$2,799	20.6%	$47,894	$46,398	$1,496	3.2%
Consulting and outside services	3,254	10,352	(7,098)	(68.6)%	14,972	24,037	(9,065)	(37.7)%
Insurance	730	1,166	(436)	(37.4)%	2,977	4,573	(1,596)	(34.9)%
Facilities, utilities and other	671	1,862	(1,191)	(64.0)%	2,848	4,994	(2,146)	(43.0)%
Software maintenance	1,053	785	268	34.1%	3,033	2,308	725	31.4%
Franchise, sales, and property tax	241	556	(315)	(56.7)%	965	1,684	(719)	(42.7)%
Total G&A expenses	$22,308	$28,281	$(5,973)	(21.1)%	$72,689	$83,994	$(11,305)	(13.5)%

The decrease in total G&A expenses, when comparing the three and nine months ended October 31, 2023 to the same periods in 2022, was primarily attributable to expense reductions and savings from the Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance. These decreases for the nine months ended October 31, 2023 when comparing to the same period in 2022, were partially offset by Codecademy’s expenses subsequent to its acquisition on April 4, 2022.

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

The decrease in amortization of intangible assets, when comparing the nine months ended October 31, 2023 to the same period in 2022, was primarily due to certain intangible assets becoming fully amortized, partially offset by the intangible assets that arose from the acquisition of Codecademy completed on April 4, 2022.

Acquisition-related costs

Acquisition-related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and June 2021 and the subsequent integration-related activities. The changes in acquisition-related costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model. In January 2021, we committed to a restructuring plan that encompassed a series of measures intended to improve our operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three and nine months ended October 31, 2023 and 2022, have been primarily associated with lease termination and lease impairment charges and employee severance cost. The restructuring charges for the three months ended October 31, 2023 totaling $0.9 million are substantially all related to severance costs of terminated employees. The restructuring charges for the nine months ended October 31, 2023 totaling $8.6 million included $3.8 million for lease termination and lease impairment charges as well as $3.4 million for severance costs of terminated employees. The restructuring charges for the three and nine months ended October 31, 2022 totaling $2.0 million and $10.3 million, respectively, were substantially all related to severance costs of terminated employees and lease termination and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Other income (expense), net	$19	$1,601	$(1,582)	(98.8)%	$(1,290)	$2,733	$(4,023)	(147.2)%
Interest income	1,060	69	991	1436.2%	2,576	239	2,337	977.8%
Interest expense	(16,492)	(14,556)	(1,936)	13.3%	(48,683)	(37,541)	(11,142)	29.7%

The other income (expense) was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. Interest income for both the three months and nine months ended October 31, 2023 compared to the corresponding prior year periods, increased primarily due to the use of money market investments to realize increased returns on cash balances. The increase in interest expense, when comparing the three months ended October 31, 2023, to the corresponding period in 2022, was primarily due to higher interest rates. The increase in interest expense, when comparing the nine months ended October 31, 2023, to the corresponding period in 2022, was primarily due to the additional $160 million of term loans in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. As a result of the interest rate swaps executed on June 17, 2022, we have a fixed cash interest rate of 9.05% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during the three and nine months ended October 31, 2023 and 2022, which decreased the fair value of our liability-classified warrants that are marked-to-market at each balance sheet date, with gains and losses being recorded in current period earnings.

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

The gains reflected for the change in value of the interest rate swaps are primarily attributable to increases in the expectation for one-month SOFR interest rates through June 5, 2027, during the three and nine months ended October 31, 2023 and 2022.

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

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes (in thousands, except percentages) information:

			Dollar				Dollar
	Three Months Ended October 31,		Increase/	Percent	Nine Months Ended October 31,		Increase/	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Provision for (benefit from) income taxes	$(2,462)	$(8,832)	$6,370	(72.1)%	$(8,735)	$(34,234)	$25,499	(74.5)%
Effective income tax rate	8.2%	1.5%			7.8%	4.5%

The effective income tax rate for the three and nine months ended October 31, 2023 and 2022 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential and changes in the valuation allowance on the Company’s deferred tax assets.

Due to the acquisition of Codecademy on April 4, 2022, the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis, the Company determined that a valuation allowance release of $20.7 million was required and recorded in full as a discrete income tax benefit for the nine months ended October 31, 2022.

Liquidity and Capital Resources

Liquidity and Sources of Cash

As of October 31, 2023, we had $129.8 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: 1) preservation of capital and protection of principal; 2) maintenance of liquidity that is sufficient to meet cash flow needs; and 3) maximize rate of return. Pursuant to this policy, as of October 31, 2023, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (described below), supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

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

The First Amendment provided for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provided for early opt-in to the Secured Overnight Financing Rate ("SOFR") subject to a 0.75% floor, for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

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

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivables facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.11% per annum plus the applicable Term SOFR rate. The maturity date of the accounts receivable facility is the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of October 31, 2023, $40.5 million was drawn from our accounts receivable facility.

Share Repurchase Program

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30.0 million of our common stock, which authorization expired September 7, 2023. Although our Board of Directors authorized the share repurchase program, we were not obligated to repurchase any specific dollar amount or acquire any specific number of shares under the program. From inception through April 19, 2023, we repurchased 299,777 of our shares for $10.9 million.

Cash Flows

The following summarizes our cash flows (in thousands) for the periods presented:

	Nine Months Ended October 31,
	2023	2022
Net cash provided by (used in) operating activities	$(8,681)	$(23,561)
Net cash used in investing activities	(16,945)	(40,199)
Net cash provided by (used in) financing activities	(13,497)	83,690
Effect of foreign currency exchange rates on cash and cash equivalents	(1,674)	(6,823)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(40,797)	$13,107

Cash Flows from Operating Activities

The increase in cash flows from operating activities in the nine months ended October 31, 2023 compared to the same period in 2022, was primarily the result of favorability in working capital, net of effects from acquisitions.

Cash flows from operating activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash Flows from Investing Activities

Cash flows from investing activities in the nine months ended October 31, 2023 include $8.1 million of cash payments for internally developed software.

Cash flows from investing activities for the nine months ended October 31, 2022 include cash paid of $198.7 million related to the acquisition of Codecademy. See Note 3 “Business Combination” for more details.

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

Contractual and Commercial Obligations

The scheduled maturities (in thousands) of our debt and future minimum rental commitments under non-cancelable lease agreements as of October 31, 2023 were as set forth below.

	Payments due by Fiscal Year
	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Term Loan Facility	$596,202	$1,601	$11,207	$14,409	$568,985
Operating leases	15,351	1,199	6,197	3,831	4,124
Total	$611,553	$2,800	$17,404	$18,240	$573,109

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

While the majority of the Company’s revenue relates to SaaS subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation.

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

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $9.0 million increase or decrease, respectively, on our fair value adjustment of hedge instruments at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in other income/(expenses) in our consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $1.0 million on our pre-tax income (loss) on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Previously Identified Material Weakness

We have taken the actions described in our Annual Report on Form 10-K for the year ended January 31, 2023 regarding the previously identified material weakness. We will continue to evaluate the operating effectiveness of our internal controls in subsequent periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended October 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30.0 million of our common stock, which authorization expired September 7, 2023. From inception through April 19, 2023, we repurchased 299,777 of our shares for $10.9 million. The Company did not repurchase any common stock during the quarter ended October 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the three months ended October 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following list includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	8-K	001-38960	3.1	9/29/2023
10.7	Second Amended and Restated Employment Agreement, dated as of December 3, 2023, by and between Jeffrey R. Tarr and Skillsoft Corp.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: December 5, 2023	By:	/s/ Richard George Walker
Richard George Walker Chief Financial Officer (Principal Financial Officer)