Form 10-K
period 2024-01-31
Skillsoft Corp.
filed 2024-04-15
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended January 31, 2024

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

Tel: (603) 821‑3902

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on July 31, 2023 (the last day of the registrant’s most recently completed second quarter) was: $89 million.

The number of shares of registrant’s common stock outstanding as of April 8, 2024 was: 8,093,911.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SKILLSOFT CORP.

FORM 10‑K

INDEX

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Form 10‑K” or “Annual Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include, but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, share repurchases, financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive strengths, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may”, “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “forecast”, “seek”, “outlook”, “target”, goal”, “probably”, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature, and we caution you against unduly relying on these forward-looking statements.

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

INDUSTRY AND MARKET DATA

Within this Form 10-K, we reference information and statistics regarding market share, industry data and our market position. Certain of this information has been obtained from various independent third-party sources, including independent industry publications, news reports, reports by market research firms and other independent sources. We believe that these external sources and estimates are reliable, but have not independently verified them. In addition, certain of this information and statistics are based on our own internal surveys and assessments, which are developed in good faith using reasonable estimates.  These data are based on the most current data available to us and our estimates regarding market position or other industry data included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

PART I

Item 1. Business

ABOUT SKILLSOFT

At Skillsoft, we propel organizations and people to grow together through transformative learning experiences. We drive continuous growth and performance for employees and their organizations by helping them overcome critical skills gaps, unlock human potential, and transform the workforce to meet today’s challenges and tomorrow’s opportunities.

We do this through a holistic, enterprise-wide approach to skills development that delivers measurable outcomes. At Skillsoft, we:

●	Offer a framework and methodology to benchmark current skills profiles across the enterprise and track outcomes of new skills initiatives over time;
●	Provide transformative learning experiences across knowledge domains, in modalities ranging from video and audio to instructor-led training, coaching, and practice labs; and,
●	Deliver personalized skill pathways tailored to the unique needs of every learner across the organization — from leaders to frontline workers.

Skillsoft serves as a trusted partner to approximately 60% of the Fortune 1000, supporting today's sought-after competencies: leadership and business skills, technology skills, and essential safety and risk management compliance. We address the full continuum of market needs, from functional and tactical learning initiatives to enterprise-wide strategic skills transformations. We leverage various learning modalities adaptable to different employee preferences, schedules, and learning styles. Our content is continuously updated with the latest expert insights, information, and training methods.

Today's learners want the right learning experience, delivered when, where, and how they want it. That's why our approach is mobile-first, and our expert-curated, cloud-based content is served on an open platform that reaches learners wherever they are.

Additionally, we utilize modern and innovative technologies - including generative Artificial Intelligence ("GenAI") - across our solutions to address new and emerging customer needs and to differentiate ourselves in the market.

Our community of more than 90 million learners in more than 150 countries around the globe learn in more than 30 languages. As often as they need or want to, learners turn to Skillsoft to acquire critical job skills in the flow of work, and grow as leaders, employees, and people. We've helped fuel performance and career growth for more than 25 years.

TRANSFORMATIVE LEARNING EXPERIENCES

There is a distinct Skillsoft experience that we create, one that we believe from our research and work with customers leads to workforce transformation and growth. The experience is designed around four foundational pillars:

●	Absorbing — Skillsoft learning experiences draw people in and become a daily habit.
●	Trusted — Organizations trust that we curate experiences from vetted experts, creating high-quality, skill-building journeys that help employees become experts in their given field.
●

Connected — Learning alongside peers, anytime, anywhere, through a blend of individual and shared experiences, creates a more cohesive company culture and builds cohorts of learners that advance together.

●

Exponential — We measure success not in terms of consumption or adoption, but rather in terms of outsized Return on Investment ("ROI") — driven by workforce transformations that increase productivity and retention and drive continuous growth.

Our transformative learning experiences are designed to help learners strengthen current skills and embrace new ones so they can stay in-demand and grow. Our more than 1,250 skill-based learning paths are frequently updated with the latest insights and knowledge. Our aim is to continually refresh and add to courses, so that our customers and learners benefit from the most current trends and thought leadership.

We deliver robust, cloud-based, turnkey, and fully customizable learning solutions for enterprise-wide knowledge and up-to-date, mission-critical skills training. As an organization, we’re committed to the advancement of human potential through learning and development. We strive to make sure both individuals and organizations have exactly what they need to unleash that potential. Learning with Skillsoft is designed to help organizations grow a cross-skilled, more capable, adaptive, and engaged workforce — a workforce that performs. We believe that when organizations and their people grow together, it leads to greater employee engagement, stronger retention, and a more competitive workforce.

WHAT WE OFFER

Massive shifts and skills disruption in the business landscape have made skills transformation a critical element for business success. The world is rapidly and constantly changing, which necessitates rapidly, constantly — and effectively — skilling and reskilling the workforce. Talent leaders are focused on enabling their current workforce while also preparing for the future workforce.

Organizations are recognizing that hiring to fill skills and talent gaps is time-consuming, expensive, and unsustainable. Meaningful enterprise transformation – and the workforce transformation that underpins it – requires an approach to skills development that must include a combination of:

●	Technology skills that equip learners to take full advantage of the opportunities and advantages of technology innovations;
●	Leadership and business skills that enable leaders to know how to manage teams through change while staying focused on execution; and
●	Compliance and risk management skills that empower every worker to understand how their behavior affects enterprise safety and risks.

Much of the corporate learning market is fragmented, disjointed, and comprised of many point solutions, making it difficult and complex for organizations to build effective learning programs, let alone ones that are transformative. Skillsoft offers a single-source, holistic, enterprise-wide approach to skills development that enables customers to (i) benchmark and track current skill needs and progress, individually and enterprise-wide, (ii) identify skills gaps and rapidly deploy personalized skill pathways with a trusted and experienced partner, and (iii) leverage a true end-to-end solution that we believe can effectively drive large-scale transformation across the organization.

LEADERSHIP AND BUSINESS SKILLS

Today’s challenges — and opportunities — require a new generation of leaders who are agile, resilient, and digitally fluent.

Developing leaders requires behavior change, and the confidence in their ability to effect that change. By giving leaders knowledge and the ability to use this understanding in their daily jobs, we help our customers empower their leaders to successfully deliver on strategic initiatives, drive results, and achieve their personal goals. Skillsoft’s transformative leadership development programs bring together curated content and coaching that can be scaled and delivered to every level of leadership throughout an organization, and tools like Skillsoft Aspire Journeys to reinforce key concepts.

Skillsoft has designed its Leadership Program to be scalable to reach all levels across a global audience, aligned to an organization’s own leadership competency models, customizable to achieve each organization’s objectives, personalized to drive demonstrable behavior change, and measurable to help prove value.

Skillsoft Coaching

As businesses look to retain top talent and fill the talent pipeline, developing talent that drives measurable outcomes is an integral part of skilling at every level, across organizations. To succeed in today’s climate of digital transformation and hybrid workforces, businesses must prepare all employees to be leaders, not only in their roles, but also at their company. And in a world that has become rapidly virtualized, one-to-one coaching plays a critical role in driving behavior change throughout the employee lifecycle. Through Skillsoft Coaching (formerly Pluma), companies can pair professionals at all levels, from individual contributors to C-level executives, with International Coaching Federation ("ICF") accredited executive-quality coaches who focus on developing behaviors and skills needed to lead successfully. Our approximately 400 qualified coaches span six continents and cover nearly 30 languages.

Skillsoft CAISY™ Conversation AI Simulator
Effective, empathetic conversational skills are critical for managers at all levels. Skillsoft CAISY™, an innovative GenAI-based coaching solution, makes crucial conversations easier through experiential, active learning so organizations can prepare employees across the business to achieve sustainable change through behaviors and actions. Scenario-based practice is designed to mimic real-life situations, making communication more natural. From providing constructive feedback to a direct report to resolving customer concerns, CAISY helps people build confidence along with conversational skills.

CAISY transforms power skills development, enabling learners to create a safe practice environment, choose relevant, engaging learning experiences, build agility, and receive real-time feedback.

TECHNOLOGY SKILLS THROUGH CODECADEMY

According to Skillsoft’s 2023-2024 IT Skills & Salary Report, 66% of Information Technology ("IT") decision-makers experience critical skills gaps on their teams, and nearly 10% are not sure whether they have gaps or not.

The need for technology skills building is both real and urgent. As businesses have accelerated the move to cloud-based applications, the rapid transition has come with vulnerabilities and on-going Development Operations ("DevOps") requirements not enough people can fill. Business transformation is impeded by a workforce lacking the necessary skills to execute mission-critical projects. Meanwhile, disruptive technologies like GenAI continue to emerge and evolve, meaning that organizational leaders need to frequently catch up where skilling is concerned.

Leaders across industries need increased confidence in their organization’s ability to respond to new threats and opportunities as they arise.

To address this pressing need, Skillsoft is building on the brand equity of Codecademy (acquired in April 2022), to offer an immersive, self-paced, interactive learning environment. Interactive, hands-on courses in 14 programming languages across multiple domains such as web development and data science, including HTML & CSS, Python, JavaScript, Java, SQL, Bash/Shell, Ruby, C++, R, C#, PHP, Go, Swift, and Kotlin, and emerging AI technologies, enable organizations and individual learners to build skills throughout the employee lifecycle. As the momentum behind GenAI continues to accelerate, these offerings will support technology learners at all levels and across functions.

There are myriad resources available for technology classes. However, technical teams need more than classes — they need practice applying new skills in real-time. That is why learning programs that close the gap between a course and applying knowledge on the job are a high priority. Skillsoft’s integrated Tech Skills curriculum spans multiple forms of learning, from practice labs, live instructor training, on-demand courses, and bootcamps, to certificate preparation and coding practice. Our hands-on coding environment is designed to build confidence quickly. Using spaced repetition principles, we create personalized coding practice experiences so learners can retain more and gain immediate gratification and corrective feedback.

COMPLIANCE

At Skillsoft, we believe an effective online compliance training program is not just about rules — it is about people and their behavior. Compliance training courses for employees can protect them and communicate a company’s values and principles so leaders can focus on improving safety outcomes, growing revenue, and reducing risk. Skillsoft’s compliance training helps organizations empower employees to make the right decisions and transform corporate culture.

Skillsoft offers compliance training across industries and for multiple risk areas. Each is designed to help enable customers to execute a mature compliance training program — one that supports a culture of compliance that goes beyond mitigating risk and becomes a competitive advantage — guided by the latest best practices for employee development. Skillsoft combines a continuously updated library of customizable legal and safety compliance content with purpose-built technology and value-added services for total compliance coverage. Customers can add company-specific policy documents and their own custom videos with self-service course configuration tools.

Skillsoft Compliance offers scalability to reach a global audience, subject matter expertise, and continuously added and updated content that is available anytime, anywhere.

SKILL BENCHMARKS

The ability to benchmark an organization’s overall skills, as well as any given individual on a team, is critical to an organization’s transformational success. Our proprietary Skill Benchmark Assessments provides a starting point on the current state of skills as an overall enterprise, as well as the specific skill levels of each individual. This baseline enables customers to continually measure the impact skills transformation is having on both business and team.

Skill Benchmark Assessments take an innovative, criterion-based approach to assessing skill proficiency. While traditional, normative-based assessments compare learners’ knowledge to the average of other learners, this may not match the level of proficiency each organization requires to be successful. Skillsoft’s tests measure capabilities against specific objectives defined by leading subject matter experts. This allows organizations and learners to determine if they are objectively proficient in certain skill areas and successfully retaining and applying gained knowledge in the workplace.

SKILLSOFT PERCIPIO PLATFORM

Skillsoft’s advanced learning platform, Percipio, is designed to facilitate deeper learning through better experiences using the power of AI. The platform is built to be open, personal, and connected, creating a unified experience across organizations, but one that is personalized to both customer and employee needs. For example, central to the Skillsoft learning experience are microlearning videos, optimized for mobile and designed for the way people learn online.

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

INSTRUCTOR-LED TRAINING

Instructor-led training (“ILT”), also known as Skillsoft Global Knowledge, helps customers create a unique blended learning approach designed to allow them to reach strategic business goals. Combining digital learning content with an instructor-led course can take the mastery of a topic to a higher level.

Live courses, whether delivered in-person or via digital channels, enable discussions and role-playing, offer more engagement and focus, encourage peer-to-peer learning, easily adapt to the needs of each class, and create networking opportunities.

The addition of instructor-led training to the Skillsoft platform offers learners a centralized portal to register and access live courses alongside their other assignments.

CODECADEMY FOR CONSUMERS

Designed to help individuals unlock the power of technology training, Codecademy delivers the most hands-on and comprehensive technology skilling solution for proactive transformation. Codecademy allows learners to learn, practice, and apply new in-demand technology skills across AI, Machine Learning, Cloud, Cybersecurity, DevOps, Programming, and more, in a unified interactive learning environment.

With Codecademy, Skillsoft supports one of the largest global communities of digital learners. We offer an industry-leading suite of learning solutions for consumers to quickly acquire new programming languages and technical skills, including expertise in 14 programming languages across multiple domains. The immersive learning platform with interactive, self-paced courses and hands-on learning drive learner engagement and retention. Customers also have access to additional high-quality content that builds on Skillsoft’s robust and diverse library.

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

DELIVERING TRANSFORMATIVE LEARNING EXPERIENCES

SERVING ORGANIZATIONS

In today’s talent management paradigm, many employees are reassessing their relationship to work — and to their employer. Organizations are being asked to demonstrate value in new ways, with new metrics, and for more employees. In fact, employers have identified talent retention and acquisition as a primary risk factor. Employees seek personal growth — in their abilities, in their careers, and ultimately in their fulfillment at work. Employers require business growth — not only financially, but growth that prepares the organization to meet new challenges, head-on.

At Skillsoft, we propel organizations and people to grow together through transformative learning experiences. And we’re here to help customers retain those critical team members by offering continuous learning and development opportunities.

We serve thousands of organizations, including approximately 60% of theFortune 1000. With Skillsoft, these customers don't just accelerate learning — they invest in their employees in a way that inspires them to invest their energy and time in-kind. Learning with Skillsoft grows a cross-skilled, more capable, adaptive, and engaged workforce — a workforce that we believe performs.

To survive and thrive in a time of massive skills disruption, we believe virtually every organization needs to commit not just to skilling, but to skills transformation. But, we recognize that organizations may be at different stages of their skills transformation journey and work with them to develop a more strategic, unified, and outcome-driven approach to skill building — a critical element for business success.

SERVING LEARNERS

The nature of work is changing and many employees have found themselves on unfamiliar ground. A sweeping moment of re-evaluation has caused workers to redefine life paths and reassess their relationship to work. But one thing that both employees and employers are looking for today is growth.

Through transformative journeys personalized to individual goals, Skillsoft helps catalyze career growth, on-the-job readiness, and deeper engagement with work. We strive to empower learners all around the world. Our extensive library of multimodal content combined with our advanced learning platform, Percipio, makes it easy to find exactly what they’re looking for now — from technology skills to power skills — and what they’ll need to know to grow, both personally and professionally.

At Skillsoft, we serve more than 90 million learners, either through their organization’s contractual relationship with Skillsoft or direct-to-consumer through Codecademy. Learners have access to quality content from trusted experts, career mentoring and coaching, and transformative learning experiences to help them hone and build in-demand skills, drive their own advancement, and embrace the joy of lifelong learning.

MARKET OPPORTUNITY

Skillsoft’s market opportunity is large and growing rapidly. According to Arizton Advisory & Intelligence, the global market for corporate e-learning was $78 billion in 2022, and is expected to grow at a 15% compound annual growth rate to $183 billion in 2028.

Digital transformation, which was already affecting industries around the globe, only accelerated during the pandemic and has not abated in its aftermath, due in large part to the rapid adoption of AI. The need for skilling, upskilling, and reskilling workforces continues to grow as organizations grapple with talent acquisition and retention. There is a new — and necessary — focus on building and nurturing a sustainable workforce.

This dovetails with the social contract that is emerging between organizations and individuals. Expectations are that employers will afford the workforce greater flexibility and autonomy, while concurrently investing in holistic employee experiences with opportunities for learning and growth at the center. We believe these new and renewed priorities will continue to drive demand for Skillsoft’s transformative learning experiences.

The corporate learning market is always evolving, and Skillsoft has demonstrated its ability to evolve with it. We believe the reskilling revolution has the potential to impact nearly every industry, every company, and every knowledge worker, creating long-term tailwinds for Skillsoft to deliver profitable growth:

●

The global workforce is being radically transformed – 1.1 billion jobs are likely to be transformed by technology in the next decade (World Economic Forum, Reskilling Revolution: Preparing 1 Billion People for Tomorrow’s Economy, 2023);

●

Enterprise learning is a C-suite priority – 81% of organizations view investments in learning as the most promising strategy to deliver on their goals in the next five years (World Economic Forum, The Future of Jobs Report, May 2023);

●

Effective strategies to address skills gaps are paramount – 60% of organizations identify skills gaps as the single most important factor limiting the transformation of their business (World Economic Forum, The Future of Jobs Report, May 2023);

●

Re-skilling and up-skilling are strategic enterprise-wide imperatives – the average half-life of skills is now less than five years, requiring organizations to prioritize learning and development investments to maintain a productive and engaged workforce (Boston Consulting Group, Reskilling for a Rapidly Changing World, September 2023); and

●

Emerging technologies like GenAI create a new catalyst for growth – 89% of executives rank AI and GenAI as a top-three technology priority for 2024, with most leaders expecting that almost half of their workforce will need to be reskilled in GenAI over the next three years (Boston Consulting Group, From Potential to Profit with GenAI, January 2024).

OUR COMPETITION

The corporate digital learning market is large and fragmented. Many of our peers are smaller than us and do not have the long history we have of serving our customers. The market is highly competitive and we expect it to remain so due to its highly attractive qualities such as: (i) increased demand for high quality, deep, and broad digital content solutions, (ii) the market’s whitespace opportunity, which we believe is material given the estimated size of the total addressable market and the magnitude of our peers, and (iii) the increased importance of continuous reskilling and upskilling to succeed in a skills-centric economy. Our direct and indirect competitors include, among others:

●	Within our Leadership and Business offering, vendors such as LinkedIn Learning, CrossKnowledge, and Harvard ManageMentor, as well as OpenSesame;
●	Within our Skillsoft Coaching offering, vendors like BetterUp, EZRAx, and CoachHub;
●	Within our Technology Skills offering, vendors such as Pluralsight, Udemy, Safari (O’Reilly), Coursera, and Udacity;
●	Within our Compliance offering, vendors such as Navex Global as well as LRN, SAI Global, J.J. Keller, and UL-PURESafety; and
●	Within our Instructor-Led Training offering, vendors such as Learning Technologies Group, QA, Fast Lane, and Educate 360.

COMPETITIVE ADVANTAGES

Skillsoft offers far more than traditional online learning. We deliver immersive learning experiences that we believe enable organizations to transform their workforce and thrive in a time of profound skills disruption. We do this through a portfolio of high-quality content, an AI-powered platform that is personalized and connected to customer needs, and a broad ecosystem of partners. We believe we have significant competitive advantages that will fuel Skillsoft’s growth now and going forward.

One critical area in which we believe we have a competitive advantage is with respect to the rapid global adoption of GenAI. We believe there is a significant need for skilling to effectively, efficiently, and ethically deploy this new technology. Skillsoft has integrated GenAI into our comprehensive curriculum, which covers both general AI knowledge and technical courses. Furthermore, Skillsoft has improved its Codecademy platform to prioritize interactive learning for skill development. Additionally, in fiscal 2024, we brought to market Skillsoft CAISY™, and have rapidly scaled this market-leading innovation to offer more than 60 GenAI-based conversational simulations.

Today’s customers seek full-suite capabilities from fewer vendors, and full-stack skills from their workforce. Our new Lean into Learning report confirms this. Trending topics range from technical “hard skills” like Cloud Security and Java Programming, to cross-discipline “power skills” like Communication Essentials and Working Effectively as a Team.

Organizations also require a broader skilling framework lens beyond just catalogs of courses. At Skillsoft, we start by understanding each customer’s skills taxonomy, exactly what skills are the top priority for their organization. And, we provide 500+ Skill Benchmarks, skill diagnostic evaluations to help learners and organizations accurately measure competencies, benchmarking tools and assessments to identify gaps, reinforce skills, and quantify the impact.

The concept of training has evolved, and skills have become mission-critical organizational assets. That is why customers are looking for more than “content libraries.” Today, they are most interested in skilling solutions designed to address the most critical use cases — like onboarding, reskilling, performance management, and leadership development — that enable them to transform their workforce.

Given this, our content is expert-curated, multimodal, and digitally delivered, enabling learning anywhere, any time, and on any device. “Bite-sized” microlearning experiences are designed for time-pressed corporate customers and learners. Content is available in 30 languages, fully localized for accuracy and relevance, and can be customized and branded for customers. Learning experiences, including Skillsoft Aspire Journeys and Skillsoft Digital Badges (over 42 million issued to date), provide consistency for the learner. And, Skillsoft Coaching, instructor-led training, hands-on learning, and professional services enhance our digital course curricula to deliver a fuller, more powerful — and more transformative — skilling experience.

No matter the industry, even though nearly every company today is a technology company to at least some extent, power skills such as empathy, resilience, and agility, are in high demand. For example, our IT Skills & Salary report found that Communication was one of the most important — and in-demand — skills for technology professionals. And finally, employee health and engagement, as well as Environmental, Social and Governance ("ESG"), are top of mind for organizational leaders as they grapple with labor and skills shortages, and the priorities of younger generations of workers. Skillsoft’s transformative learning experiences support these important and timely focuses.

In the 2023 Fortune/Deloitte CEO Report, Talent and Labor were cited most often as the biggest challenges CEOs face, along with, “Keeping up with the pace of global change,” “Resisting the urge to tap the brakes on hiring, investing, M&A, and growth initiatives,” and finally “Leading transformation.” At Skillsoft, we are in the business of workforce transformation that drives and enables strategic business imperatives.

Unlike many in the digital learning market, we are a “one-stop shop” for enterprise skilling, with a breadth of learning experiences designed to drive workforce transformation across the entire organization — from Leadership and Business ("L&B") Skills to Technology Skills to Compliance. This enables us to address some of today’s most pressing strategic issues. For example, our customers can combine Skillsoft’s technology learning experiences with our compliance content to help safeguard against cybersecurity threats. In addition, customers can create a learning experience within Diversity, Equity, and Inclusion (“DEI”) modules by integrating compliance content with leadership and business learning journeys. All three of these rich libraries are enhanced by an AI-fueled learning experience platform and enterprise-grade customer support and service.

SKILLSOFT AND ESG, A RESPONSIBLE BUSINESS FOR A SUSTAINABLE FUTURE

For more than 25 years, Skillsoft has been a digital learning solutions innovator. By its very nature, our industry has helped organizations reduce their carbon footprints by curtailing unnecessary travel, printing, and other activities that can tax environmental resources. We have helped organizations digitally transform and support distributed workforces. And, we have had the honor of training hundreds of millions of people. We support our customers to advance their own understanding and expertise in ESG practices — whether that is through our Diversity, Equity, and Inclusion curriculum, our Corporate Sustainability learning experiences, or our Global Code of Conduct Solution.

As an organization, we have developed meaningful ESG goals, focusing on the areas in which we feel we can make the greatest impact. We have made a commitment to focus on three of the United Nations’ Sustainable Development Goals, including Quality Education, Gender Equality, and Decent Work and Economic Growth.

At Skillsoft, we enable customers around the world to be more responsible in the way they train their workforce, offering a full spectrum of coursework spanning almost every ESG area – from more than 500 course hours on sustainability, to content co-developed with several Corporate Social Responsibilities ("CSR") partners, while serving as one of the world’s largest compliance content businesses. Further, our CSR efforts span the globe — from local organizations like Green Our Planet and the Be.A.Shero foundation, to global organizations like Special Olympics and iamtheCODE.

GROWTH STRATEGY

Our growth strategy is to win with organizations that see talent as critical to solving their most difficult challenges and capturing their biggest opportunities – and they invest in their talent accordingly.

Over the past several years, Skillsoft has brought together four unique, well-respected organizations aligned to a valuable and growing market in which skilling has become a strategic, C-level imperative. Core to our approach is a strategic alignment with organizations that understand that skill-building is intrinsic and central to their growth plans. They represent the future and by working with them to achieve their goals, we believe we become indispensable.

We are executing a growth strategy focused on long-term mutual value that is differentiated by customer type. Organizations around the globe are on different journeys when it comes to skills investments. With strategic segmentation and a customer engagement focus, Skillsoft is able to meet them where they are today, fulfill current use cases, and build a sustainable skilling solution for the future. We believe this differentiation, offering a true solution rather than merely content or platform, will enable us to grow and win. We have the ability to expand customer relationships and capture more share from our large and loyal installed base. Underpinning our own growth plans are three strategic priorities:

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

●

Win in Technical Skills — Help customers proactively grow technical skills and close the skills gap through learning experiences with instructional variety to match how their technology teams learn — meeting learners where they are: whether they are new to the workforce, mid-stage and looking to reinforce, or redesigning their careers, looking to pivot and gain entirely new skills.

●

Advance Our Culture of Leadership and Learning — Be recognized as a role model of learning and development powered by usage of our own products. Lead by example in emerging areas of focus, such as GenAI, ESG, and DEI.

We believe executing against this strategy will position us to further differentiate Skillsoft in the market, extend our competitive advantages, and deliver long-term profitable growth and value creation. Helping us to execute this strategy are the following key qualities:

●

Strong foundation for growth as an established global leader – (i) loyal, blue chip customer base underpinned by long-term relationships and recurring, multi-year contracts, (ii) comprehensive suite of multi-modal learning solutions spanning the largest and most critical subject matter areas, (iii) well-regarded AI-enabled learning experience platform and an early mover in bringing GenAI innovations to market;

●

Large and growing market opportunity where we are uniquely positioned to win – (i) $78 billion total addressable market that we currently project is growing at a 15% compound annual growth rate through 2028 with multiple vectors to gain market share, (ii) global leadership position supporting the world’s largest enterprises with solutions that address the most acute and pronounced workforce transformation needs of those organizations that are leveraging skills development as a strategic advantage ("Skills Champions"), (iii) durable competitive advantage through the creation and ownership of our content IP; and,

●

Attractive business model with a scalable financial profile – (i) primarily subscription-based recurring revenue model, (ii) opportunity for further margin expansion with operating leverage as the business scales, (iii) low capital intensity drives high unlevered free cash flow conversion.

CUSTOMER GROWTH AND SUCCESS

At Skillsoft, our commitment to serving customers is paramount. It is at the heart of our entire Go-To-Market motion, from Marketing to Sales, Professional Services to Customer Success. In a time of rapid transformation — driven in large part by new technologies like GenAI — organizations around the globe face large-scale skills disruption. With a dedicated focus on business outcomes and value realization, we recognize the importance of being a trusted partner, empowering our customers to achieve their most critical strategic objectives through skilling.

Our customer-centric focus prompts us to leverage the latest data science and marketing technology. Here is how we are evolving our approach to marketing:

●

Elevating Brand Presence - We amplify our brand globally, leading conversations on AI, and partnering with industry giants like Microsoft, Accenture, and the World Economic Forum to deliver cutting-edge thought leadership.

●

Targeting Our Message - We hone in on Skills Champions, those organizations that are leveraging skills development as a strategic advantage, with precision-targeted messaging focused on key topics such as AI adoption and digital fluency, ensuring maximum impact and engagement.

●

Capitalizing on Account-based Marketing ("ABM") - Our sophisticated ABM strategy drives growth within our customer base both programmatically and through high-touch personalized programs in partnership with Customer Success to accelerate skills development and maturity.

●	Engaging Consumers - Our robust consumer flywheel actively engages with Codecademy users and key buyers, capitalizing on the transformative shifts in technical skilling.
●

Positioning Skillsoft as a Transformation Partner - We do not just offer content or platforms; we provide comprehensive solutions tailored to specific industries, solidifying our position as a leader in workforce transformation.

●	Harnessing the Power of AI - We leverage GenAI to enhance productivity, drive efficiencies, and foster innovation within our marketing endeavors.

Our customers’ success is our own, and today’s customers are challenged by unprecedented skills disruption. This is why we have built a global field organization, comprising more than 600 dedicated sales, success, and services professionals who are adept at helping companies drive enterprise-wide skills transformations. We strive to understand each customer’s business, aligning our solutions with their most pressing current needs and their strategic objectives, and consistently measure our customer's progress to ensure success.

Our customer engagement model, powered by an unwavering commitment to delivering measurable outcomes for our customers, enables long-term growth. We continue to:

●

Drive Strategic Acquisition - With an integrated, collaborative team of sales representatives and industry specialists working together at each stage of the sales process, we ensure that we are effectively reaching out to companies seeking holistic skills transformation solutions that go beyond content and platform. We are positioned to help these companies link professional development to key organizational goals, like onboarding, reskilling, leadership preparedness, governance, and employee retention.

●

Manage the Customer Journey - Our Customer Success team builds and maintains strong relationships with customers, partnering closely to understand evolving business goals and to align learning solutions to meaningful business value. With their partnership and guidance, customers are able to meet learning and development objectives, and achieve skills transformation at scale.

●

Drive Impact with Professional Services - With a dedicated team of consultants, we define, design, and deliver customized learning experiences that drive skills development and impact to organizations. Our team works to ensure the seamless integration of our platform into our customers' ecosystems and deliver bespoke solutions to meet the unique requirements of their business, industry, and geography.

●

Utilize Global Partnerships - We have direct sales coverage throughout North America most of Europe and dedicated teams in India, Australia/New Zealand, and Singapore. For the remaining markets, particularly the major markets of Asia (Japan, Korea, Southeast Asia), Latin America, the Middle East and Africa, we leverage strategic partnerships with direct resellers and Original Equipment Manufacturers ("OEMs"). Our strategic partner network provides comprehensive global coverage, broadens our market reach, and drives revenue growth.

●

Enhance eCommerce Offerings - Content is readily accessible worldwide through our enhanced eCommerce platforms, learn.percipio.com and codecademy.com, ensuring seamless learning experiences for consumers and small teams alike. With solutions available in multiple modalities, anywhere and on any device, Skillsoft can effectively democratize learning for the entire workforce of each customer.

SEASONALITY

Our business is subject to significant seasonality in bookings and billings, with the fourth fiscal quarter typically representing nearly 40% of annual volume. Our Content & Platform segment experiences the most seasonality, with the fourth fiscal quarter typically representing approximately 45% of annual volume. We generally recognize revenue from subscription fees ratably over the term of the contract; thus, while our billings are seasonal, revenue recognition is not subject to significant seasonality. However, accounts receivable and deferred revenue balances, as well as cash flow, are impacted significantly by our seasonality.

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

As of January 31, 2024, we did not have any patents and pending patent applications in the United States or abroad. We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we deem appropriate. We also have common law rights in some unregistered trademarks that were established over years of use.

HUMAN CAPITAL RESOURCES

At Skillsoft, our values are borne with purpose, shaped by our people, and lived every day:

●	One team - We can only succeed when we unite under one mission.
●	Open & Respectful - We assume positive intent and ensure everyone feels welcome.
●	Curious - Knowledge is power, and humility is the engine of learning.
●	Ready - We must expect change and prepare for it always.
●	True - We earn the trust of the people we work with and serve — every day.

We are committed to employing a diverse workforce that brings a variety of experiences, ideas, and perspectives. Our workforce is diverse when it comes to experience. We have learning professionals who have been in the industry — and at Skillsoft — for years, providing us with a wealth of institutional knowledge. We have young “digital natives,” who fuel innovation. We have integrated employees from multiple companies, enabling us to implement a broader set of best practices.

We encourage all of Skillsoft’s employees to take advantage of the same transformative learning experiences we deliver to our enterprise customers worldwide. As of January 31, 2024, we have 2,262 full-time employees, 39 part-time employees, 17 part-time project-based employees, for a total of 2,318 employees. None of our valued employees are members of unions.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website at investor.skillsoft.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The contents of our website are not, however, a part of this Form 10-K or intended to be incorporated by reference in any other report or document we file with the SEC. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”), before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors and elsewhere in this Annual Report or subsequent filings that we make with the SEC, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements". We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition, and results of operations. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to Our Business and Operations

The market for online learning solutions may not grow as we expect, which may harm our business and results of operations.

Our future success will depend in part on the growth, if any, in the demand for online learning solutions. It is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners may expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. It may take customers a substantial amount of time and resources to fully transition to an online platform or companies may face delays in doing so due to budget constraints, weakening economic conditions, or other factors. We cannot assure you that adoption of our platform will also increase as market demand increases. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

Increased competition may result in decreased demand for our products and services, which may result in reduced revenue and gross profits and loss of market share.

The market for corporate learning and talent development solutions is highly fragmented, rapidly evolving, and competitive. In addition to increased competition from new companies entering the market, established providers are entering the market through acquisitions of smaller entities, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, educational institutions, vendors of enterprise application software, and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances. Our primary sources of direct competition are:

●	enterprise software application providers with solutions they have developed to meet the needs of human capital management;
●	technology companies that offer learning courses covering their own products;
●	suppliers of digital or distance learning solutions;
●	free learning content;
●	internal education and training departments and human resources outsourcers of potential customers;
●	value-added resellers and network integrators; and
●	educational institutions.

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

Emerging technologies also impact the competitive landscape for learning and talent development solutions. New content development methodologies and/or features and functionality, including artificial intelligence ("AI") and machine learning (“ML”), that enhance the learner experience could adversely impact our ability to compete in the market. Large language model programs such as OpenAI’s ChatGPT have the potential to decrease the cost of producing content significantly and may decrease the willingness of buyers to purchase learning solutions altogether. New market entrants that provide technologies that improve the content delivery and/or management of learning solutions could also increase the level of competition in the market. In addition, even if companies implement technology-based learning solutions, they may still choose to design, develop, deliver, or manage all or part of their learning and development programs internally. If the shift to technology-based learning is not realized, or if companies do not use the products and services of third parties to develop, deliver, or manage their learning and development needs, then some of our products and services may not achieve commercial success.

Lower priced solutions from competitors and access to free content will put pricing pressure on our solutions, and our ability to compete and maintain pricing will be dependent on our ability to differentiate our learning content and the learner experience our platform delivers.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability in the future.

We incurred net losses of $349.3 million and $725.0 million during the fiscal years ended January 31, 2024, and January 31, 2023, respectively, and we had an accumulated deficit of $1.3 billion as of January 31, 2024. Our losses may continue as we make significant investments toward growing our business. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, integrating AI into our product offerings, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our business and our Class A common stock could decline significantly, and you could lose some or all of your investment.

We depend on senior leadership to manage and operate the business, and if we fail to retain and attract highly qualified employees our business could be harmed.

Our success is dependent on the personal efforts and abilities of our senior management.

Our compensation philosophies are designed to attract and retain senior management in a manner aligned with our financial performance. We compensate senior management through a combination of short-term cash and long-term equity participation incentives. The inability to meet the short-term incentives and prolonged stock price declines could adversely affect our ability to offer competitive compensation.

Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees and the associated loss of institutional knowledge and expertise, could have a material adverse effect on our business and future prospects.

Skillsoft is a global business, and our success is also dependent, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse worldwide customer base associated with our growth initiatives. The loss of a significant number of our technology, content or sales personnel and their services, particularly with respect to AI, could be disruptive to our innovation, development efforts and/or customer relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and business strategy, which may cause us to lose customers or increase operating expenses and may divert our attention as we seek to recruit replacements for the departed employees.

Issues in the development and use of artificial intelligence (inclusive of GenAI) and machine learning may result in liability or reputational harm.

We are building AI into many of our products and service offerings. AI presents new risks and challenges that could affect its use or application, and therefore our business. The challenges presented by AI include, but are not limited to, the following:

●	investing in AI is expensive, but insufficient investment in AI may cause us to fall behind competitors;
●	ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to customers and users;
●	the costs of our AI products and services are likely to increase;
●	our AI may fail to work properly or be expensive to maintain;
●	datasets used in AI may be overbroad, insufficient, or contain biased information;
●	content generated by AI systems may be offensive, illegal, or otherwise harmful;
●	intellectual property rights relating to AI are currently unclear;
●	AI developments could subject us to regulatory action, legal liability, new applications of existing data protection, privacy, and intellectual property laws, and other laws;
●	some AI scenarios present ethical issues or may have broad impacts on society;
●	AI solutions may have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues; and
●	the use of AI applications may result in cybersecurity incidents.

Demand for our products and services is susceptible to general global market and economic conditions.

Weakness in the United States, the European Union and/or the worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. For example, certain of our key markets, including the United States, have experienced, and may continue to experience, historically high rates of inflation and our operating costs have increased and may continue to increase. We sell our products to organizations and consumers whose decisions fluctuate based on general economic and business conditions. The revenue growth and potential profitability of our business depends on demand for digital learning content and enterprise human capital management application software generally, and for learning and talent development solutions in particular. Companies may not view training products and services as critical to the success of their businesses. If companies experience declines in their business or anticipate that they will experience such declines, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forgo employee education and training expenditures to lower their expenses and may do so before limiting other types of expenditures. In addition, during economic downturns, companies may slow the rate at which they pay us or may become unable to pay their debts as they become due, which would have a negative effect on our results of operations and financial condition.

In addition, a portion of our customer contract value is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers globally. To the extent economic uncertainty or weak economic conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products and services may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and learning and talent development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

New products introduced by us may not be successful.

An important part of our growth strategy is the continued development and enhancement of our existing offerings and the introduction of new learning content and the delivery of enhanced platform features and functionality, which includes the integration of AI into our products and services. These activities can open new revenue streams, ensure the currency of our content portfolio, and support customer renewals and upgrades. Despite our efforts, we cannot assure you that we will be successful in updating and enhancing our current learning assets, developing and introducing new learning content, or delivering enhanced or new platform features and functionality, or that what we develop or introduce will be met with commercial acceptance. The failure to successfully introduce new, and enhance existing, learning content and platform functionality will not only hamper our growth prospects, but may also adversely impact our net income due to the development and marketing expenses associated with those offerings. Further, even if we are successful in introducing new learning content and platform functionality, our new offerings could decrease the market share of our existing offerings, resulting in lower growth than anticipated. There can be no assurance that sales reductions will not occur or become more significant in the future as we increase our presence in existing markets.

We rely on third parties to provide us with learning content, subject matter expertise, and have production relationships with third parties for our courses and learning content, and our relationships with these third parties may be terminated or fail to meet our requirements.

We rely on independent third parties and subject matter experts to provide us with some of the learning content for certain of our courses and learning assets based on learning objectives and specific instructional design templates which we develop. We also have arrangements with content development partners for the production of our learning courseware and other digital learning assets. If these development partners and content providers/subject matter experts were to stop working with us, we cannot predict whether content would be available from reliable alternative sources or that we could enter into development partner relationships on reasonable terms and in a timely manner. In addition, a reliance on third-party subject matter experts and delivery partner organizations that could change their subject matter personnel, content, offerings, leadership, quality, or event schedule at any time, could cause revenue interruption. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content or we may be forced to pay increased royalties to these publishers to continue our licenses with them.

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

Acquisitions of businesses or technologies may not produce the benefits we anticipate and could harm our current operations.

We have in the past acquired and may in the future seek to identify and acquire businesses or technologies that we believe will contribute to our future growth. We may not, however, be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. Acquisitions involve numerous risks, including:

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

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in the Company’s stock price and market capitalization, competitive market analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth rate and expectations for the industry in which the Content & Platform reportin g unit operates; and (ii) our Instructor-Led Training reporting unit experiencing continued declines in bookings and GAAP revenues. As a result, the Company recorded aggregate impairment losses of $60.5 million associated with its intangible assets and a $141.7 million goodwill impairment. After these impairments, the Company has $317.1 million of goodwill and $539.5 million of intangible assets on its balance sheet which may be subject to future impairment. For additional information on goodwill impairments, see Note 5 to our Consolidated Financial Statements.

A material weakness was previously identified in the Company’s internal control over financial reporting, which has since been remediated. If additional material weaknesses in our internal control over financial reporting are identified in the future, we may fail to meet our reporting obligations and our consolidated financial statements may contain a material misstatement, which, could result in the loss of investor confidence and negatively impact our stock price and financial condition.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act ("SOX") requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our internal controls over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

In connection with the preparation of our consolidated financial statements as of January 31, 2023 and for the fiscal year then ended, management concluded there was a matter that constituted a material weakness in our internal controls over financial reporting relating to the Global Knowledge North America financial close processes that has since been remediated. Management additionally noted that no material errors were identified in the financial statements as a result of the material weaknesses.

As a result of the material weakness, management hired additional qualified accounting and financial personnel with extensive experience in technical accounting and financial reporting and implemented remediation procedures and controls within the financial close process. Based on these improvements, management concluded the material weakness had been remediated as of January 31, 2024. While our previous material weakness has been remediated, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements. This could also subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock.

Our independent registered public accounting firm is expected to formally attest to the effectiveness of our internal controls over financial reporting when the Company is scheduled to cease being an emerging growth company under applicable rules of the SEC, which we expect to occur as of our fiscal year ending January 31, 2025. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed or operating. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

Our platform collects, stores, manages and otherwise processes third-party data, including our customers’ data, and our own data. Our products and services, as well as our technologies, systems and networks have been subject to, and may in the future be subject to, cyberattacks, computer viruses, ransomware or other malware, fraud, worms, social engineering, denial-of-service attacks, malicious software programs, insider threats and other cybersecurity incidents that have in the past, and may in the future, result in the unauthorized access, disclosure, acquisition, use, loss or destruction of sensitive personal or business data belonging to us and our customers.

Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, by malicious third parties, acting alone or in groups, or by more sophisticated organizations. Cyberattacks may now be crafted with AI tools to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, vulnerabilities could be introduced from the result of incorporating the output of an AI tool, such as AI generated source code, that includes a threat. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine, the armed conflict in Israel and the Gaza Strip and other international discord.

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

We cannot assure you that any of our efforts to manage cybersecurity risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, in efforts to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.

While we maintain insurance to cover operational risks, such as cyber risk and technology outages, our insurance may not be sufficient to cover all liability from cybersecurity incidents. These risks will likely increase as we expand our hosted offerings, integrate our products, services and solutions and store and process more data. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyberattacks, overly burdensome preventative security measures or failure to fully meet information security control certification requirements could materially and adversely affect our financial results, stock price and reputation.

Failure to effectively optimize, retain, expand, and continue to increase the productivity of our direct sales teams and develop and expand our indirect sales channel may impede our growth.

We will need to continue to increase the productivity and enhance the efficiency and effectiveness of our sales and marketing infrastructure in order to grow our customer base and our business. Identifying, recruiting, and onboarding these people and partners requires significant time, expense, and attention. Our business will be seriously harmed, and our financial resources will be wasted, if our efforts do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management time and attention in order to drive growth. In particular, if we are unable to successfully optimize our sales structure to strengthen core competencies, align incentives, improve retention, and grow new business, we may not be able to significantly increase our revenue, profitability, and/or free cash flows, or we may experience declines.

The market for instructor-led, synchronous, learning may continue to decline.

During fiscal 2024 and fiscal 2023, our instructor-led training business, which accounted for 27% of our revenues in fiscal 2024, experienced a decline in bookings and revenue. The future success of instructor-led training will depend on our ability to offer customers the learning solutions they need in the format they desire and trust. It remains unclear what evolving customer preferences will be on the in-classroom learning market and other instructor-led training, including synchronous remote learning.

A loss of our status as an authorized training provider with one or more key technology vendors could adversely affect our business.

Our instructor-led training business derives a large portion of its revenue in any financial reporting period from delivering corporate training as an authorized training provider for certain technology companies and has a concentrated portfolio of relationships with these technology companies. Our status as an authorized training partner for certain key technology companies provides certain benefits, including, among others, the ability to use official curricula created by key technology vendors, subsidies, marketing support and other financial incentives provided by these technology vendors to support training on their products, representation on official training websites operated by the technology vendors, and the ability to issue certified training certificates from the technology vendors. Our operating results depend to a significant degree on our ability to maintain our status as an authorized training partner with such key technology vendors, and an inability to retain such status, or a significant change in our relationship with one or more of our technology vendors, could significantly reduce our revenue.

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

Our business is subject to the risks of pandemics, earthquakes, fires, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, terrorism or wars.

Our operations are subject to interruption by natural disasters, flooding, fires, power shortages, public health epidemics, terrorism, political unrest, cyber-attacks, geopolitical instability, wars, the effects of climate change and other events beyond our control. A significant natural disaster, such as a hurricane, fire or flood, occurring at our headquarters, at one of our other facilities or where a partner or service provider is located could adversely affect our business, results of operations and financial condition. Climate change could result in an increase in the frequency or severity of natural disasters. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health epidemics or pandemics, and geopolitical events, such as the war in Ukraine, the Israel-Hamas war, and military conflicts in the Middle East or other parts of the world, could cause disruptions in our businesses, national economies or the world economy as a whole, and may also negatively affect the financial resources available to learners or the operating budgets of our partners or customers, any of which could in turn negatively impact our business and operating results.

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

Legal, Regulatory and Related Risks

Regulatory and legislative developments on the use of artificial intelligence and machine learning could adversely affect the use of such technologies in our products and services.

We use AI in our product and service offerings and throughout our business generally. As the regulatory framework for machine learning technology and artificial intelligence evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for artificial intelligence, machine learning technology, and automated decision making is evolving. It is possible that new laws and regulations will be adopted in the United States and in other jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms and the way in which we use artificial intelligence and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Failure or perceived failure to comply with regulations relating to some career training services could result in the imposition of penalties or the interruption of our ability to provide services in certain jurisdictions.

In many jurisdictions in which we operate, some career training services are subject to licensing requirements. We do not believe that the services we provide are subject to such licensing requirements. Regulators could disagree with our assessment regarding the applicability of licensure requirements and take enforcement action against us, including by imposing penalties or prohibiting us from offering career-related training services in a relevant jurisdiction until we are able to obtain the requisite license. For example, regulatory action has in the past been taken against us in respect of licensing requirements applicable to providers of career training services in certain jurisdictions and regulatory inquiries have occasionally been made about our licensure.

Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.

The U.S. federal government and various state governments have adopted or proposed laws and regulations governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the European Union (“EU”) and its member states, the United Kingdom ("UK"), Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the collection, use, disclosure, and other processing of personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex and their scope and number are expanding, with new laws and regulations proposed frequently. Some of the existing laws and regulations also are frequently updated, at times due to differing economic conditions and changes in political climate, and they are subject to different and sometimes conflicting interpretations. Monitoring and abiding by these laws and regulations entails costs that may be unpredictable, risks of penalties and reputational damage in the event of noncompliance, and may increase the cost and operational complexity of selling and delivering our solutions.

For example, the EU’s General Data Protection Regulation (“GDPR”) imposes obligations on our customers and directly on us. Among other obligations under the GDPR, we are required to: provide detailed disclosures to individuals about how we collect, use, and share their personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct, and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual revenue, and restrictions on data processing. Our customers’ or our vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our services. We may also be obligated to assist our customers with their own compliance obligations under the GDPR. Given our receipt of personal data in the United States, the GDPR’s restrictions on cross-border transfers of personal data as well as attendant privacy and security requirements complicate our operations and make them more expensive to implement.

Moreover, although the GDPR allows companies, subject to strict data protection requirements, to transfer personal data outside of the European Economic Area (“EEA”), the sufficiency of those requirements has faced ongoing legal challenges by privacy advocates in the EU, with a new challenge recently threatened. These challenges seek to invalidate the mechanisms on which we rely to transfer personal data from the EEA. Loss of our ability to lawfully transfer personal data out of the EEA to any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products. Additionally, countries outside of the EEA have passed or are considering passing laws requiring local data residency (retaining personal data within those countries), which could increase the cost and complexity of delivering our services.

In addition, many U.S. states have passed laws giving residents rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, to opt-out of certain personal information sharing, and to receive detailed information about how their personal information is used and disclosed. These state laws have various enforcement mechanisms, including in some cases private rights of action as well as government agency enforcement authorities. Claims against us under these laws and their implementing regulations could expose us to significant fines and judgments, as well as reputational harm. The number of states with such laws has rapidly increased over the past five years and is anticipated to continue to increase. The U.S. Congress, while slower to act in recent years, also may pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our products and services, lead to negative publicity, reduce overall demand for our products and services, make it more difficult to meet expectations of or commitments to customers, require us to take on more onerous obligations in our contracts with customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. These laws could also impact our ability to offer, or our customers’ ability to deploy, our products and services in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions either in the United States or abroad begin to adopt similar or more stringent laws.

Furthermore, concerns regarding data privacy and security may cause our customers’ customers to resist providing data that allows our customers to use our products and services more effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

We may be unable to protect our proprietary rights. Unauthorized use of our intellectual property may result in development of products or services that compete with ours. Claims that we infringe upon the intellectual property rights of others could result in costly litigation or royalty payments to third parties or require us to reengineer or cease sales of our products or services.

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

Additionally, third parties have in the past and could in the future claim that our current or future products and services infringe upon their intellectual property rights. Any claim, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. The risk of such claims is exacerbated by the fact that certain learning content is provided by third parties over whom we exert limited control. Infringement claims could also result in an injunction barring the sale of our products and services or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us. From time to time, we learn of parties that claim broad intellectual property rights in the learning and talent development area that might implicate our offerings. These parties or others could initiate actions against us in the future.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws and regulations relating to our international operations could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our solutions and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot guarantee that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. or other government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2024, we had U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of $225.3 million, $295.3 million, and $70.7 million, respectively. Our NOL carryforwards will expire at various dates beginning in 2025. As such, there is a risk that such NOL carryforwards could expire unused and be unavailable to offset future tax liabilities if we do not achieve sufficient profitability prior to expiration of the NOLs. This may require us to pay taxes in future years even if our NOL carryforwards were otherwise sufficient to offset our taxable income in such years. There is also a risk that due to regulatory and economic changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards, including those not currently subject to expiration, could expire or otherwise be unavailable to offset future tax liabilities. We have recorded a full valuation allowance related to certain of our NOL carryforwards and other deferred tax assets due to the uncertainty of the realization of the future benefits of these assets. If our NOL carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

In addition, under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other deferred tax assets to offset its post-change taxable income, or reduce its tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our NOL carryforwards are subject to this limitation as a result of these ownership changes, and if it is determined that we have in the past experienced additional ownership changes or we experience such ownership changes in the future, which may be outside our control, our ability to use our NOL carryforwards and other deferred tax assets to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state and foreign tax laws.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition, and liquidity.

We operate in a number of tax jurisdictions globally, including in the U.S. and Ireland. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S. or Ireland and other applicable jurisdictions could materially impact our effective tax rate and could have a significant adverse impact on our financial results. In addition, our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in the tax treatment of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period.

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. Based on our evaluation of the IRA, we do not believe we will be subject to the 15% book minimum tax in 2024. However, we will continue to monitor the application of the minimum tax and other provisions of the IRA in future periods.

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

Our degree of leverage could have potentially adverse consequences, including making it more difficult for us to make payments on our indebtedness; increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities; exposing us to the risk of increased interest rates under our credit facilities to the extent such facilities have variable rates of interest; limiting our ability to make strategic acquisitions and investments; limiting our ability to refinance our indebtedness as it becomes due; and limiting our ability to adjust quickly or at all to changing market conditions and placing us at a disadvantage compared to our competitors who are less highly leveraged.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity issues and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our existing credit agreements restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.

Risks Related to Ownership of Our Class A common stock

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

Skillsoft intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of Skillsoft’s Board of Directors which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as they may deem relevant. In addition, our ability to pay dividends is limited by covenants of Skillsoft’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness Skillsoft incurs. As a result, stockholders must rely on their sales of Class A common stock after appreciation, which may never occur, as the only way to realize any future gains on their investments.

Future sales, or the perception of future sales, by Skillsoft or its stockholders in the public market could cause the market price for our Class A common stock to decline.

As of April 8, 2024, Skillsoft had a total of 8,080,659 shares of Class A common stock outstanding and warrants to purchase an aggregate of 3,098,332 shares of Class A common stock outstanding. We have registered the resale of 4,575,763 shares of Class A common stock beneficially owned by certain securityholders, and the market price of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, also might make it more difficult for Skillsoft to sell equity securities in the future at a time and at a price that it deems appropriate.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, particularly for companies who have recently “gone public” through a deSPAC transaction, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

The Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of Skillsoft, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to Skillsoft or its stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law ("DGCL") or the Charter or our bylaws or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of Skillsoft’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Skillsoft or its directors, officers or other employees, which may discourage such lawsuits against Skillsoft and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, then Skillsoft may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Skillsoft’s business and financial condition. Notwithstanding the foregoing, the Charter will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in the Charter. If any action, the subject matter of which is within the scope of the forum provisions, is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

The New York Stock Exchange ("NYSE") may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock is currently listed on the NYSE and we are, therefore, subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

Given heightened volatility in the equity capital markets and the fact that the Company’s stock had at times in fiscal 2023 traded near the $1.00 minimum share price requirement, our Board recommended, and our stockholders subsequently approved, that the Company effect a reverse stock split as one potential mechanism to address any potential future compliance requirements with the NYSE’s continued listing standards. On September 29, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Class A common stock. As a result of the Reverse Stock Split, every twenty (20) shares of Class A common stock issued and outstanding were converted into one (1) share of Class A common stock. During fiscal 2024, the price of our Class A common stock decreased to $14.02 per share, as adjusted for the Reverse Stock Split, as of January 31, 2024. If we are unable to maintain the price of our Class A common stock above $1.00 per share or maintain compliance with the other continued listing standards of the NYSE, our Class A common stock would be subject to delisting.

On October 24, 2023, the NYSE provided notice to us that it would halt trading in our warrants, and the following day, the NYSE provided notice to us and publicly announced that it had determined to commence proceedings to delist our warrants from the NYSE noting that our warrants were no longer suitable for listing based on an “abnormally low” price level. Our warrants were subsequently delisted from the NYSE and currently trade on the over-the-counter market.

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

As of April 8, 2024, Prosus holds approximately 37.8% of the number of shares and voting power of Skillsoft’s outstanding Class A common stock.

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

So long as Prosus and its affiliates continue to directly or indirectly own a significant amount of Skillsoft’s outstanding Class A common stock, Prosus may be able to exert substantial influence on Skillsoft and may be able to exercise its influence in a manner that is not in the interests of Skillsoft’s other stakeholders. Additionally, Prosus and its affiliates are in the business of making investments in companies and owning real estate and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Skillsoft or that supply Skillsoft with goods and services. Prosus or its affiliates may also pursue acquisition opportunities that may be complementary to, or competitive with, Skillsoft’s business, and as a result those acquisition opportunities may not be available to Skillsoft.

Stockholders should consider that the interests of Prosus may differ from their interests in material respects.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have implemented an enterprise-wide information security program designed to identify, protect, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. Our program utilizes various security tools to safeguard our information systems, aiding in prevention, identification, escalation, investigation, resolution, and recovery from vulnerabilities and security incidents. Examples of such security tools include internal reporting systems, monitoring and detection tools, third-party penetration testing and security assessments and a bug bounty program engaging security researchers. In addition, we have adopted a comprehensive incident response plan and process for detecting, mitigating, and investigating cybersecurity incidents, which employees, under the leadership of the Company's Chief Information Security Officer ("CISO"), regularly test through table-top exercises, testing of our security protocols through additional techniques such as penetration testing, debriefing after security incidents to improve our security and responses, and regular briefing to our directors and officers on our cybersecurity risks and preparedness.

Our global information security program is led by our CISO, who brings over 20 years of industry experience. Regular reports on cybersecurity threats, assessments, and findings are provided by the CISO to senior management and relevant teams. In addition, the CISO provides quarterly updates to the Board Audit Committee. The Board oversees annual enterprise risk assessments, with the Audit Committee specifically tasked with overseeing cybersecurity risks.

Additionally, we maintain a third-party security program to assess, prioritize, and mitigate risks associated with our vendors and partners. We also rely on third parties to implement appropriate security measures.

Regular risk assessments evaluate cybersecurity and technology threats, employing a widely adopted risk management model to prioritize risks and develop corresponding security controls. Our information security program undergoes regular reviews, audits, tests, and exercises to ensure effectiveness and enhance security measures.

Although we have experienced cybersecurity incidents in the past, as of the date of this report, we have not experienced any cybersecurity incidents that resulted in a material effect on our business, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our Company, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “We are regularly subject to cybersecurity and other similar attacks. If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platforms may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.”

Item 2. Properties

Our United States headquarters are located in Greenwood Village, Colorado, where we lease an aggregate of 9,450 square feet. The lease for this location currently runs through September 2028. In addition to our United States headquarters, our other primary facilities are located in Paris, France, Hyderabad, India, Nieuwegein, the Netherlands, Cairo, Egypt, Dublin, Ireland, and Nashua, New Hampshire.

Our worldwide headquarters are located in Dublin, Ireland, where we currently lease and occupy a 5,416 square foot facility, which primarily houses our main content development center. We also lease small sales offices and classroom training facilities in several other countries throughout Europe, the Middle East, and Asia-Pacific regions.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

Item 3. Legal Proceedings

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 13 – “Leases, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10‑K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “SKIL”. According to the records of our transfer agent, we had 142 stockholders of record as of April 8, 2024.

On September 29, 2023, we effected a 1-for-20 reverse stock split, previously approved by our board and our shareholders. Beginning with the opening of trading on October 2, 2023, our Class A common stock traded on the NYSE on a split-adjusted basis under new CUSIP number 83066P309. As a result of this reverse stock split, every twenty (20) shares of Class A common stock issued and outstanding converted into one (1) share of Class A common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive fractional shares were entitled to receive a cash payment (without interest or deduction) in an amount equal to their respective pro rata share of the proceeds from the sale by our transfer agent of the aggregate of all fractional shares at the then–prevailing prices on the open market. The reverse stock split proportionally reduced the number of authorized shares of Class A common stock, but did not change the par value of the Class A common stock.

On October 24, 2023, the NYSE provided notice to us that it would halt trading in our warrants, and the following day, the NYSE provided notice to us and publicly announced that it had determined to commence proceedings to delist our warrants from the NYSE noting that our warrants were no longer suitable for listing based on an “abnormally low” price level. On October 26, 2023, our warrants commenced trading on the over-the-counter market under the symbol “SKILW” and were subsequently delisted from the NYSE.

On September 7, 2022, our Board of Directors authorized the Company to repurchase up to $30 million of our common stock, which authorization expired September 7, 2023. From inception through April 19, 2023, we repurchased 299,777 of our shares for $10.9 million. The Company did not repurchase any common stock during the quarter ended January 31, 2024.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Skillsoft (“Skillsoft”, “we”, “us”, “our” and the “Company”) should be read in conjunction with Skillsoft’s audited consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Skillsoft’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this report. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

Significant Transactions

Completion of the Business Combinations

On June 11, 2021, Churchill Capital Corp II and Software Luxembourg Holding S.A., a global leader in digital learning and talent management solutions, completed a business combination and subsequent acquisition of Albert DE Holdings Inc. (“Global Knowledge” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development. The combined company operates as Skillsoft and is listed on the New York Stock Exchange under the ticker symbol “SKIL”.

On April 4, 2022, the Company acquired Codecademy, a leading online learning platform for technical skills. Codecademy is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity. Total consideration for the acquisition was approximately $386.0 million, consisting of the issuance of 1,518,721 shares of Class A common stock and a net cash payment of $203.4 million.

Discontinued Operations

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

Results of Operations

Our financial results for the fiscal years ended January 31, 2024 and January 31, 2023 and the period from June 12, 2021 to January 31, 2022 are referred to as the “Successor” periods. Our financial results for the period from February 1, 2021 to June 11, 2021 is referred to as the “Predecessor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The following sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	27.7%	27.4%	28.7%	21.5%
Content and software development	12.3%	12.6%	8.7%	14.6%
Selling and marketing	30.8%	31.2%	26.4%	33.6%
General and administrative	17.3%	19.8%	20.1%	16.1%
Amortization of intangible assets	27.6%	30.7%	25.3%	45.4%
Impairment of goodwill and intangible assets	36.6%	115.5%	0.0%	0.0%
Acquisition and integration related costs	0.9%	5.5%	5.6%	6.5%
Restructuring	2.5%	2.2%	1.0%	(0.6)%
Total operating expenses	155.7%	244.9%	115.8%	137.1%
Operating loss	(55.7)%	(144.9)%	(15.8)%	(37.0)%
Other income (expense), net	(0.4)%	0.8%	(0.5)%	(0.2)%
Fair value adjustment of warrants	0.9%	4.2%	5.0%	0.9%
Fair value adjustment of interest rate swaps	0.5%	(0.3)%	0.0%	0.0%
Interest income	0.6%	0.1%	0.0%	0.1%
Interest expense	(11.8)%	(9.6)%	(6.6)%	(16.4)%
Income (loss) before provision for (benefit from) income taxes	(65.9)%	(149.7)%	(17.9)%	(52.6)%
Provision for (benefit from) income taxes	(2.9)%	(7.4)%	(1.2)%	(3.4)%
Income (loss) from continuing operations	(63.0)%	(142.3)%	(16.7)%	(49.2)%
Gain (loss) on sale of business	(0.1)%	10.2%	0.0%	0.0%
Income (loss) from discontinued operations, net of tax	0.0%	1.5%	3.4%	1.1%
Net income (loss)	(63.1)%	(130.6)%	(13.3)%	(48.1)%

Revenues

We provide, through our Content & Platform and Instructor-Led Training segments, enterprise learning solutions designed to prepare organizations for the future of work and to overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Our Content & Platform segment generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Content & Platform offerings are predominantly delivered through Percipio, our award-winning, artificial intelligence ("AI")-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our Codecademy and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

Our Instructor-Led Training segment generates revenues from virtual, in-classroom, and on-demand training solutions geared at foundational, practitioner and expert information technology professionals. Our offerings include authorized content from various partners aimed at providing professional certifications for individuals that successfully complete all requirements. Instructor-Led Training’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions a broad selection of customizable courses to meet their technology and development needs.

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

Non-Subscription Revenue. Primarily comprised of instructor-led training offerings, which consist of both in-person and virtual environments. Instructor-led training, including virtual offerings, are first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenues also include professional services related to implementation of our products and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following is a summary of our revenues by product and service type for the periods indicated (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
SaaS and subscription revenues:
Content & Platform	$384,022	$365,447	$208,229	$97,406
Total subscription revenues	384,022	365,447	208,229	97,406
Non-subscription revenues:
Instructor-Led Training	148,387	170,746	132,586	—
Content & Platform	20,828	18,931	11,028	5,088
Total non-subscription revenues	169,215	189,677	143,614	5,088
Total revenues	$553,237	$555,124	$351,843	$102,494

Total revenues remained relatively flat, when comparing fiscal 2024 to fiscal 2023. A decline in revenues in our Instructor-Led Training segment was primarily due to weaker market demand, particularly in Europe, as well as a higher mix of reseller business, which is recorded in revenue net of fees. The decrease was partially offset by both organic growth in our Content & Platform segment due to higher bookings in the prior two years, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking, and the inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022.

The increases in total revenues, when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, were primarily the result of the inclusion of Instructor-Led Training’s revenues earned subsequent to the merger on June 11, 2021, inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022 and organic growth in our Content & Platform segment due to higher bookings in the prior year. Our Instructor-Led Training business experienced a decline in bookings and revenues during fiscal 2023 compared to the prior year primarily due to changes in training programs at two large technology partners.

Operating Expenses

For the corporate level operating expenses that we can directly attribute to our two segments, such costs are allocated accordingly between Content & Platform and Instructor-Led Training. However, in other cases, these corporate level operating expenses are reported in the Content & Platform segment.

Summary of operating expenses

The following provides select operating expenses (in thousands), which are discussed in the associated captions that immediately follow:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Cost of revenues	$153,157	$152,015	$100,726	$22,043
Content and software development expenses	68,031	69,796	30,568	15,012
Selling and marketing expenses	170,982	173,281	92,994	34,401
General and administrative expenses	95,896	109,572	70,840	16,471
Amortization of intangible assets	152,511	170,260	89,049	46,492
Impairment of goodwill and intangible assets	202,233	641,362	—	—
Acquisition and integration related costs	5,063	30,663	19,587	6,641
Restructuring	13,978	12,294	3,575	(576)
Total operating expenses	$861,851	$1,359,243	$407,339	$140,484

Cost of revenues

Cost of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; facilities and utilities costs; consulting services; and instructor fees, course materials, logistics costs and overhead costs associated with virtual, in-classroom, and on-demand training solutions. The following provides details regarding the changes in components of cost of revenues (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Courseware, instructor fees and outside services	$78,663	$79,889	$53,708	$7,500
Compensation and benefits	55,563	53,798	35,223	10,451
Hosting and software maintenance	11,403	10,622	4,638	2,508
Facilities, utilities and other	7,528	7,706	7,157	1,584
Total cost of revenues	$153,157	$152,015	$100,726	$22,043

The inclusion of Codecademy’s compensation and benefits, facilities, utilities and other expenses subsequent to its acquisition on April 4, 2022 increased cost of revenues when comparing fiscal 2024 to fiscal 2023. The decrease in courseware, instructor fees and outside services when comparing these same periods was partially offset by rising third-party costs and product mix in our Instructor-Led Training segment. Refer to Subscription and Non-Subscription Revenue above for information related to: 1) the organic growth in our Content & Platform segment, which contributed to the increase in hosting and software maintenance; and 2) the decline in our Instructor-Led Training segment. The decrease in facilities and utilities expenses, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to cost savings from consolidation of our facilities.

The increases in the first three cost of revenues categories immediately above, when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, were primarily the result of inclusion of Instructor-Led Training’s expenses incurred subsequent to the merger on June 11, 2021 and inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. These increases were partially offset by cost of revenues declines in our Instructor-Led Training segment and a decrease in royalties to publishers. Refer to Subscription and Non-Subscription Revenue above for additional information related to the decline in our Instructor-Led Training segment. When comparing these same periods, the decrease in facilities and utilities expenses was primarily attributable to cost savings from consolidation of our facilities.

Content and software development

Content and software development expenses include costs associated with the development of new products and the enhancement of existing products, consisting primarily of employee salaries and benefits; development-related professional services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of content and software development expenses (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Compensation and benefits	$51,748	$50,307	$17,252	$8,428
Consulting and outside services	11,190	14,683	10,708	5,065
Software maintenance	2,916	2,770	1,177	621
Facilities, utilities and other	2,177	2,036	1,431	898
Total content and software development expenses	$68,031	$69,796	$30,568	$15,012

The decrease in consulting and outside services, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to expense reductions and savings from the Company’s integration and restructuring activities, partially offset by the inclusion of Codecademy’s compensation and benefits, software maintenance, facilities, utilities and other expenses incurred subsequent to its acquisition on April 4, 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content & Platform segment.

The increase in compensation and benefits and software maintenance expenses, when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, was primarily the result of organic growth in our Content & Platform segment, and to a lesser extent, the inclusion of Instructor-Led Training’s expenses incurred subsequent to the merger on June 11, 2021 and inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in our Content business. The increase in compensation and benefits expenses, when comparing these same periods was also attributable to higher merits and stock-based compensation (a result of grants to key employees during fiscal 2023) as well as the impact from the shift from consulting and outside services to lower cost internal resources. In addition, the decrease in facilities and utilities expenses was primarily attributable to cost savings from consolidation of our facilities.

Selling and marketing

Selling and marketing ("S&M") expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Compensation and benefits	$121,749	$123,634	$70,276	$24,987
Advertising and promotions	27,198	29,480	12,713	4,695
Software maintenance	13,137	8,739	3,178	1,850
Consulting and outside services	4,389	7,521	4,067	1,379
Facilities, utilities and other	4,509	3,907	2,760	1,490
Total S&M expenses	$170,982	$173,281	$92,994	$34,401

The decrease in advertising and promotions, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to a reduction in branding initiatives and the decline in compensation and benefits was primarily a result of lower stock-based compensation expense due to forfeitures of share-based payment awards. This was partially offset by the increase in software maintenance, which was primarily a result of investments in our go-to-market transformation activities and enablement programs. Also contributing to the increases in software maintenance and facilities, utilities and other expenses, when comparing fiscal 2024 to fiscal 2023, were the inclusion of Codecademy’s expenses subsequent to its acquisition on April 4, 2022.

The increase in total S&M expenses, excluding facilities and utilities, when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, was primarily the result of inclusion of Instructor-Led Training’s expenses incurred subsequent to the merger on June 11, 2021, inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022 and investments in go-to-market personnel, enablement programs and increases in travel post COVID-19. When comparing these same periods, the decrease in facilities and utilities expenses was primarily attributable to cost savings from consolidation of our facilities.

General and administrative

General and administrative ("G&A") expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Compensation and benefits	$63,355	$62,042	$47,341	$10,732
Consulting and outside services	20,570	30,714	11,670	3,391
Insurance	3,704	5,920	5,258	518
Facilities, utilities and other	3,673	6,586	3,734	768
Software maintenance	4,267	3,467	2,244	419
Franchise, sales, and property tax	327	843	593	643
Total G&A expenses	$95,896	$109,572	$70,840	$16,471

The decrease in total G&A expenses, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to expense reductions and savings from the Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance.

The increase in total G&A expenses, excluding franchise, sales, and property tax, when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, was primarily the result of inclusion of Instructor-Led Training’s expenses incurred subsequent to the merger on June 11, 2021, inclusion of Codecademy’s expenses incurred subsequent to its acquisition on April 4, 2022 and increased executive staffing, advisory, director and officers liability insurance and other organizational costs associated with being a public company. These increases were partially offset by lower variable discretionary compensation. When comparing these same periods, the decrease in franchise, sales, and property tax was primarily attributable to declines in our Instructor-Led Training business. Refer to Subscription and Non-Subscription Revenue above for additional information related to the declines in our Instructor-Led Training segment.

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

The decrease in amortization of intangible assets, when comparing fiscal 2024 to fiscal 2023, was primarily due to certain intangible assets becoming fully amortized or written down as discussed below in Impairment of goodwill and intangible assets. The increase in amortization of intangible assets, when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, was primarily due to the intangible assets from the business combinations completed in June 2021 and April 2022.

Impairment of goodwill and intangible assets

Impairment review requirements and assumption uncertainty

The Company reviews intangible assets subject to amortization if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. The Company reviews indefinite lived intangible assets, including goodwill, on the annual impairment test date (January 1) or more frequently if there are indicators of impairment.

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

This test requires:

1.	For our identifiable intangibles subject to amortization:
a.	If management believes there are unfavorable changes to assumptions and factors that occurred that would indicate impairment or a change in the remaining useful life;
b.	An estimate of the undiscounted future cash flows attributable to the amortizable intangibles are projected and compared to the carrying values;
c.	If the undiscounted future cash flows are less than the carrying values;
d.	The fair values for identifiable intangibles, including any indefinite lived intangibles, are determined using the income approach; and
e.	If the fair values of the identifiable intangibles are less than their carrying values, an impairment equal to the difference is recorded.
2.

Next a comparison of the carrying value of the reporting unit to its estimated fair value is completed. If the carrying value of a reporting unit’s goodwill exceeds its fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit.

The fair value of our reporting units is determined using a weighted average valuation model of the income approach (discounted cash flow approach) and market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management takes care to ensure the assumptions used are reflective of what a market participant would have used in calculating fair value considering the then current economic conditions. This process was followed below both when triggering events for impairment occurred and during our annual impairment test as of January 1st.

Impairment for fiscal year ended January 31, 2024

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in the Company’s stock price and market capitalization, industry analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth experience and expectations for the industry in which the Content & Platform reporting unit operates; and (ii) our Instructor-Led Training reporting unit experiencing continued declines in bookings and GAAP revenues.

For the reasons discussed above, for our identifiable intangibles subject to amortization, management believed there were unfavorable changes to assumptions and factors that occurred during fiscal 2024 that would indicate impairment or a change in the remaining useful life. Our estimated undiscounted future cash flows attributable to the amortizable intangibles are projected to be less than the carrying values for the Instructor-Led Training reporting unit. Therefore, we updated the fair values for identifiable intangibles, including the indefinite lived intangible in our Content & Platform reporting unit, that are fair valued using the income approach, as of January 1, 2024. We compared the fair values to their carrying values, which resulted in aggregate impairment losses of $60.5 million during the fourth quarter of fiscal 2024.

Management next estimated the fair value of the Content & Platform and Instructor-Led Training reporting units using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above. For the reasons discussed, the discount rate applied to the analysis increased from prior year, which drove a lower fair value of our reporting units, resulting in goodwill being impaired for the Content & Platform and Instructor-Led Training reporting units as of January 1, 2024, as the fair values fell below their respective carrying values. As such, the Company recorded goodwill impairment of $129.1 million for the Content & Platform segment and $12.6 million for the Instructor-Led Training segment during the fourth quarter of fiscal 2024.

Impairment for fiscal year ended January 31, 2023

During the second quarter of fiscal 2023, we identified triggering events for impairment in the Instructor-Led Training reporting unit due primarily to a significant decline in bookings and GAAP revenue. Management believed the poor performance was due to a variety of factors, including: (i) reduced corporate spending as customers braced for the potential of a recessionary environment; (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers; and (iii) evolving customer preferences with respect to training in a post-COVID environment.

For the Instructor-Led Training reporting unit, as of July 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than the carrying values. In addition, the fair values for indefinite lived intangibles, were also greater than its carrying values. Therefore, during the second quarter of fiscal 2023, management concluded there was no impairment of identifiable intangibles.

Management next estimated the fair value of the Instructor-Led Training reporting unit as of July 31, 2022, using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above. For the reasons described, the estimated future cash flows declined, and when applied to the analysis drove a lower fair value of the Instructor-Led Training reporting unit. As a result, the Company recorded a $70.5 million goodwill impairment for the three months ended July 31, 2022.

During the third quarter of fiscal 2023, we identified triggering events for impairment attributable primarily to deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, and major market indices. In addition, interest rates had risen, which increased our discount rate assumption. Furthermore, the Company lowered its projected operating results primarily due to underperformance of Instructor-Led Training business and macroeconomic uncertainty.

As of October 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than the carrying values. In addition, the fair values for indefinite lived intangibles, were also greater than their carrying values. Therefore, during the third quarter of fiscal 2023 there was no impairment of identifiable intangibles.

Management next estimated the fair value of the Content & Platform and Instructor-Led Training reporting units as of October 31, 2022, using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above. For the reasons discussed, the valuation results indicated that for each of the Content & Platform and Instructor-Led Training reporting units, the fair value fell below their respective carrying value. Therefore, the Company recorded a $569.3 million goodwill impairment for the Content & Platform segment and an additional $1.6 million goodwill impairment for the Instructor-Led Training segment during the three months ended October 31, 2022.

As of January 1, 2023, the estimated undiscounted future cash flows attributable to the amortizable intangibles appeared to be greater than the carrying values. In addition, the fair values for indefinite lived intangibles, were also greater than their carrying values. We performed our annual quantitative goodwill impairment test for our reporting units as of January 1, 2023, using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above and, as of such date, the fair value was in excess of each reporting unit's carrying value. Therefore, no intangible or goodwill impairment was recognized during the fourth quarter of fiscal 2023.

Acquisition and integration related costs

Acquisition and integration related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and June 2021 and the subsequent integration-related activities. The changes in acquisition and integration related costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model to improve operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three years ended January 31, 2024, have been primarily associated with lease termination and lease impairment charges and employee severance costs. The restructuring charges for the fiscal year ended January 31, 2024 (Successor), fiscal year ended January 31, 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor) totaling $14.0 million, $12.3 million, $3.6 million and ($0.6) million included $3.6 million, $3.6 million, $0.2 million and $0.1 million for lease termination and lease impairment charges as well as $8.7 million, $4.2 million, $1.3 million and ($1.4) million for severance costs of terminated employees, respectively.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Other income (expense), net	$(1,986)	$4,438	$(1,881)	$(167)
Interest income	3,557	531	76	60
Interest expense	(65,335)	(53,493)	(23,190)	(16,763)

The other income (expense), net was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. Interest income for fiscal 2024, compared to fiscal 2023, increased primarily due to the use of money market investments to realize increased returns on cash balances. The increase in interest expense, when comparing fiscal 2024 to fiscal 2023 and when comparing fiscal 2023 to the Successor and Predecessor periods in fiscal 2022, was primarily due to the additional $160 million of term loans in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during the Successor and Predecessor periods, which decreased the fair value of our liability-classified warrants that are marked to market at each balance sheet date, with gains and losses being recorded in current period earnings.

Fair value adjustment of interest rate swaps

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate fluctuations in cash flows for interest payments on $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate ("SOFR") interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from variations in the forward-looking yield curve, are included in the income statement as they occur.

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during fiscal 2024 and fiscal 2023.

Gain on sale of business

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. In accordance with ASC 810, Consolidation ("ASC 810"), we recorded a gain on sale upon completion of the transaction. The $55.9 million gain, including a loss of $0.7 million recognized in the first quarter of fiscal 2024, was calculated by measuring the difference between the fair value of consideration received less the carrying amount of assets and liabilities sold.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Provision for (benefit from) income taxes	$(16,265)	$(40,973)	$(4,304)	$(3,521)
Effective income tax rate	4.5%	4.9%	6.8%	6.5%

The effective income tax rate for fiscal 2024 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions, and changes in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for fiscal 2023 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions and changes in the valuation allowance on the Company’s deferred tax assets. Due to the acquisition of Codecademy on April 4, 2022, the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis the Company determined that a valuation allowance release of $28.8 million was required and recorded in full as a discrete income tax benefit.

The effective income tax rates in fiscal 2022 differed from the United States federal statutory rate of 21.0% for the Successor period and the Luxembourg statutory rate of 24.9% for the Predecessor period due primarily to the impact of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign rate differential.

Liquidity and Capital Resources

Liquidity and sources of cash

As of January 31, 2024, we had $136.4 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Pursuant to this policy, as of January 31, 2024, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility, supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

Term Loan

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”). The proceeds of the facility, together with cash on hand, were used to refinance existing debt. The Term Loan Facility is scheduled to mature on July 16, 2028.

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

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

SumTotal proceeds

On August 15, 2022, we completed the sale of our SumTotal business to a third party. Net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. Under the terms of our Amended Credit Agreement, the net proceeds attributable to the sale of SumTotal required a mandatory prepayment of $31.4 million which was made in August 2022. The remaining net cash proceeds attributable to the sale of SumTotal were subject to reinvestment provisions and could not be used for general corporate purposes. Under the terms of the Amended Credit Agreement, no additional repayment was required.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.11% per annum plus the applicable Term SOFR rate. The maturity date of the accounts receivable facility is the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million of available capacity. As of January 31, 2024, $45.0 million was drawn under our accounts receivable facility.

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

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Net cash provided by (used in) operating activities	$2,818	$(20,933)	$28,224	$33,811
Net cash used in investing activities	(23,040)	(42,184)	(571,605)	(2,991)
Net cash provided by (used in) financing activities	(10,812)	77,233	425,440	14,907
Effect of foreign currency exchange rates on cash and cash equivalents	1	(5,483)	(1,619)	203
Net increase (decrease) in cash and cash equivalents and restricted cash	$(31,033)	$8,633	$(119,560)	$45,930

Cash flows from operating activities

The increase in cash flows from operating activities in fiscal 2024, compared to fiscal 2023, was primarily the result of favorability in working capital, net of effects from acquisitions.

The decline in cash flows from operating activities in fiscal 2023, compared to the Successor and Predecessor periods in fiscal 2022, was primarily the result of costs associated with our acquisition and disposal activities as well as related integration, transformation, and restructuring efforts. In addition, changes in working capital, net of effects from acquisitions, and the additional expense associated with being a publicly traded company moderated cash flows from operating activities.

Cash flows from operating activities directly attributable to SumTotal, which was sold on August 15, 2022, were not significant for the periods presented herein.

Cash flows from investing activities

Cash flows from investing activities in fiscal 2024 include $13.7 million of cash payments for internally developed software.

Cash flows from investing activities in fiscal 2023 include $172.0 million of net cash proceeds from the sale of the SumTotal business, and $198.9 million of cash payments related to the acquisition of Codecademy. See Note 3 “Business Combinations” and Note 4 "Discontinued Operations" for more details.

Cash flows from investing activities for the Successor and Predecessor periods in fiscal 2022 include cash paid of $386.0 million related to the acquisition of Skillsoft, $156.9 million related to the merger with Global Knowledge, and $18.6 million related to the acquisition of Pluma. See Note 3 “Business Combinations” for more details.

Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

Capital expenditures for fiscal 2023 and the Successor period in fiscal 2022 included $0.1 million, and $4.8 million, respectively, attributable to the SumTotal business that was disposed of on August 15, 2022.

Cash flows from financing activities

Cash flows from financing activities consist primarily of borrowings and repayments under our Successor and Predecessor debt facilities and our accounts receivable facility and payments for share repurchases. The Company received $157.1 million of net proceeds from the Term Loan Facility on April 4, 2022, which, combined with cash on hand, was used for the closing of the Codecademy acquisition. We were required to prepay $31.4 million of principal outstanding under the Amended Credit Agreement from the proceeds of the SumTotal sale in August 2022. We received $530 million of proceeds from PIPE equity investments and used the funds for the acquisitions of Skillsoft and Global Knowledge on June 11, 2021. See Note 3 "Business Combinations" for more details.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of January 31, 2024 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	2025	2026-2027	2028-2029	Thereafter
Term Loan Facility	$594,601	$6,404	$11,207	$576,990	$—
Operating leases	14,431	3,656	4,885	2,769	3,121
Total	$609,032	$10,060	$16,092	$579,759	$3,121

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 13 – “Leases, Commitments and Contingencies”.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, accounting for warrants, income tax assets and liabilities, and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

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

While the majority of the Company’s revenue relates to SaaS subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price ("SSP")of each distinct performance obligation.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to government authorities.

As the Company’s contractual agreements predominantly call for advanced billing, contract assets are rarely generated.

Intangible assets, including goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in an acquiree, over the fair value of identifiable net assets acquired, which includes the fair value of specifically identifiable intangible assets, as goodwill.

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

In addition, the Company reviews the carrying values of its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each fiscal year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen, subsequent reviews of goodwill and intangibles could result in impairment. Factors that could result in an impairment include, but are not limited to, the following:

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

For additional information on goodwill and intangibles, including impairments recorded during the fourth quarter of fiscal 2024, see Note 5 to our Consolidated Financial Statements.

Income taxes

We provide for deferred income taxes resulting from temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Based on the balance of our long-term debt and accounts receivable facility and taking into account the two interest rate swap agreements, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $3.4 million additional or lower pre-tax interest expense on an annualized basis, respectively. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 14 and Note 20, respectively, to our consolidated financial statements.

Based on the balance of our cash and cash equivalents, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.7 million increase or decrease, respectively, on our interest income on an annualized basis.

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $8.7 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in other income/(expenses) in our consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $3.8 million on our pre-tax income (loss) on an annualized basis.

Item 8. Financial Statements

Skillsoft Corp.

Index to Financial Statements

PAGE NO.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	35

Consolidated Balance Sheets as of January 31, 2024 (Successor) and January 31, 2023 (Successor)	36

Consolidated Statements of Operations for the Period from February 1, 2023 to January 31, 2024 (Successor), February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), and Period from February 1, 2021 through June 11, 2021 (Predecessor)	37

Consolidated Statements of Comprehensive Income (Loss) for the Period from February 1, 2023 to January 31, 2024 (Successor), February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), and Period from February 1, 2021 through June 11, 2021 (Predecessor)	38

Consolidated Statements of Stockholders’ (Deficit) Equity for the Period from February 1, 2023 to January 31, 2024 (Successor), February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), and Period from February 1, 2021 through June 11, 2021 (Predecessor)	39

Consolidated Statements of Cash Flows for the Period from February 1, 2023 to January 31, 2024 (Successor), February 1, 2022 to January 31, 2023 (Successor), June 12, 2021 through January 31, 2022 (Successor), and Period from February 1, 2021 through June 11, 2021 (Predecessor)	40

Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skillsoft Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skillsoft Corp. (Successor) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the years ended January 31, 2024 and 2023 and the period from June 12, 2021 through January 31, 2022 (Successor), the period from February 1, 2021 through June 11, 2021 of Software Luxembourg Holding S.A. (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Successor at January 31, 2024 and 2023 and the results of its operations and cash flows for the years ended January 31, 2024 and 2023 and the period from June 12, 2021 through January 31, 2022 (Successor), and the results of Predecessor’s  operations and cash flows for the period from February 1, 2021 through June 11, 2021, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

April 15, 2024

SKILLSOFT CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Successor	Successor
	January 31, 2024	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$136,308	$170,359
Restricted cash	10,215	7,197
Accounts receivable, net of allowance for credit losses of approximately $562 and $221 as of January 31, 2024 and January 31, 2023, respectively	185,638	183,592
Prepaid expenses and other current assets	53,170	44,596
Total current assets	385,331	405,744
Property and equipment, net	6,639	10,150
Goodwill	317,071	457,744
Intangible assets, net	539,293	738,066
Right of use assets	8,044	14,633
Other assets	17,256	16,350
Total assets	$1,273,634	$1,642,687
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	44,980	39,693
Accounts payable	14,512	18,338
Accrued compensation	31,774	34,325
Accrued expenses and other current liabilities	29,939	41,474
Lease liabilities	3,049	4,198
Deferred revenue	282,570	280,676
Total current liabilities	413,228	425,108

Long-term debt	577,487	581,817
Warrant liabilities	—	4,754
Deferred tax liabilities	52,148	73,976
Long-term lease liabilities	9,251	11,947
Deferred revenue - non-current	2,402	1,778
Other long-term liabilities	13,531	11,551
Total long-term liabilities	654,819	685,823
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,380,436 shares issued and 8,080,659 shares outstanding at January 31, 2024, and 8,264,308 shares issued and 8,182,794 shares outstanding at January 31, 2023	1	1
Additional paid-in capital	1,551,005	1,521,587
Accumulated equity (deficit)	(1,321,478)	(972,193)
Treasury stock, at cost- 299,777 and 81,514 shares as of January 31, 2024 and January 31, 2023, respectively	(10,891)	(2,845)
Accumulated other comprehensive income (loss)	(13,050)	(14,794)
Total shareholders’ equity	205,587	531,756
Total liabilities and shareholders’ equity	$1,273,634	$1,642,687

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021 to
	January 31, 2024	January 31, 2023	January 31, 2022	June 11, 2021
Revenues:
Total revenues	$553,237	$555,124	$351,843	$102,494
Operating expenses:
Costs of revenues	153,157	152,015	100,726	22,043
Content and software development	68,031	69,796	30,568	15,012
Selling and marketing	170,982	173,281	92,994	34,401
General and administrative	95,896	109,572	70,840	16,471
Amortization of intangible assets	152,511	170,260	89,049	46,492
Impairment of goodwill and intangible assets	202,233	641,362	—	—
Acquisition and integration related costs	5,063	30,663	19,587	6,641
Restructuring	13,978	12,294	3,575	(576)
Total operating expenses	861,851	1,359,243	407,339	140,484
Operating income (loss)	(308,614)	(804,119)	(55,496)	(37,990)
Other income (expense), net	(1,986)	4,438	(1,881)	(167)
Fair value adjustment of warrants	4,754	23,158	17,441	900
Fair value adjustment of interest rate swaps	2,756	(1,554)	—
Interest income	3,557	531	76	60
Interest expense	(65,335)	(53,493)	(23,190)	(16,763)
Income (loss) before provision for (benefit from) income taxes	(364,868)	(831,039)	(63,050)	(53,960)
Provision for (benefit from) income taxes	(16,265)	(40,973)	(4,304)	(3,521)
Income (loss) from continuing operations	(348,603)	(790,066)	(58,746)	(50,439)
Gain (loss) on sale of business	(682)	56,619	—
Income (loss) from discontinued operations, net of tax	—	8,483	11,940	1,175
Net income (loss)	$(349,285)	$(724,964)	$(46,806)	$(49,264)

Net income (loss) per class (Predecessor only)
Net income (loss) for Class A - Continuing operations				$(48,421)
Net income (loss) for Class A - Discontinued operations				1,128
Loss on modifications of terms of participation rights held by Class B shareholders and warrants				—
Net income (loss) attributable to Class A				(47,293)

Net income (loss) for Class B - Continuing operations				(2,018)
Net income (loss) for Class B - Discontinued operations				47
Gain on modifications of terms of participation rights held by Class B shareholders and warrants				—
Net income (loss) attributable to Class B				$(1,971)

Net income (loss) per share:
Ordinary – Basic and diluted - Continuing operations	$(43.29)	$(99.45)	$(8.82)	*
Ordinary – Basic and diluted - Discontinued operations	(0.09)	8.19	1.79	*
Ordinary – Basic and diluted - Net income (loss)	$(43.38)	$(91.26)	$(7.03)	*
Class A – Basic and diluted - Continuing operations				$(12.61)
Class A – Basic and diluted - Discontinued operations				0.29
Class A – Basic and diluted - Net income (loss)				$(12.32)
Class B – Basic and diluted - Continuing operations				$(12.61)
Class B – Basic and diluted - Discontinued operations				0.29
Class B – Basic and diluted - Net income (loss)				$(12.32)
Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,052	7,944	6,657	*
Class A – Basic and diluted				3,840
Class B– Basic and diluted				160

*	Not applicable

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023	February 1, 2022	June 12, 2021	February 1, 2021
	to	to	to	to
	January 31, 2024	January 31, 2023	January 31, 2022	June 11, 2021
Comprehensive income (loss):
Net income (loss)	$(349,285)	$(724,964)	$(46,806)	$(49,264)
Foreign currency adjustment, net of tax	1,744	(17,874)	970	(430)
Total comprehensive income (loss)	$(347,541)	$(742,838)	$(45,836)	$(49,694)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2021 (Predecessor)	4,000,000	—	$40	$674,333	$(93,722)	$—	$(682)	$579,969
Translation adjustment	—	—	—	—	—	—	(430)	(430)
Net income (loss)	—	—	—	—	(49,264)	—	—	(49,264)
Balance June 11, 2021 (Predecessor)	4,000,000	—	40	674,333	(142,986)	—	(1,112)	530,275

Balance June 12, 2021 (Successor)	2,577,951	—	—	305,450	(200,423)	—	—	105,027
Issuance of shares, PIPE Investment	2,650,000	—	1	608,165	—	—	—	608,166
Issuance of shares, Skillsoft Merger consideration	1,425,000	—	—	306,375	—	—	—	306,375
Issuance of shares, Global Knowledge acquisition	—	—	—	14,000	—	—	—	14,000
Reclassify Public Warrants to equity	—	—	—	56,120	—	—	—	56,120
Reclassify Private Placement Warrants - CEO to equity	—	—	—	2,800	—	—	—	2,800
Cash payout for fractional shares	—	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	—	14,664	—	—	—	14,664
Common stock issued	16,667	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(6,716)	—	—	(1,417)	—	—	—	(1,417)
Translation adjustment	—	—	—	—	—	—	970	970
Net income (loss)	—	—	—	—	(46,806)	—	—	(46,806)
Balance January 31, 2022 (Successor)	6,662,902	—	1	1,306,156	(247,229)	—	970	1,059,898
Share-based compensation	—	—	—	36,622	—	—	—	36,622
Common stock issued	128,821	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(46,136)	—	—	(4,276)	—	—	—	(4,276)
Common stock issued in connection with Codecademy acquisition	1,518,721	—	—	182,547	—	—	—	182,547
Fair value of share-based awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Repurchase of common stock	—	(81,514)	—	—	—	(2,845)	—	(2,845)
Translation adjustment	—	—	—	—	—	—	(17,874)	(17,874)
Deconsolidation of SumTotal	—	—	—	—	—	—	2,110	2,110
Net income (loss)	—	—	—	—	(724,964)	—	—	(724,964)
Balance January 31, 2023 (Successor)	8,264,308	(81,514)	1	1,521,587	(972,193)	(2,845)	(14,794)	531,756
Share-based compensation	—	—	—	31,067	—	—	—	31,067
Common stock issued	178,409	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(62,281)	—	—	(1,649)	—	—	—	(1,649)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	1,744	1,744
Net income (loss)	—	—	—	—	(349,285)	—	—	(349,285)
Balance January 31, 2024 (Successor)	8,380,436	(299,777)	$1	$1,551,005	$(1,321,478)	$(10,891)	$(13,050)	$205,587

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Cash flows from operating activities:
Net income (loss)	$(349,285)	$(724,964)	$(46,806)	$(49,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	202,233	641,362	—	—
Amortization of intangible assets	152,511	176,690	95,922	50,902
Share-based compensation	31,067	36,622	14,664	—
Depreciation	3,330	6,508	6,556	3,572
Non-cash interest expense	2,074	2,098	817	487
Non-cash property, equipment, software and lease impairment charges	5,230	—	—	—
Provision for credit loss expense (recovery)	341	375	274	(174)
(Gain) loss on sale of business	682	(56,619)	—	—
Provision for (benefit from) income taxes – non-cash	(22,066)	(43,082)	(12,782)	(5,886)
Fair value adjustment of warrants	(4,754)	(23,158)	(17,441)	(900)
Fair value adjustment of interest rate swaps	(2,756)	1,554	—	—
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,091)	(1,560)	(86,583)	88,622
Prepaid expenses and other assets, including long-term	(4,601)	(13,588)	(19,732)	1,828
Right-of-use assets	2,940	3,715	3,807	748
Accounts payable	(3,848)	(5,982)	1,983	(4,866)
Accrued expenses and other liabilities, including long-term	(6,425)	(20,797)	31,081	(18,592)
Lease liabilities	(3,966)	(2,335)	(5,023)	(1,301)
Deferred revenues	2,202	2,228	61,487	(31,365)
Net cash provided by (used in) operating activities	2,818	(20,933)	28,224	33,811
Cash flows from investing activities:
Purchase of property and equipment	(4,181)	(4,913)	(6,286)	(641)
Internally developed software - capitalized costs	(13,722)	(10,352)	(3,712)	(2,350)
Sale of SumTotal, net of cash transferred	(5,137)	171,995	—	—
Acquisition of Codecademy, net of cash received	—	(198,914)	—	—
Acquisition of Global Knowledge, net of cash received	—	—	(156,926)	—
Acquisition of Skillsoft, net of cash received	—	—	(386,035)	—
Acquisition of Pluma, net of cash received	—	—	(18,646)	—
Net cash used in investing activities	(23,040)	(42,184)	(571,605)	(2,991)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(1,649)	(4,279)	(1,417)	—
Payments to acquire treasury stock	(8,046)	(2,845)	—	—
Proceeds from issuance of term loans, net of fees	—	157,088	464,290	—
Proceeds from accounts receivable facility, net of borrowings	5,287	(34,936)	40,352	16,577
Principal payments on Term loans	(6,404)	(37,795)	(1,200)	—
Proceeds from equity investment (PIPE)	—	—	530,000	—
Principal payments on capital lease obligation	—	—	(994)	(370)
Repayment of First and Second Out loans	—	—	(605,591)	(1,300)
Net cash provided by (used in) financing activities	(10,812)	77,233	425,440	14,907
Effect of exchange rate changes on cash and cash equivalents	1	(5,483)	(1,619)	203
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,033)	8,633	(119,560)	45,930
Cash, cash equivalents and restricted cash, beginning of period	177,556	168,923	288,483	74,443
Cash, cash equivalents and restricted cash, end of period	$146,523	$177,556	$168,923	$120,373
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$136,308	$170,359	$154,672	$117,299
Restricted cash	10,215	7,197	14,251	3,074
Cash, cash equivalents and restricted cash, end of period	$146,523	$177,556	$168,923	$120,373

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(in thousands)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$64,229	$49,078	$12,967	$16,439
Cash paid (received) for income taxes, net of refunds	5,839	4,165	1,568	1,161
Unpaid capital expenditures	—	596	153	39
Shares issued in connection with business combination	—	182,550	306,375	—
PIPE subscription liability and warrants reclassified to equity	—	—	134,286	—
Debt issued in connection with business combinations	—	—	90,000	—
Warrants issued in connection with business combinations	—	—	14,000	—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, “our” and the “Company”) has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. Through a portfolio of high-quality content, an AI-enabled platform that is personalized and connected to customer needs, and a broad ecosystem of partners, Skillsoft drives continuous growth and performance for employees and their organizations by overcoming critical skills gaps, unlocking human potential, and developing the workforce.

With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training, coaching, practice labs, and a GenAI-powered conversation simulator, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2024 is the fiscal year ended January 31, 2024).

Successor and Predecessor Periods

On June 11, 2021 (“acquisition date”), Churchill Capital Corp II, a Delaware corporation (“Churchill”) completed its acquisition of Software Luxembourg Holding S.A. (“Software Luxembourg” or “Predecessor”, and such acquisition, the "Skillsoft Merger"), and changed its corporate name from Churchill to Skillsoft Corp. (“Skillsoft”). In addition, the Company changed its fiscal year end from December 31 to January 31. Also on June 11, 2021, the Company completed the acquisition of Albert DE Holdings Inc. (“Global Knowledge” or “GK” and such acquisition, the “Global Knowledge Merger”), a worldwide leader in IT and professional skills development. The Skillsoft Merger was considered a business combination under Accounting Standards Codification ("ASC") 805, Business Combinations, and is accounted for using the acquisition method of accounting, whereby Churchill was determined to be the accounting acquirer and Software Luxembourg Holding was determined to be the predecessor for financial reporting purposes. References to “Successor” or “Successor Company” relate to the condensed consolidated financial position and results of operations of Skillsoft subsequent to June 11, 2021, the date when the acquisitions of Predecessor and Global Knowledge were completed. References to “Predecessor” relate to the condensed consolidated financial position and results of operations of Software Luxembourg Holding S.A. between August 28, 2020, and June 11, 2021 (its last date of operations prior to the merger). Operating results for the acquired business on June 11, 2021, were credited to the Predecessor in the accompanying condensed consolidated statement of operations. The funds received from the PIPE investments and transferred for the business combinations closing on June 11, 2021, were recorded in the Successor period of the condensed consolidated statement of cash flows.

In the accompanying footnotes references to “the Company” relate to Successor and Predecessor for the same periods.

Reverse Stock Split

On September 29, 2023, we effected a 1-for-20 reverse stock split of our common stock and proportionately decreased the number of authorized shares of common stock. All shares, outstanding options, warrants, restricted stock unit ("RSU"), and per share information throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from "Common stock" to "Additional paid-in capital".

Basis of Financial Statement Preparation

The accompanying consolidated financial statements include the accounts of Skillsoft (Successor) and Software Luxembourg (Predecessor) and its wholly owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with the instructions for Form 10‑K and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in shareholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Certain amounts reported in prior years have been reclassified to conform to the presentation in the current year. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity, or net income (loss) for the prior years.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

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

While the Company’s revenue primarily relates to software as a service ("SaaS") subscription services where the entire arrangement fee is recognized on a ratable basis over the contractual term, the Company sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

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

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in other income/(expenses) in the accompanying statements of operations. For the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $1.5 million, $3.8 million, ($2.4) million, and ($0.1) million, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents also include amounts in transit from certain payment processors for credit and debit card transactions, which typically settle within five business days. As of  January 31, 2024 and  January 31, 2023, the Company did not have any available-for-sale investments.

At January 31, 2024 and January 31, 2023, the Company had approximately $136.3 million and $170.4 million of cash and cash equivalents, respectively and $10.2 million and $7.2 million of restricted cash, respectively, primarily related to the accounts receivable facility. Under the terms of the accounts receivable facility, the Company has three accounts considered restricted, an interest reserve account, a foreign exchange reserve account and a concentration account. The interest reserve account requires three months interest on the greater of the facility balance or facility balance floor (the facility balance floor was$10.0 million as of January 31, 2024). The foreign exchange reserve account requires the Company to restrict cash for an amount equivalent to the change in the translated value of our foreign receivables included in the borrowing base from the date first utilized. The concentration account requires the Company to deposit receipts from the receivables used in the borrowing base until the Company submits a monthly reconciliation report. At that time, the funds may be returned if they are replaced with new receivables.

Acquisition and Integration Related Costs

The Company expenses acquisition and integration related costs as incurred, which consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and June 2021 and the subsequent integration-related activities.

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

Property and Equipment

The Company records property and equipment at cost. Depreciation and amortization are charged to operations based on the cost of property and equipment over their respective estimated useful lives on a straight-line basis, as follows:

Description	Estimated Useful Lives (years)
Computer equipment	3
Furniture and fixtures	5
Leasehold improvements	Lesser of 7 years or life of lease

Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals or betterments are capitalized. The Company evaluates the carrying amount of our property and equipment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. As of January 31, 2024, the Company believes the carrying amounts of its property and equipment are recoverable and no impairment exists.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the agreement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the obligation at commencement date. The ROU asset excludes incentives. When it is reasonably certain we will exercise options to extend or terminate contained in the lease agreements, we reflect it in our ROU assets and lease liabilities. Lease expense is recognized on a straight-line basis over the contractual term. If the Company has agreements with both lease and non-lease components, generally we account for them separately.

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

Software development costs are expensed as incurred, except for costs attributable to upgrades and enhancements that qualify for capitalization. See the “Capitalized Software Development Costs” section below for further discussion on this matter.

For the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor), the Company incurred $26.3 million, $32.1 million, $15.5 million, and $7.8 million, respectively of proprietary content development expenses.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally 3 to 5 years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets in the accompanying balance sheets. For the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor), the Company capitalized $13.7 million, $7.3 million, $2.9 million, and $1.7 million, respectively, and recognized amortization of $4.9 million, $1.2 million, $0.2 million, and $0.2 million, respectively.

Content Partner Expenses

For the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), the Company recognized $30.9 million, $30.9 million, $25.7 million, and $6.2 million, respectively of royalty and course material expenses for third party content used or provisioned in the Company’s content library.

Derivative Instruments

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of each instrument's specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

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

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt interest rate cap derivatives and warrants. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. See Note 20 for a discussion related to the fair value of the Company’s borrowing agreements.

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

Financial Instruments

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of each instrument's specific terms and applicable accounting guidance. The assessment considers whether the instruments are freestanding financial instruments that meet the definition of a liability, whether the instruments meet all of the requirements for equity classification, including whether an instrument is indexed to the Company’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instrument and as of each subsequent quarterly period end date while the instrument is outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification (which includes 790,000 of private placement warrants held by the sponsors for Churchill), the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

The Company has elected to not designate their derivatives as hedging relationships. As such, the changes in the fair value of the derivatives are recorded directly in the statement of operations.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor) and the period from February 1, 2021 through June 11, 2021 (Predecessor), no customer individually comprised greater than 10% of revenue. As of January 31, 2024 (Successor) and 2023 (Successor), no customer individually comprised more than 10% of accounts receivable.

The Company considers its customers’ financial condition and generally does not require collateral. The Company maintains a reserve for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, reserves are recorded utilizing different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowances are adjusted as additional information becomes known or payments are made.

The Company has no off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Intangible Assets, Goodwill and Indefinite‑Lived Intangible Impairment Assessments

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in an acquiree, over the fair value of identifiable net assets acquired, which includes the fair value of specifically identifiable intangible assets, as goodwill.

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

In addition, the Company reviews the carrying values of its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth fiscal quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets. See Note 5 for a discussion of impairment charges recognized for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor).

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

ASC 842 amended ASC 420 to exclude costs to terminate a contract that is a lease from the scope of ASC 420. The Company evaluates right-of-use ("ROU") assets abandonment and impairment in accordance with ASC 360, Property, Plant, and Equipment and recognizes ROU assets abandonment related amortization and write-offs as restructuring charges in its statements of operations.

Stock-Based Compensation Expense

We recognize compensation expense for stock options and time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the estimated fair value of the awards on the date of the grant. For restricted-stock units that have market conditions, we recognize compensation expense using an accelerated attribution method. We recognize forfeitures as they occur. We estimate the fair value of options utilizing the Black-Scholes model, which is dependent on several subjective variables, such as the expected option term and expected volatility over the expected option term. We determine the expected term using the simplified method. The simplified method sets the term to the average of the time to vesting and the contractual life of the options. Since we do not have sufficient trading history of our common stock, the expected volatility is estimated by considering (i) the average historical stock volatilities of a peer group of public companies within our industry over a period equivalent to the expected term of the stock option grants and (ii) the implied volatility of warrants to purchase our common stock that are actively traded in public markets. The fair value of restricted stock units that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants.

Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $15.4 million, $15.8 million, $8.2 million, and $2.8 million for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), respectively.

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

Interest and penalties related to uncertain tax positions is included in the provision for income taxes in the consolidated statements of operations.

Recently Adopted Accounting Guidance

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provided updated authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changed the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We adopted ASU 2016-13 effective February 1, 2023, and the adoption of the standard did not have a material impact on our consolidated financial statements. Related to ASU 2016-13, there is risk and judgment involved in determining estimates of our allowances for credit losses, which reduce the carrying value of an asset to produce an estimate of the net amount that will be collected over the asset's life. We evaluate the expected credit loss of an asset on an individual basis, except in cases when assets collectively share similar risk characteristics in which case, we pool them together. We evaluate and estimate our allowances for credit loss by considering reasonable, relevant, and supportable available information. The Company maintains an allowance based upon expected credit losses of outstanding accounts receivable. Management derives its estimate using a variety of factors, including historical collection and loss patterns; the current aging of receivables; customer specific credit risk factors (when warranted); and probable future economic conditions which inform adjustments to historical loss patterns. The provision for expected credit losses is recorded in general and administrative in the accompanying consolidated statements of operations. Accounts receivable deemed to be uncollectible are written off, net of expected or actual recoveries.

Changes in the allowance for credit loss on accounts receivable for the fiscal year ended January 31, 2024 were as follows (in thousands):

Amount
Balance as of February 1, 2023	$221
Additions to (reductions from) provision for credit loss expense	341
Balance as of January 31, 2024	$562

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of significant segment expenses and other segment items. The Company will adopt this guidance effective February 1, 2025. We are currently evaluating the impact of this amended disclosure guidance.

In December 2023, the FASB also issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require additional information in the rate reconciliation table and additional disclosures about income taxes paid. The Company will adopt this guidance effective February 1, 2025 as well. We are currently evaluating the impact of this amended disclosure guidance.

(3) Business Combinations

(a) Software Luxembourg Holding S.A. (“Predecessor” or “Skillsoft Legacy”)

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

The following summarizes the purchase consideration (in thousands):

Description	Amount
Class A common stock issued	$258,000
Class B common stock issued *	48,375
Cash payments	505,000
Second Out Term Loan	20,000
Cash settlement of seller transaction costs	1,308
Total purchase price	$832,683

*	Shares of Class B common stock were converted into Successor Class A common stock at the time of the Merger.

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of the Predecessor resulted in the recognition of goodwill primarily because the acquisition was expected to help the Company meet its long-term operating profitability objectives through achievement of synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and, in the case of goodwill and indefinite-lived intangible assets, at least annually.

The Company incurred $9.8 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting and other professional services. Approximately $4.3 million was reported in the period from February 1, 2021 through June 11, 2021 (Predecessor) and $5.5 million was reported in the period from June 12, 2021 through January 31, 2022 (Successor). These costs are included in the "acquisition and integration related costs" in the accompanying consolidated statements of operations.

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of GK resulted in the recognition of goodwill primarily because the acquisition was expected to help the Company meet its long-term operating profitability objectives through achievement of synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

For the year ended January 31, 2022, the Company incurred $1.0 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting and other professional services, substantially all of which were reported in the period from June 12, 2021 through January 31, 2022 (Successor). During the fiscal year ended January 31, 2023 (Successor) the Company incurred an additional $3.0 million in acquisition-related costs in relation to the integration of GK. These costs are included in the "acquisition and integration related costs" in the accompanying consolidated statements of operations.

(c) Ryzac, Inc. (“Codecademy”)

On April 4, 2022, the Company acquired Codecademy, a learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity.

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of Codecademy resulted in the recognition of goodwill primarily because the acquisition was expected to help the Company meet its long-term operating profitability objectives through achievement of synergies. The majority of goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

In the fiscal year ended January 31, 2023 (Successor), the Company incurred $10.7 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting, and other professional services. These costs are included in the "acquisition and integration related costs" in the accompanying consolidated statements of operations.

Other Acquisitions

On June 30, 2021, the Company acquired Pluma, Inc., the products and services of which subsequent to the acquisition are referred to as "Skillsoft Coaching". The acquisition enhanced the Company’s leadership development offerings, added a new modality to its blended learning model, and allowed the Company to offer a premium individualized coaching experience. Cash paid for Pluma in the Successor period was lower than the agreed upon purchase price of Pluma for $22 million due to a contractual holdback and working capital adjustment. The fair value of the net assets acquired included $17.8 million of goodwill and $8.7 million of identified intangible assets, which had a weighted average life of 7.4 years. The goodwill is not deductible for tax purposes. Pro forma information and acquisition expenses have not been presented below because such information is not material to the financial statements.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information below is presented in accordance with Regulation S-X, Article 11 to enhance comparability for all periods by including operating results for Skillsoft, Global Knowledge and Codecademy as if the transactions had closed on February 1, 2021 (in thousands):

	Unaudited Pro Forma
	Statements of Operations
	Twelve Months Ended January 31,
	2023	2022
Revenue	$563,182	$587,999
Net loss from continuing operations	(153,640)	(129,774)

The unaudited pro forma financial information does not assume any impacts from revenue, cost, or other operating synergies that could be generated as a result of the combinations. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated on February 1, 2021. The pro forma financial information includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and interest expense on the new debt financing. Other pro forma adjustments include the following:

●	The adoption of ASU 2021‑08 is reflected for all Successor and Predecessor periods presented for comparability.
●	Impairment of goodwill of $641 million has been excluded from the twelve months ended January 31, 2023.
●

The pro forma results of operations exclude acquisition-related costs other than the transaction costs specific to the business combinations occurring in June 2021 and April 2022. These transaction costs are presented as if they occurred in February 2021.

(4) Discontinued Operations

On August 15, 2022, we completed a Stock Purchase Agreement (the “Purchase Agreement”), by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), pursuant to which, subject to the certain terms and conditions contained therein, Seller sold, and Buyer purchased, all of Seller’s right, title and interest in and to one hundred percent (100%) of the outstanding shares of capital stock of SumTotal. Net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023.

In connection with the sale, the parties to the Purchase Agreement entered into certain other agreements, including a transition services agreement pursuant to which each of Seller and Buyer agreed to provide the other party with certain transition services for a limited period following the closing.

The Company determined the sale of the SumTotal business met the criteria to be classified as discontinued operations, and its assets and liabilities held for sale, as of June 12, 2022. Accordingly, the Company classified the assets and liabilities of the discontinued operations as held for sale in its consolidated balance sheets at the lower of carrying amount or fair value less cost to sell. The presentation of the assets and liabilities in comparative periods retained their previous classification as current or long-term. No losses were recognized when the discontinued operations' assets and liabilities were transitioned to held for sale, and depreciation and amortization ceased on such assets. The operating results of SumTotal are reported as discontinued operations, for all periods presented, as the disposition reflected a strategic shift that had a major effect on the Company’s operations and financial results.

The financial results of SumTotal are presented as Income from discontinued operations, net of tax in our consolidated statements of operations. The following presents financial results of SumTotal for all periods presented in our condensed consolidated statements of operations (in thousands):

	Fiscal 2023	Fiscal 2022
	Successor	Successor	Predecessor
	From	From	From
	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2023	January 31, 2022	to June 11, 2021
Revenues:
Total revenues	$60,706	$75,911	$37,142
Operating expenses:
Costs of revenues	19,027	25,688	13,838
Content and software development	12,246	16,114	9,072
Selling and marketing	11,507	13,116	7,539
General and administrative	730	1,164	746
Amortization of intangible assets	6,345	6,873	4,410
Acquisition and integration related costs	1,609	607	297
Restructuring	42	121	(127)
Total operating expenses	51,506	63,683	35,775
Operating income from discontinued operations	9,200	12,228	1,367
Other income (expense), net	2,681	31	(326)
Interest income	12	18	4
Interest expense	(1,443)	(1,176)	(57)
Income (loss) from discontinued operations before income taxes	10,450	11,101	988
Provision for (benefit from) income taxes	1,967	(839)	(187)
Net income (loss) from discontinued operations	$8,483	$11,940	$1,175

In addition, the amounts described in other footnotes within these consolidated financial statements have been updated to reflect the amounts applicable to continuing operations, unless otherwise noted.

(5) Intangible Assets

Intangible assets consisted of the following (in thousands):

	January 31, 2024 (Successor)			January 31, 2023 (Successor)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed software/courseware	$355,247	$172,578	$182,669	$374,057	$123,219	$250,838
Customer contracts/relationships	269,300	59,091	210,209	336,182	42,026	294,156
Vendor relationships	—	—	—	39,887	36,666	3,221
Trademarks and trade names	52,863	6,184	46,679	67,080	6,500	60,580
Publishing rights	41,100	21,668	19,432	41,100	13,449	27,651
Backlog	49,700	45,941	3,759	49,700	32,780	16,920
Skillsoft trademark	76,545	—	76,545	84,700	—	84,700
Total intangible assets	$844,755	$305,462	$539,293	$992,706	$254,640	$738,066

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended January 31:

Amortization Expense
2025	$125,138
2026	121,264
2027	75,773
2028	36,336
2029	26,921
Thereafter	77,316
Total future amortization	$462,748

Amortization expense related to intangible assets in the aggregate was $152.5 million for the fiscal year ended January 31, 2024 (Successor), $170.3 million for the fiscal year ended January 31, 2023 (Successor), $89.0 million for the period from June 12, 2021 through January 31, 2022 (Successor), and $46.5 million for the period from February 1, 2021 through June 11, 2021 (Predecessor).

Impairment Review Requirements and Assumption Uncertainty

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

This test requires:

1.	For our identifiable intangibles subject to amortization:
a.	If management believes there are unfavorable changes to assumptions and factors that occurred that would indicate impairment or a change in the remaining useful life;
b.	An estimate of the undiscounted future cash flows attributable to the amortizable intangibles are projected and compared to the carrying values;
c.	If the undiscounted future cash flows are less than the carrying values;
d.	The fair values for identifiable intangibles, including any indefinite lived intangibles, are fair valued using the income approach; and
e.	If the fair values of the identifiable intangibles are less than their carrying values, an impairment equal to the difference is recorded.
2.

Next a comparison of the carrying value of the reporting unit to its estimated fair value is completed. If the carrying value of a reporting unit’s goodwill exceeds its fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit.

The fair value of our reporting units is determined using a weighted average valuation model of the income approach (discounted cash flow approach) and market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management takes care to ensure the assumptions used are reflective of what a market participant would have used in calculating fair value considering the then current economic conditions. This process was followed below both when triggering events for impairment occurred and during our annual impairment test as of January 1st.

In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results.

Impairment for the Fiscal Year Ended January 31, 2024

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in the Company’s stock price and market capitalization, industry analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth experience and expectations for the industry in which the Content & Platform reporting unit operates; and (ii) our Instructor-Led Training reporting unit experiencing continued declines in bookings and GAAP revenues.

For the reasons discussed above, for our identifiable intangibles subject to amortization, management believed there were unfavorable changes to assumptions and factors that occurred during fiscal 2024 that would indicate impairment or a change in the remaining useful life. Our estimated undiscounted future cash flows attributable to the amortizable intangibles are projected to be less than the carrying values for the Instructor-Led Training reporting unit. Therefore, we updated the fair values for identifiable intangibles, including the indefinite lived intangible in our Content & Platform reporting unit, that are fair valued using the income approach, as of January 1, 2024. We compared the fair values to their carrying values, which resulted in aggregate impairment losses of $60.5 million during the fourth quarter of fiscal 2024.

Management next estimated the fair value of the Content & Platform and Instructor-Led Training reporting units using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons discussed, the discount rate applied to the analysis increased from the prior year, which drove a lower fair value of our reporting units, resulting in goodwill being impaired for the Content & Platform and Instructor-Led Training reporting units as of January 1, 2024, as the fair values fell below their respective carrying values. As such, the Company recorded goodwill impairment of $129.1 million for the Content & Platform segment and $12.6 million for the Instructor-Led Training segment during the fourth quarter of fiscal 2024.

Impairment for the Fiscal Year Ended January 31, 2023

During the second quarter of fiscal 2023, we identified triggering events for impairment in the Instructor-Led Training reporting unit due primarily to a significant decline in bookings and GAAP revenue. Management believed the poor performance was due to a variety of factors, including: (i) reduced corporate spending as customers braced for the potential of a recessionary environment; (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers; and (iii) evolving customer preferences with respect to training in a post COVID environment.

For the Instructor-Led Training reporting unit, as of July 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than the carrying values. In addition, the fair values for indefinite lived intangibles, were also greater than their carrying values. Therefore, during the second quarter of fiscal 2023, management concluded there was no impairment of identifiable intangibles.

Management next estimated the fair value of the Instructor-Led Training reporting unit as of July 31, 2022, using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons described, the estimated future cash flows declined, and when applied to the analysis drove a lower fair value of the Instructor-Led Training reporting unit. As a result, the Company recorded a $70.5 million goodwill impairment for the three months ended July 31, 2022.

During the third quarter of fiscal 2023, we identified triggering events for impairment attributable primarily to deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, and major market indices. In addition, interest rates had risen, which increased our discount rate assumption. Furthermore, the Company lowered its projected operating results primarily due to underperformance of Instructor-Led Training business and macroeconomic uncertainty.

As of October 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than the carrying values. In addition, the fair values for indefinite lived intangible, were also greater than the carrying values. Therefore, during the third quarter of fiscal 2023 there was no impairment of identifiable intangibles.

Management next estimated the fair value of the Content & Platform and Instructor-Led Training reporting units as of October 31, 2022, using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons discussed, the valuation results indicated that for each of the Content & Platform and Instructor-Led Training reporting units, the fair value fell below their respective carrying values. Therefore, the Company recorded a $569.3 million goodwill impairment for the Content & Platform segment and an additional $1.6 million goodwill impairment for the Instructor-Led Training segment during the three months ended October 31, 2022.

As of January 1, 2023, the estimated undiscounted future cash flows attributable to the amortizable intangibles appeared to be greater than the carrying values. In addition, the fair values for indefinite lived intangibles, were also greater than the carrying values. We performed our annual quantitative goodwill impairment test for our reporting units as of January 1, 2023, using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above and, as of such date, the fair value was in excess of each reporting unit's carrying value. Therefore, no intangible or goodwill impairment was recognized during the fourth quarter of fiscal 2023.

A roll forward of goodwill is as follows (in thousands):

Description	Content & Platform	Instructor-Led Training	Consolidated
Acquisition of Skillsoft and GK	$659,667	$116,413	$776,080
Foreign currency translation adjustment	(47)	(623)	(670)
Acquisition of Pluma	14,892	—	14,892
Measurement period adjustments	5,988	(479)	5,509
Goodwill January 31, 2022	680,500	115,311	795,811
Acquisition of Codecademy	309,967	—	309,967
Foreign currency translation adjustment	(126)	(392)	(518)
Impairment of goodwill	(569,256)	(72,106)	(641,362)
Measurement period adjustments	(3,745)	(2,409)	(6,154)
Goodwill January 31, 2023	417,340	40,404	457,744
Foreign currency translation adjustment	(541)	1,605	1,064
Impairment of goodwill	(129,149)	(12,588)	(141,737)
Goodwill January 31, 2024	$287,650	$29,421	$317,071

Accumulated impairment, January 31, 2024	$698,405	$84,694	$783,099

The following impairments of intangible assets have been reflected as decreases of gross carrying amounts within the table at the beginning of this note (in thousands):

	For the Year Ended January 31, 2024
	Content & Platform	Instructor-Led Training	Consolidated
Customer contracts/relationships	$—	$43,335	$43,335
Skillsoft trademark	8,155	—	8,155
Global Knowledge trademark	—	9,006	9,006
Accumulated impairment, January 31, 2024	$8,155	$52,341	$60,496

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Computer equipment	$5,889	$6,078
Furniture and fixtures	2,632	1,812
Leasehold improvements	3,102	1,591
Construction in progress	662	3,692
	12,285	13,173
Accumulated depreciation	(5,646)	(3,023)
	$6,639	$10,150

Construction in progress at January 31, 2024 (Successor) and 2023 (Successor) consisted primarily of costs related to the purchase of certain assets that have not yet been put into service.

Depreciation expense related to property and equipment was $3.3 million, $5.0 million, $4.2 million, and $1.8 million for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), respectively.

(7) Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Domestic	$(197,841)	$(129,542)	$(12,247)	$(21,838)
Foreign	(167,027)	(701,497)	(50,803)	(32,122)
Income (loss) before income taxes	$(364,868)	$(831,039)	$(63,050)	$(53,960)

Significant components of the income tax provision (benefit) consist of the following (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
CURRENT
Federal	$722	$(2,246)	$(8,786)	$16,632
State	415	583	(5,571)	4,288
Foreign	4,664	4,716	643	1,267
Current tax provision (benefit)	5,801	3,053	(13,714)	22,187

DEFERRED
Federal	11	(17,734)	12,853	(14,042)
State	(45)	(4,285)	5,601	(6,189)
Foreign	(22,032)	(22,007)	(9,044)	(5,477)
Deferred tax provision (benefit)	(22,066)	(44,026)	9,410	(25,708)
Income tax provision (benefit)	$(16,265)	$(40,973)	$(4,304)	$(3,521)

The Company’s effective tax rate differed from the statutory rate as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
United States (21.0%) / Luxembourg (24.9%)	21.0%	21.0%	21.0%	24.9%
Increase (decrease) resulting from:
US State income taxes, net of federal benefit	0.9%	0.4%	7.5%	2.5%
Foreign rate differential	1.8%	(6.2)%	(3.2)%	(10.0)%
Global Intangible Low-Taxed Income	(1.8)%	(0.7)%	1.1%	0.0%
Non-deductible expenses	(0.8)%	(0.1)%	(0.3)%	(0.3)%
Non-deductible officer compensation	0.0%	(0.1)%	(3.8)%	0.0%
Warrants	0.3%	0.6%	5.8%	0.0%
Transaction costs	0.0%	0.0%	(2.4)%	(0.1)%
Unrecognized tax benefit	(0.8)%	0.2%	(7.6)%	2.4%
Change in valuation allowance	(6.7)%	4.6%	(15.8)%	(7.0)%
Impairment of goodwill	(8.1)%	(10.1)%	0.0%	0.0%
Return to provision adjustment	0.6%	(0.2)%	3.5%	(5.5)%
Expired deferred tax assets	(2.3)%	(3.9)%	0.0%	0.0%
Internal restructuring	0.0%	1.1%	0.0%	0.0%
Rate change	2.1%	(0.3)%	1.4%	(0.4)%
Other	(1.7)%	(1.4)%	(0.4)%	(0.4)%
Effective tax rate	4.5%	4.9%	6.8%	6.1%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of the periods presented were as follows (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
ASSETS
Loss carryforwards	$97,726	$102,563
Deferred interest expense	47,853	34,194
Reserves and accruals	5,776	7,500
Lease liabilities	2,032	2,635
Tax credits	—	72
Transaction costs	3,779	4,247
Capitalized research and development expenses	12,329	8,133
Other intangibles	21,197	12,839
Other	488	2,800
Gross deferred tax assets	191,180	174,983
Less: Valuation allowance	(157,226)	(133,146)
Net deferred tax assets	33,954	41,837
LIABILITIES
Intangibles	(74,072)	(108,208)
Property and equipment, net	(4,385)	(1,489)
Accrued interest	(1,343)	(1,188)
Right-of-use asset	(1,641)	(2,737)
Other	(4,661)	(2,191)
Gross deferred tax liabilities	(86,102)	(115,813)
Total deferred tax liabilities, net	$(52,148)	$(73,976)

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax assets and liabilities in assessing the realization of deferred tax assets. As of January 31, 2024 and January 31, 2023 the Company had established a valuation allowance of $157.2 million and $133.1 million, respectively, against its deferred tax assets due to uncertainty about whether the deferred tax assets will be realized. The change in total valuation allowance from January 31, 2023 to January 31, 2024 was an increase of $24.1 million.

As of January 31, 2024, the Company had U.S. federal, state and foreign net operating loss ("NOL") carryforwards of $225.3 million, $295.3 million, and $70.7 million, respectively. If not utilized, certain of the federal, state and foreign NOL carryforwards will expire at various dates beginning in 2025 with the remainder of the NOL carryforwards not subject to an expiration date.

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all their research and development costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in 2022, the Company began capitalizing and amortizing research and development costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs for tax purposes.

The utilization of the Company’s NOL, other attributes, and credit carryforwards may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the NOL, other attributes, and credit carryforwards prior to their utilization. Certain attributes and carryforwards will be permanently disallowed due to historical Section 382 ownership changes and have been removed from the Company’s deferred tax assets. As of January 31, 2024, the Company has written off a cumulative $31.4 million of net operating loss, deferred interest, and credit carryforwards that will expire unused due to Section 382 limitations along with the corresponding valuation allowance.

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. As of January 31, 2024, the Company has accrued $3.3 million related to undistributed earnings from foreign subsidiaries as they are not considered indefinitely reinvested outside the United States. Any basis differences not related to undistributed earnings continues to be considered indefinitely reinvested outside the United States.

The Tax Cuts & Jobs Act of 2017 created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income ("GILTI"), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. The Company has elected to treat the tax effect of GILTI as a current-period expense when incurred.

Uncertain Tax Positions

As of January 31, 2024, the Company had $14.8 million of unrecognized tax benefits associated with uncertain tax positions and an additional $1.2 million of accrued interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Unrecognized tax benefits, beginning balances	$12,320	$14,340	$3,115	$3,918
Increases for tax positions taken during the current period	—	—	6,161	—
Increases for tax positions taken during a prior period	2,399	952	5,975	—
Decreases for tax positions taken during a prior period	(95)	(210)	—	(788)
Other	196	(720)	(64)	(15)
Decreases resulting from the expiration of statute of limitations	—	(2,042)	(847)	—
Unrecognized tax benefits, ending balance	$14,820	$12,320	$14,340	$3,115

The Company recognized $0.7 million, ($0.3) million, ($0.5) million and ($0.6) million of interest and penalties during the periods ending January 31, 2024,  January 31, 2023, January 31, 2022 and  June 11, 2021, respectively. The Company has accrued $1.2 million and $0.5 million for the payment of interest and penalties as of January 31, 2024, and January 31, 2023, respectively. We estimate that certain of our unrecognized tax benefits that we have accrued as of January 31, 2024, will be settled with the applicable foreign jurisdictions within the next 12 months due to the completion and settlement of audits. We estimate that $2.1 million of tax and $0.2 million of interest and penalties will be paid or released due to these audits being settled.

The Company and its subsidiaries filed tax returns for the United States, multiple states and localities, and for various non-United States jurisdictions. The Company has identified the United States and Ireland as its major tax jurisdictions. The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The Company’s U.S. federal tax returns are open for years after January 31, 2019.

(8) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Deferred commission costs – current	$23,227	$12,369
Prepaid tax	6,552	5,312
Prepaid software maintenance costs	5,369	6,347
Prepaid SaaS costs	4,425	444
Prepaid royalties	2,875	3,615
Prepaid insurance costs	1,433	2,208
Prepaid employee benefits	944	1,058
Other prepaid expenses	4,941	6,716
Other receivables	2,250	5,633
Other current assets	1,154	894
Total prepaid expenses and other current assets	$53,170	$44,596

(9) Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Deferred commission costs – non-current	$13,439	$12,225
Fair value of interest rate swaps	1,202	-
Deposits	844	3,057
Other	1,771	1,068
Total other assets	$17,256	$16,350

The Company’s deposits reflect security advances with our third-party providers, including the lessors for our leased facilities.

(10) Accrued Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Accrued value added tax	$8,808	$8,473
Professional fees	1,982	2,033
Accrued related to SumTotal sale	—	5,137
Accrued interest	2,335	3,597
Accrued royalties	1,278	1,708
Accrued tax	2,108	5,425
Accrued content related costs	992	2,364
Accrued accounts payable	7,246	6,995
Other accrued liabilities	5,190	5,742
Total accrued expenses	$29,939	$41,474

(11) Restructuring

In connection with strategic initiatives implemented during the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), and the periods ending January 31, 2022 (Successor) and  June 11, 2021 (Predecessor), the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded restructuring charges of $14.0 million (by segment was $5.6 million for Content & Platform and $8.3 million for Instructor-Led Training) during the fiscal year ended January 31, 2024 (Successor), $12.3 million (by segment was $7.1 million for Content & Platform and $5.2 million for Instructor-Led Training) during the fiscal year ended January 31, 2023 (Successor), $3.6 million (by segment was $1.8 million for Content & Platform and $1.8 million for Instructor-Led Training)during the period from June 12, 2021 through January 31, 2022 (Successor), and a credit of $0.6 million (for Content & Platform) during the period from February 1, 2021 through June 11, 2021 (Predecessor). These restructuring charges are presented separately in the accompanying Consolidated Statements of Operations and include primarily the severance costs of terminated employees and lease termination and lease impairment charges. As of January 31, 2024 and January 31, 2023, the Company had restructuring charge liabilities of $3.3 million and $2.7 million, respectively. Management has completed the majority of restructuring actions as of January 31, 2024; however, the Company will continue to evaluate its cost structure to align operating expenses with existing economic conditions and its operating model which could result in further restructuring actions.

(12) Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the plan, employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may make discretionary contributions. Under this plan, contributions of approximately $2.6 million, $2.3 million, $1.6 million, and $0.9 million were made for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $3.5 million, $3.5 million, $2.7 million, and $0.4 million were made for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), respectively.

(13) Leases, Commitments and Contingencies

Leases

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

All of the Company's leases are classified as operating leases. Our right-of-use ("ROU") assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The Company elected the package of practical expedients permitted under the transition guidance which were applied consistently to all of the Company’s leases that commenced before the acquisition date. The Company used a weighted average incremental borrowing rate of 6.12% as of June 11, 2021, the acquisition date, for its operating leases that commenced prior to that date. The weighted average incremental borrowing rate for its operating leases as of  January 31, 2024 was 5.7%. The Company also elected the short-term lease recognition exemption for all qualifying leases, where ROU assets and lease liabilities are not recognized for leases with remaining terms of less than one year.

The operating leases are included in the captions “Right of use assets”, “Lease liabilities”, and “Long-term lease liabilities” on the Company’s consolidated balance sheets. The weighted-average remaining lease term of the Company’s operating leases is 6.1 years as of January 31, 2024. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $5.0 million and related cash payments were $4.8 million for the fiscal year ended January 31, 2024 (Successor). The lease costs were $5.8 million and related cash payments were $5.9 million for the fiscal year ended January 31, 2023 (Successor). Lease costs are included within the content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 11 for a discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of January 31, 2024 (in thousands):

Fiscal year ended January 31:
2025	$3,656
2026	2,459
2027	2,426
2028	1,652
2029	1,117
Thereafter	3,121
Total future minimum lease payments	14,431
Effects of discounting	(2,131)
Total lease liabilities	$12,300

Current lease liabilities	$3,049
Long-term lease liabilities	9,251
Total lease liabilities	$12,300

Litigation

On November 21, 2023, the Company was named as a nominal defendant in a shareholder derivative action filed in the Delaware Court of Chancery captioned Norcross v. Prosus N.V., et al. The plaintiff, a Company shareholder, alleges that the Company's directors and controlling shareholders breached their fiduciary duties to plaintiffs by causing the Company to acquire Codecademy at an above-market price. Plaintiff seeks monetary damages as compensation for the harm caused by the alleged breaches. We currently cannot estimate any possible loss that may result from this action.

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

(14) Long-Term Debt

Debt consisted of the following (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Term Loan - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loan - long-term portion	$588,197	$594,601
Original issue discount - long-term portion	(6,942)	(8,286)
Deferred financing costs - long-term portion	(3,768)	(4,498)
Long-term debt	$577,487	$581,817

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

Immediately following the effective time of the Skillsoft Merger on June 11, 2021, each outstanding share of Churchill Class C common stock issued to the former holders of Skillsoft Class A Shares in connection with the Skillsoft Merger was redeemed for a redemption price of (i) $131.51 per share in cash and (ii) $5.208 per share in incremental indebtedness (the “Class A SO Incremental Loans”) under that certain Senior Secured Second Out Term Loan Credit Agreement (the “SO Credit Agreement”), dated as of August 27, 2020, by and among Software Luxembourg Intermediate S.à r.l. (“Holdings”), as the parent borrower (the “Parent Borrower”), the other borrower party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as the administrative agent and collateral agent, as amended (the “SO Credit Agreement”) for a total aggregate increase of $20 million of second out term loans under the SO Credit Agreement. In addition, upon the closing of the Global Knowledge Merger, (i) pursuant to a Joinder Agreement, dated as of June 11, 2021, by and among certain lenders party thereto, Holdings, the Parent Borrower and the other borrower party thereto, such lenders were issued an aggregate principal amount of $50 million of incremental first out term loans (the “GK FO Incremental Loans”) under that certain Senior Secured Term Loan Credit Agreement dated as of August 27, 2020, by and among Holdings, the Parent Borrower, the other borrower party thereto, the several banks and other financial institutions from time to time party thereto, as lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, as amended (the “FO Credit Agreement”) and (ii) pursuant to a Joinder Agreement, dated as of June 11, 2021 by and among certain lenders party thereto, Holdings, the Parent Borrower and the other borrower party thereto, such lenders were issued an aggregate principal amount of $20 million of incremental second out term loans under the SO Credit Agreement (the “GK SO Incremental Loans” and together with the GK FO Incremental Loans and the Class A SO Incremental Loans, the “Incremental Loans”).

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

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest period plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus 10.50%, (ii) the “prime rate” quoted by the administrative agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for alternative base rate loans. As of January 31, 2024, the balance of $594.6 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a spread of 5.25%, per annum, with a SOFR floor of 0.75%, and quarterly principal repayments of $1.6 million until maturity.

Voluntary prepayment is permitted under the Term Loan Facility. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement. These include, among other things, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of January 31, 2024, the Company is in compliance with all covenants.

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

The Company’s debt outstanding as of January 31, 2024 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2025	$6,404
2026	4,803
2027	6,404
2028	8,005
2029	568,985
Thereafter	—
Total payments	594,601
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(10,710)
Long-term portion	$577,487

Accounts Receivable Facility (Successor)

On December 20, 2018, the Company entered into a $75.0 million accounts receivable credit agreement. The maturity date for the facility is the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. There are four classes of available receivables with advance rates between 50.0% and 85.0%. The minimum outstanding draw under the terms of the agreement is $10 million.

The lenders require the Company to deposit receipts from pledged receivables to a restricted concentration account within two business days of receipt by the Company. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. If additional pledged receivables exceed the prior month’s collections, funds from the concentration account are returned to the Company. The reserve balance was $7.7 million at  January 31, 2024 and is classified as restricted cash on the balance sheet.

The Company accounts for these transactions as borrowings since the assets pledged contain the right to future receivables. Under this agreement, the Company receives the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was 8.45% at  January 31, 2024. Borrowings and repayments are presented as cash flows from financing activities in the accompanying consolidated statements of cash flows. As of January 31, 2024, $45.0 million was drawn under the accounts receivable facility and is classified as a current liability on the balance sheet.

(15) Long-Term Liabilities

Other long-term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Uncertain tax positions; including interest and penalties – long-term	$10,981	$7,532
Fair value of interest rate swaps	—	1,554
Other	2,550	2,465
Total other long-term liabilities	$13,531	$11,551

(16) Shareholders’ Equity

Skillsoft Corp. (Successor)

Common Stock

As of January 31, 2024, the Company’s authorized share capital consisted of 18,750,000 shares of Class A common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 8,380,436 shares of Class A common stock were issued and 8,080,659 shares were outstanding. As of January 31, 2024, the Company had no shares of preferred stock or Class C common stock outstanding. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

Subject to applicable law, the Company may declare dividends to be paid ratably to holders of Class A common stock out of the Company’s assets that are legally available to be distributed as dividends in the discretion of the Company’s board of directors. Holders of Class C common stock are generally not entitled to dividends.

Warrants

Refer to Note 17, for information related to the equity classified warrants.

Share Repurchases and Repurchase Authorization

On September 7, 2022, the Company's board of directors authorized Skillsoft to repurchase up to $30.0 million of its Class A common stock, which expired September 7, 2023. Under the program, the Company was authorized to purchase shares in the open market, in private negotiated transactions, or by other means from time to time. The share repurchase program did not obligate the Company to purchase any minimum number of shares. Under the program, the Company repurchased 218,263 of its shares for $8.0 million during the fiscal year ended January 31, 2024 (Successor). From inception through April 19, 2023, we repurchased 299,777 of our shares for $10.9 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	For the Year Ended January 31, 2024
	Before Tax	Income Tax	Net
Balance as of January 31, 2023 (Successor)	$(14,794)	$—	$(14,794)
Translation adjustment	1,744	—	1,744
Balance as January 31, 2024 (Successor)	$(13,050)	$—	$(13,050)

	For the Year Ended January 31, 2023
	Before Tax	Income Tax	Net
Balance as of January 31, 2022 (Successor)	$970	$—	$970
Translation adjustment	(17,874)	—	(17,874)
Deconsolidation of SumTotal	2,110	—	2,110
Balance as January 31, 2023 (Successor)	$(14,794)	$—	$(14,794)

(17) Warrants

In connection with the formation of the Company and subsequent acquisitions of Software Luxembourg Holding S.A. and Albert DE Holdings Inc., warrants to purchase common stock were issued to investors, sellers of Albert DE Holdings Inc. and an executive of the Company. Warrants that are not subject to ASC 718, Compensation - Stock Compensation and (i) contained features that could cause the warrant to be puttable to the Company for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on the Company’s balance sheet and measured at fair value, with changes in fair value being recorded in the income statement, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	at January 31,
Type	Shares	Price	Price	Date	2024
Private Placement Warrants – Sponsor	792	$230	None	6/11/2026	$—

Simultaneously with the closing of the initial public offering, Churchill Capital (the “Sponsor”) purchased an aggregate of 15,800,000 Private Placement Warrants. An additional 1,500,000 warrants were issued at the closing of the business combination with Software Luxembourg Holding S.A. on June 11, 2021 in connection with the repayment of a promissory note due to the Sponsor. One million of the Private Placement Warrants were transferred to the incoming CEO as described below. These warrants held by the Sponsor include conditions that provide for potential changes to the settlement amounts on redemptions and were dependent upon the characteristics of the holder of the warrant. As of January 31, 2024, 453,596 Private Placement Warrants had been transferred to public holders (included in "Public Warrants" in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

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

A description of each category of warrants issued and outstanding is as follows:

●

Public Warrants – Pursuant to the initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrants”), resulting in the issuance of 23,000,000 warrants. Prior to the business combination with Software Luxembourg Holding S.A. on June 11, 2021 (the “Skillsoft Merger"), Churchill Capital Corp II had classified these warrants as liabilities due to tender offer provisions which state that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside the control of the Company (which had more than one class of outstanding common stock prior to the Skillsoft Merger), where all warrant holders would be entitled to cash, while only certain holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants met equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance. During the fiscal year ended January 31, 2024 (Successor), there was no activity related to the Private Placement Warrants or Public Warrants.

●

Private Placement Warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Class A common stock. The PIPE Private Placement Warrants are issued in the same form as the Public Warrants.

●

Private Placement Warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE Holdings Inc. (the "Global Knowledge Merger") 5,000,000 warrants were issued to the former owner of Global Knowledge. These warrants are similar to the Private Placement Warrants except the warrants are not subject to the redemption provisions described above if transferred.

●

Private Placement Warrants (CEO) - Effective at the closing of the Skillsoft Merger and Global Knowledge Merger, the Sponsor committed to transfer 1,000,000 fully vested Private Placement Warrants to the CEO pursuant to his employment agreement with the Company. The warrants are subject to ASC 718, Compensation - Stock Compensation. The Company recognized stock-based compensation expense of $2.8 million for the period from June 12, 2021 through January 31, 2022 (Successor).

Public Warrants and PIPE Private Placement Warrants (hereinafter referred to as “Redeemable Warrants”) are currently exercisable and may only be exercised for 1/20th of a whole number of shares. The Company may redeem these warrants:

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

(18) Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of January 31, 2024, a total of 575,619 shares of common stock were available for issuance under the 2020 Plan.

Stock Options

Under the 2020 Plan all employees are eligible to receive incentive share options and all employees, directors and consultants are eligible to receive non-statutory share options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionee’s death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following summarizes the stock option activity for the fiscal year ended January 31, 2024:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2023	116,099	$214.74	8.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(11,330)	215.00	—	—
Expired	(15,919)	213.13	—	—
Outstanding, January 31, 2024	88,850	215.00	7.4	—

Vested and exercisable, January 31, 2024	55,533	215.00	7.4	—

The total unrecognized equity-based compensation costs related to the stock options was $2.0 million based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The following summarizes the time-based RSU activity for the fiscal year ended January 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	608,306	$120.20	$23,359
Granted(1)	461,151	31.76	—
Vested	(172,747)	132.85	—
Forfeited	(160,712)	108.72	—
Unvested balance, January 31, 2024	735,998	64.77	10,319

(1) In May 2023, 14,550 shares of time-based RSUs were granted to replace 19,400 shares of market-based RSUs. This modification resulted in stock-based compensation expense increasing by less than $0.1 million per quarter over a two-year period.

The total unrecognized stock-based compensation costs related to time-based RSUs was $35.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The following summarizes the MBRSUs activity for the fiscal year ended January 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2023	112,923	$135.00	$4,336
Granted	120,069	45.11	—
Vested	—	—	—
Forfeited and cancelled (1)	(50,250)	149.90	—
Unvested balance, January 31, 2024	182,742	72.60	2,562

(1) In May 2023, 19,400 shares of market-based RSUs were canceled and replaced with 14,550 shares of time-based RSUs. This modification resulted in stock-based compensation expense increasing by less than $0.1 million per quarter over a two-year period.

The total unrecognized stock-based compensation costs related to MBRSUs was $4.2 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance-based Restricted Stock Units

The Company issued 2,494 performance-based restricted stock units that have a grant-date fair value of $0.5 million during the period from June 12, 2021 through January 31, 2022 (Successor). The awards vest upon the achievement of specified corporate goals. Of the 2,494 performance-based restricted stock units, 625 shares were vested and 625 shares were canceled on January 31, 2022. The remaining 1,244 shares were vested when the specified corporate goals were achieved in June 2022. In the fiscal year ended January 31, 2023 (Successor), $0.3 million in stock-based compensation expense was recognized for these remaining shares.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Cost of revenues	$762	$232	$—	$—
Content and software development	6,294	8,850	895	—
Selling and marketing	3,794	7,336	2,043	—
General and administrative	20,217	20,204	11,726	—
Total	$31,067	$36,622	$14,664	$—

The stock-based compensation for the fiscal year ended January 31, 2023 (Successor) includes $1.6 million of fair value adjustment for the cash consideration in excess of the fair value of the legacy Codecademy options, which is classified as a post-combination expense.

Stock-based compensation expense for the period from June 12, 2021 through January 31, 2022 (Successor) includes $2.8 million attributable to 50,000 warrants issued to the chief executive officer that vested upon completion of the merger and his commencement of employment with the Company.

(19) Revenue

Revenue Components and Performance Obligations

Subscription Services

The Company offers subscriptions that provide customers access to a broad-based spectrum of learning options including access to cloud-based SaaS learning content and individualized coaching. The Company’s cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
SaaS and subscription services	$384,022	$365,447	$208,229	$97,406
Virtual, on-demand and classroom	148,387	170,746	132,586	—
Professional services	20,828	18,931	11,028	5,088
Total net revenues	$553,237	$555,124	$351,843	$102,494

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following table sets forth our revenues by geographic region for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Revenue:
United States	$363,665	$356,604	$212,055	$77,488
Europe, Middle East and Africa	140,716	148,154	102,982	14,283
Other Americas	28,547	30,512	24,922	5,197
Asia-Pacific	20,309	19,854	11,884	5,526
Total net revenues	$553,237	$555,124	$351,843	$102,494

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the fiscal year ended January 31, 2024 was as follows (in thousands):

Deferred revenue at January 31, 2023	$282,454
Billings deferred	555,755
Recognition of prior deferred revenue	(553,237)
Deferred revenue at January 31, 2024	$284,972

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the fiscal year ended January 31, 2024 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2023	$24,594
Contract acquisition costs	35,625
Recognition of contract acquisition costs	(23,552)
Deferred contract acquisition costs at January 31, 2024	$36,667

(20) Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are information that reflect the assumptions that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are variables that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2024 and are categorized using the fair value hierarchy (in thousands):

	Level 2	Level 3
Description	Measurements	Measurements	Total
Cash and cash equivalents	$136,308	$—	$136,308
Restricted cash	10,215	—	10,215
Interest rate swaps - asset (liability)	1,202	—	1,202
Liability classified warrants	—	—	—
Total assets and (liabilities) recorded at fair value	$147,725	$—	$147,725

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash agreed to the estimated fair value as of January 31, 2024. Refer to Note 2 "Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash" for additional detail.

Interest Rate Swaps

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the fiscal year ended January 31, 2024 (Successor), the Company recognized a non-cash gain of $2.8 million, attributable to the Interest Rate Swaps. For the fiscal year ended January 31, 2023 (Successor), the Company recognized a loss of $1.6 million, attributable to the Interest Rate Swaps.

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

Warrants

A summary of liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration	Fair Value at
Type	Shares	Price	Price	Date	January 31, 2024
Private Placement Warrants – Sponsor	792	$230	None	6/11/2026	$—

The Company classifies the Sponsor Private Placement Warrants as liabilities in accordance with ASC Topic 815. See Note 17 "Warrants" for more detail. The inputs for determining fair value of these warrants are classified as Level 3 inputs. The Company estimates the fair value of the Sponsor Private Placement Warrants using a Black-Scholes option pricing model and the following assumptions:

	January 31, 2024	January 31, 2023
Risk-free interest rate	4.2%	3.80%
Expected dividend yield	0.0%	0.0%
Volatility factor	55.9%	76.0%
Expected lives (years)	2.4	3.4
Value per unit	$—	$0.30

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

The following tables reconcile Level 3 instruments for which significant unobservable inputs were used to determine fair value (in thousands):

For the Year Ended
January 31, 2023
Balance as of January 31, 2022 (Successor)	$28,199
Unrealized gains	(23,445)
Balance as of January 31, 2023 (Successor)	$4,754

For the Year Ended
January 31, 2024
Balance as of January 31, 2023 (Successor)	$4,754
Unrealized gains	(4,754)
Balance as of January 31, 2024	$—

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2024, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of January 31, 2024, was $558.3 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(21) Segment Information

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

The Content & Platform business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. This includes individualized coaching as well as technical skill areas assumed in the Codecademy acquisition. In addition, Content & Platform offers Percipio, an AI-driven online learning platform that delivers an immersive learning experience through SaaS solutions. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

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

The following presents summary results for each of the segments for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021
	January 31, 2024	January 31, 2023	January 31, 2022	to June 11, 2021
Content & Platform
Revenues	$404,850	$384,378	$219,257	$102,494
Operating expenses	632,699	1,101,218	257,967	140,484
Operating income (loss)	(227,849)	(716,840)	(38,710)	(37,990)
Instructor-Led Training
Revenues	148,387	170,746	132,586	—
Operating expenses	229,152	258,025	149,372	—
Operating income (loss)	(80,765)	(87,279)	(16,786)	—
Consolidated
Revenues	553,237	555,124	351,843	102,494
Operating expenses	861,851	1,359,243	407,339	140,484
Operating income (loss)	(308,614)	(804,119)	(55,496)	(37,990)
Other income (expense), net	(1,986)	4,438	(1,881)	(167)
Interest expense, net	(61,778)	(52,962)	(23,114)	(16,703)
Fair value adjustment of warrants	4,754	23,158	17,441	900
Fair value adjustment of interest rate swaps	2,756	(1,554)	—	—
(Provision for) benefit from income taxes	16,265	40,973	4,304	3,521
Net income (loss) from continuing operations	(348,603)	(790,066)	(58,746)	(50,439)
Gain (loss) on sale of business	(682)	56,619	—	—
Income (loss) from discontinued operations, net of tax	—	8,483	11,940	1,175
Net income (loss)	$(349,285)	$(724,964)	$(46,806)	$(49,264)

Content & Platform segment depreciation for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor) was $2.5 million, $3.0 million, $1.8 million and $1.8 million, respectively.

Instructor-Led Training segment depreciation for the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), and the period from June 12, 2021 through January 31, 2022 was $0.8 million, $1.8 million and $2.0 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  January 31, 2024 and January 31, 2023 (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
Content & Platform	$1,168,671	$1,434,920
Instructor-Led Training	104,963	207,767
Total assets	$1,273,634	$1,642,687

The following sets forth the Company’s long-lived tangible assets by geographic region as of January 31, 2024 and  January 31, 2023 (in thousands):

	Successor	Successor
	January 31, 2024	January 31, 2023
United States	$3,311	$7,117
Rest of world	3,328	3,033
Total long-lived tangible assets	$6,639	$10,150

(22) Net Loss Per Share

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021 to
	January 31, 2024	January 31, 2023	January 31, 2022	June 11, 2021
Net income (loss) from continuing operations	$(348,603)	$(790,066)	$(58,746)	$(50,439)
Net income (loss) from discontinued operations	(682)	65,102	11,940	1,175
Net income (loss)	$(349,285)	$(724,964)	$(46,806)	$(49,264)

Net income (loss) per class (Predecessor only)
Net income (loss) for Class A - Continuing operations				$(48,421)
Net income (loss) for Class A - Discontinued operations				1,128
Loss on modifications of terms of participation rights held by Class B shareholders and warrants				—
Net income (loss) attributable to Class A				$(47,293)

Net income (loss) for Class B - Continuing operations				$(2,018)
Net income (loss) loss for Class B - Discontinued operations				47
Gain on modifications of terms of participation rights held by Class B shareholders and warrants				—
Net income (loss) attributable to Class B				$(1,971)

Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,052	7,944	6,657	*
Class A – Basic and diluted (Predecessor)	*	*	*	3,840
Class B – Basic and diluted (Predecessor)	*	*	*	160

Net income (loss) per share:
Ordinary – Basic and diluted - Continuing operations	$(43.29)	$(99.45)	$(8.82)	*
Ordinary – Basic and diluted - Discontinued operations	(0.09)	8.19	1.79	*
Ordinary – Basic and diluted	$(43.38)	$(91.26)	$(7.03)	*
Class A – Basic and diluted (Predecessor) - Continuing operations	*	*	*	$(12.61)
Class A – Basic and diluted (Predecessor) - Discontinued operations	*	*	*	0.29
Class A – Basic and diluted (Predecessor)	*	*	*	$(12.32)
Class B – Basic and diluted (Predecessor) - Continuing operations	*	*	*	$(12.61)
Class B – Basic and diluted (Predecessor) - Discontinued operations	*	*	*	0.29
Class B – Basic and diluted (Predecessor)	*	*	*	$(12.32)

*	Not Applicable

Warrants to purchase 35,294 common shares have been excluded from the Predecessor period since, for periods of losses, the impact would be anti-dilutive and, for periods of income, no shares would be added to diluted earnings per share under the treasury stock method as the strike price of these awards are above the fair market value of underlying shares for all periods presented.

During the fiscal years ended January 31, 2024 (Successor) and 2023 (Successor), the period from June 12, 2021 through January 31, 2022 (Successor), and the period from February 1, 2021 through June 11, 2021 (Predecessor), the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	Successor	Successor	Successor	Predecessor
	From	From	From	From
	February 1, 2023 to	February 1, 2022 to	June 12, 2021 to	February 1, 2021 to
	January 31, 2024	January 31, 2023	January 31, 2022	June 11, 2021
Common stock underlying warrants	3,098	3,098	3,098	706
Stock options	89	116	141	—
RSUs	919	721	328	—
Total	4,106	3,935	3,567	706

(23) Related Party Transactions

Agreement with Largest Shareholder

On January 31, 2022, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.7 million over three years.

Codecademy Transaction

An affiliate of our largest shareholder, MIH Learning B.V. also owned approximately 23.8% of the outstanding equity of Codecademy which we acquired on April 4, 2022, as discussed in Note 3 and elsewhere.

Consulting Services

In December 2021, Skillsoft engaged The Klein Group, LLC (the “Klein Group”) to act as an advisor to the Company regarding a potential transaction with Codecademy, to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, Skillsoft paid the Klein Group a fee equal to $2.0 million in connection with the Codecademy acquisition. Michael Klein, a member of our Board, is the Chief Executive Officer of the Klein Group, and the Klein Group is closely affiliated with our second largest shareholder.

(24) Subsequent Events

On April 9, 2024, the Board of Directors of Skillsoft Corp. (the “Company”) appointed Ronald W. Hovsepian as the Company’s Executive Chair and principal executive officer, effective as of April 16, 2024. Mr. Hovsepian had recently been named to take over the Chair position from the Company’s prior Chair, Patrick Kolek. Mr. Hovsepian will succeed Jeffrey R. Tarr as principal executive officer, who will retire from the position of Chief Executive Officer effective as of April 16, 2024 (the “Transition Date”). Mr. Tarr has also resigned from his position as a member of the Company’s Board of Directors effective as of the Transition Date. Mr. Tarr will remain employed as an advisor to the Executive Chair of the Company following the Transition Date until May 9, 2024, on which date his employment with the Company will terminate.

The Board has determined that Mr. Tarr will receive severance benefits in accordance with the terms, and subject to the conditions, of the Second Amended and Restated Executive Employment Agreement by and between Mr. Tarr and the Company, dated as of December 3, 2023, a copy of which has been included in this Form 10-K filing as Exhibit 10.7.

In addition to the above, the Company has completed an evaluation of all subsequent events after the balance sheet date of January 31, 2024 through the date this Annual Report on Form 10‑K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2024. The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our CEO and CFO, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, under the oversight of our principal executive and principal financial officers, and Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2024.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

To remediate the identified material weakness disclosed in our fiscal 2023 Form 10-K, with the oversight of senior management and our audit committee, we hired additional qualified accounting and financial personnel with extensive experience in technical accounting and financial reporting, including a Chief Accounting Officer, Corporate Controller, and a SOX Program Director. Additionally, management implemented remediation procedures and controls in the financial close process, including enhanced reconciliation and review controls and financial close checklists to ensure all necessary reviews and reconciliations are occurring as designed. The measures we have implemented were subject to management review, testing, and audit committee oversight. Based on actions taken, as well as the design and operating effectiveness of these new controls, management believes that the material weakness has been remediated as of January 31, 2024.

We will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act for our fiscal year ended January 31, 2025. As a result, in connection with our Form 10-K for the fiscal year ended January 31, 2025, our independent registered public accounting firm is expected to formally attest to the effectiveness of our internal controls over financial reporting, including controls around prior material weaknesses. We will continue to execute the enhanced review and testing across all key controls for the upcoming fiscal year.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the sections captioned “Nominees and Continuing Directors,” “Executive Officers,” “Code of Business Conduct and Ethics,” “Stockholder Nominations” and “Audit Committee” of Skillsoft’s Proxy Statement for the 2024 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2024.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the sections captioned “Compensation of Outside Directors,” “Compensation Discussion & Analysis” and “Executive Compensation Tables” of Skillsoft’s Proxy Statement for the 2024 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the sections captioned “Security Ownership” and “Equity Compensation Plan Information” of Skillsoft’s Proxy Statement for the 2024 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the sections captioned “Related-Party Transactions” and “Governance of the Company – Director Independence” of Skillsoft’s Proxy Statement for the 2024 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2024.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section captioned “Agenda Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of Skillsoft’s Proxy Statement for the 2024 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2024.

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

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A.	8-K	001-38960	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of June 12, 2022, by and among Skillsoft Corp., Skillsoft (US) Corporation, Amber Holding Inc., and Cornerstone OnDemand, Inc.	8-K	001-38960	2.1	6/13/2022
3.1*	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1*	Description of Securities
4.2	Specimen Class A Common Stock Certificate	10-K	001-38960	4.2	4/14/2023
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1	Credit Agreement, dated as of July 16, 2021, by and among Skillsoft Finance II, Skillsoft Finance I, Inc., the lenders party thereto and Citibank, N.A.	8-K	001-38960	10.1	7/19/2021
10.2	Amendment No. 1 to Credit Agreement, dated as of April 4, 2022, by and among Skillsoft Finance II, Inc., as borrower, the other credit parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent	8-K	001-38960	10.1	4/5/2022
10.3	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder	8-K	001-38960	10.1	10/16/2020
10.4	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V.	8-K	001-38960	10.4	10/16/2020
10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders	8-K	001-38960	10.2	10/16/2020
10.6	Registration Rights Agreement, dated as of April 4, 2022, by and among Skillsoft Corp. and certain security holders named therein	8-K	001-38960	10.2	4/5/2022
10.7#	Second Amended and Restated Employment Agreement, dated as of December 3, 2023, by and between Jeffrey R. Tarr and Skillsoft Corp.	10-Q	001-38960	10.7	12/5/2023
10.8#	Offer Letter by and between Skillsoft Corp. and Richard Walker dated as of October 10, 2022	8-K	001-38960	10.2	10/11/2022
10.9#	Term Sheet for Employment Agreement with Apratim Purakayastha, dated May 15, 2021	10-Q	001-38960	10.4	6/9/2022
10.10#	Form of Indemnity Agreement for Directors and Officers	10-Q	001-38960	10.14	9/14/2021
10.11#	Skillsoft Corp. 2020 Omnibus Incentive Plan	S-1/A	333-257718	10.12	7/6/2021
10.12#	Form of Restricted Stock Unit Award Agreement (Time based)	10-Q	001-38960	10.24	9/14/2021
10.13#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY2022 Grants)	10-Q	001-38960	10.25	9/14/2021
10.14#	Restricted Stock Unit Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.26	9/14/2021
10.15#	Form of Option Award Agreement	10-Q	001-38960	10.27	9/14/2021
10.16#	Option Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.28	9/14/2021
10.17#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-K	001-38960	10.19	4/14/2023
10.18#	Form of Restricted Stock Unit Award Agreement (Performance-Based)	10-K	001-38960	10.20	4/14/2023
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Skillsoft Corp. Incentive Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

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
(Principal Executive Officer)
Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ Jeffrey R. Tarr	Chief Executive Officer and Director	April 15, 2024
Jeffrey R. Tarr	(Principal Executive Officer)

/s/ Richard George Walker	Chief Financial Officer	April 15, 2024
Richard George Walker	(Principal Financial Officer)

/s/ Jose A. Torres Jr.	Chief Accounting Officer	April 15, 2024
Jose A. Torres Jr.	(Principal Accounting Officer)

/s/ Ronald W. Hovsepian	Director	April 15, 2024
Ronald W. Hovsepian

/s/ Lawrence C. Illg	Director	April 15, 2024
Lawrence C. Illg

/s/ Helena B. Foulkes	Director	April 15, 2024
Helena B. Foulkes

/s/ Patrick Kolek	Director	April 15, 2024
Patrick Kolek

/s/ Michael Klein	Director	April 15, 2024
Michael Klein

/s/ Karen G. Mills	Director	April 15, 2024
Karen G. Mills

/s/ Peter Schmitt	Director	April 15, 2024
Peter Schmitt

/s/ Lawrence H. Summers	Director	April 15, 2024
Lawrence H. Summers