Form 10-K/A
period 2024-01-31
Skillsoft Corp.
filed 2024-05-30
CIK 1774675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended January 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from to
Commission File Number: 001-38960

Skillsoft Corp.
(Exact name of registrant as specified in its charter)

Delaware	83-4388331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of registrant’s common stock outstanding as of May 24, 2024 was: 8,157,124.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Skillsoft Corp. (“Skillsoft” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended January 31, 2024 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original Filing”), solely for the purposes of amending and supplementing the information required by Items 10 through 14 of Part III of Form 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The information required by Items 10 through 14 of Part III of Form 10-K is no longer being incorporated by reference to the proxy statement relating to the Company’s 2024 Annual Meeting of Shareholders (the “Annual Meeting”). The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended to include the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of shares of our stock outstanding.

Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the date of the Original Filing.

SKILLSOFT CORP.
FORM 10‑K/A

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created by those laws. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include, but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, share repurchases, financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive strengths, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may”, “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “forecast”, “seek”, “outlook”, “target”, goal”, “probably”, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature, and we caution you against unduly relying on these forward-looking statements.

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of the Original Filing. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the Original Filing and in our other periodic filings with the SEC. The forward-looking statements contained in this Amendment represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers, members of and nominees to our board of directors (as of the date of this Amendment) .

Name	Age	Position
Executive Officers
Ronald W. Hovsepian	63	Executive Chair and Director
Matthew Glitzer	56	Chief Revenue Officer
Apratim Purakayastha	56	GM, Enterprise Solutions, Chief Product and Technology Officer
Richard Walker	60	Chief Financial Officer
Non-Employee Directors and Director Nominees
Helena B. Foulkes	59	Director
Lawrence C. Illg	53	Director
Michael S. Klein	60	Director
Patrick Kolek	52	Director
Karen Mills	70	Director
Paul Peake	41	Director Nominee
Peter Schmitt	57	Director
Lawrence H. Summers	69	Director

Executive Officers

Ronald W. Hovsepian has served as Chair of the Board and Executive Chair of Skillsoft Corp. since April 2024. He served as a director of Skillsoft Corp. since June 2021. He previously served as Executive Chairman of Software Luxembourg, the Skillsoft predecessor entity, from July 2018 until June 2021. Mr. Hovsepian has served as chairman of the board of directors of Ansys Corp., the global leader in engineering simulation, since 2014, and has served as a member of the board since 2012. Mr. Hovsepian has served as chairman of the board of Valo Health, a technology company in drug discovery, since June 2019. Previously, Mr. Hovsepian served as a director of Pegasystems Inc. from January 2019 until June 2021. Mr. Hovsepian also previously served as Chairman of ANN Inc., for ten years. From September 2020 until January 2024, Mr. Hovsepian served as Chief Executive Officer of Indigo Ag, an agricultural technology company. Mr. Hovsepian currently serves as an advisor to Indigo’s Chief Executive Officer and has served as a director since July 2019. Mr. Hovsepian has been an executive partner at Flagship Pioneering, Inc., a venture capital firm focused on healthcare, since October 2018. Mr. Hovsepian was President and Chief Executive Officer of Intralinks, a global provider of secure SaaS collaboration solutions and virtual data rooms, from 2011 to 2017, until it was acquired in 2017 by Synchronoss Technologies, Inc., a telecommunications software and services company. After the acquisition, Mr. Hovsepian served as chief executive officer of Synchronoss from January to April 2017. Prior to Intralinks, Mr. Hovsepian served as President and Chief Executive Officer of Novell, Inc., from 2005 to 2011, where he started as Executive Vice President and President, Worldwide Field Operations in 2003. Mr. Hovsepian began his career at IBM, where he held a number of management and executive positions over a 16-year period. Mr. Hovsepian holds a Bachelor of Science degree from Boston College. Mr. Hovsepian was selected to serve on our Board and as Chairperson of the Board due to his business experience in the technology sector, public company chief executive officer experience, and public company board experience, and his knowledge of Skillsoft from his prior service as Executive Chairman of Software Luxembourg, the Skillsoft predecessor entity.

Matthew Glitzer has served as the Company’s Chief Revenue Officer since April 2023. As Chief Revenue Officer, Mr. Glitzer is responsible for Skillsoft’s global revenue-generation strategy, go-to-market approach, and sales operations. Joining in September 2022, Mr. Glitzer brings more than 20 years of experience in sales leadership, operational and P&L management, strategic alliances management, and sales operations. During his tenure with Skillsoft, Mr. Glitzer has served as the Senior Vice President and GM for North America, India, and the APAC region, as well as the Global Head of Regional Sales. Prior to joining Skillsoft, Mr. Glitzer served as Vice President, Security Sales, IBM Americas where he was responsible for all Security related products and services. Previously, Mr. Glitzer served as Vice President, IBM’s Integrated Security Business Unit — Asia Pacific, where he was responsible for Security Software sales and Services and was a member of IBM’s regional Senior Leadership Team. In Mr. Glitzer’s prior roles in Greater China for IBM, he was a member of the Global Technology Services leadership team holding the positions of General Manager, Global Technology Services, Hong Kong and Head of Client Management and Offerings. In these roles, he had country and regional P&L responsibility for all managed service clients, as well as technology solutioning, consulting and go-to-market offerings. Before joining IBM in 2005, he was vice president of Field Alliances for SAP America. Mr. Glitzer holds a Masters in Business Administration from George Washington University and a Bachelor of Science degree in Political Science from Rutgers College.

Apratim Purakayastha has served as the Company’s GM, Enterprise Solutions, Chief Product and Technology Officer since September 2023, as Chief Product and Technology Officer from July 2022 to September 2023 and as Group Chief Technology Officer from July 2016 to July 2022. During this time, Mr. Purakayastha also served as Chief Operating Officer of SumTotal, a former Skillsoft business, from 2016 to 2019. Mr. Purakayastha previously served as General Manager and Senior Vice President of SaaS at SevOne where he was responsible for its on-demand/SaaS business segment, after holding the position of Senior Vice President Engineering. Prior to SevOne, Mr. Purakayastha held senior technology positions including Group President at ACI Worldwide and Director of Software at IBM. Mr. Purakayastha holds a Doctor of Philosophy degree in Computer Science from Duke University, a Master of Science degree in Computer Science from Washington State University and a Bachelor of Science degree in Computer Science from Jadavpur University, India.

Richard Walker has served as the Company’s Chief Financial Officer since October 2022. He previously served as the Company’s Chief Corporate Strategy and Development Officer since June 2021, and as President of SumTotal through its sale by the Company in August 2022. Prior to joining the Company, Mr. Walker was an advisor to Churchill Capital from December 2020. Mr. Walker previously served as Chief Financial Officer of ServiceSource International from November 2018 through October 2020 and served on ServiceSource’s Board of Directors from October 2017 through its acquisition by Concentrix Corporation in July 2022. Among other roles, he previously held executive leadership positions of increasing responsibility at IHS (subsequently IHS Markit and acquired by S&P Global in 2022), including as Executive Vice President, Chief Financial Officer and Chief Strategy Officer, where he built the corporate strategy and development function. He also founded The Bison Group in 2016, a private partnership that collaborates with private equity firms investing in the information services industry. Mr. Walker brings extensive strategic, financial, operational and merger and acquisition experience. Mr. Walker holds a Masters in Business Administration from the University of Denver and a Bachelor of Science in Business from the University of Colorado, magna cum laude.

Non-Employee Directors and Director Nominees

Helena B. Foulkes has served as a director of Skillsoft Corp. since June 2021. She is currently a member of the board of directors of Costco Wholesale Corporation, the Executive Chair of the board of directors of Follett Higher Education Group and a member of the board of Harry’s, Inc. Ms. Foulkes is a seasoned retail executive and has served as the Chief Executive Officer and a member of the board of directors of Hudson’s Bay Company (HBC), a multinational retailer, a position she held from February 2018 to March 2020, and as a member of the board of directors of Home Depot, Inc., a home improvement goods retailer, a position she held from September 2013 to October 2021. Prior to HBC, she served as Executive Vice President of CVS Health Corporation (CVS), an integrated pharmacy health care provider and retailer, and President of CVS Pharmacy, from January 2014 to January 2018. At CVS, Ms. Foulkes also served as Executive Vice President and Chief Health Care Strategy and Marketing Officer from 2011 to 2013; Executive Vice President and Chief Marketing Officer from 2009 to 2011; Senior Vice President of Health Services of CVS Pharmacy from 2007 to 2009; Senior Vice President, Marketing and Operations Services during a portion of 2007; and Senior Vice President, Advertising and Marketing from 2002 to 2007. Additionally, Ms. Foulkes held positions in Strategic Planning, Visual Merchandising, and Category Management during her 20-plus years with CVS. Ms. Foulkes holds an undergraduate degree from Harvard College and an MBA from Harvard Business School. Ms. Foulkes was selected to serve on our Board due to her extensive business experience, including public company chief executive officer experience, and marketing and board experience.

Lawrence C. Illg has served as a director of Skillsoft Corp. since June 2021. He currently serves as an advisor to Prosus after holding a variety of executive positions for Prosus and Naspers from 2013 to 2023. At Prosus, he led investments in food delivery, education, healthcare and more. He has more than 20 years of professional experience, more than a decade of experience leading global internet companies and currently serves on the board of several privately held companies, including Brainly, Inc. and Stenn, Inc. Mr. Illg served on the board of Honor Technology, Inc. until 2024. Before joining Prosus and Naspers, Mr. Illg was Vice President and General Manager of New Ventures at Trulia, a leading U.S. online real estate marketplace. Prior to Trulia, he spent eight years as a senior executive at eBay, responsible for strategy and general management of many of its global marketplaces and classifieds assets. Prior to eBay, he spent several years as strategy advisor for leading global consumer goods companies. Mr. Illg started his career at the U.S. Federal Reserve Board and holds a B.A. in Economics and an MBA from the University of California, Berkeley. Mr. Illg was selected to serve on our Board due to his broad business expertise, including significant experience in the education sector and with high growth companies.

Michael S. Klein has served as a director of Skillsoft Corp. since June 2021. He previously served as director for Churchill Capital Corp II, the predecessor listed company, since June 2019. Mr. Klein currently serves as Managing Partner of M. Klein and Company, a leading global financial and strategic advisory firm he founded in 2012 that provides its clients a variety of advice tailored to their objectives. Mr. Klein is the controlling member of M Klein Associates, Inc., a private company founded in 2012 and is the founder and managing member of the Garden State Capital Partners LLC (a private company founded in 2018). Mr. Klein currently serves as Chief Executive Officer and Chairman of Churchill Capital Corp VII and Churchill Capital Corp IX, which are publicly-traded blank check companies whose sponsors are each an affiliate of M. Klein and Company, LLC. Mr. Klein also serves on the board of directors of Multiplan, Inc., an entity which merged with Churchill Capital Corp III in October 2020 and is now listed on the NYSE. Prior to the merger, he served as the Chief Executive Officer and Chairman of Churchill Capital Corp III. Mr. Klein is also a director of Magic Leap (a private company), TBG AG (a private company), AltC Acquisition Corp. (an NYSE listed company), Evolution Media Capital (a private company) and various charitable organizations. Previously, Mr. Klein served on the board of directors of Credit Suisse Group AG and Credit Suisse AG from 2018 until October 2022. He was also the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019, and Mr. Klein served on the board of directors of Clarivate Plc. until October 2020. Additionally, Mr. Klein previously served on the boards of Churchill Capital Corp IV, Churchill Capital V and Churchill Capital VI and Hall of Fame Resort & Entertainment Company. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments, and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelor of Science in Economics with concentrations in finance and accounting. Mr. Klein is qualified to serve on our Board based on his significant investment banking and strategic advisory experience.

Patrick Kolek served as the Chair of the Board of Skillsoft Corp. from June 2021 to April 2024. He has served as a director of Skillsoft Corp. since April 2024. Mr. Kolek joined Naspers in 2014 as Chief Financial Officer, ecommerce and from July 2016 until March 2023, he served as Group Chief Operating Officer of Naspers and Prosus N.V. After his years of service, Mr. Kolek continues to work with the Group Chief Executive Officer of Naspers and Prosus N.V. as a senior advisor and board representative. Mr. Kolek has more than 20 years’ experience in executing business growth and development strategies for hyper growth organizations. Prior to Naspers, Mr. Kolek spent ten years at eBay, most recently as Vice President and Chief Financial Officer of eBay International and previously as the Chief Operating Officer of the eBay Classifieds Group. Prior to eBay, he worked for Novellus Systems from 1999 to 2004 as corporate controller, and he started his career within the corporate finance and audit divisions at Ernst & Young, where he worked from 1993 to 1999. Mr. Kolek currently serves as deputy chair of the Supervisory Board at Delivery Hero and as Chief Executive Officer and a member of the board of Boats Group, a private company, and he previously served on the board of Make My Trip. Mr. Kolek holds a B.S. in Commerce from Santa Clara University and is a certified public accountant. Mr. Kolek was selected to serve on our Board due to his extensive experience setting and executing growth and development strategies.

Karen G. Mills has served as a director of Skillsoft Corp. since June 2021. She served as director for Churchill Capital Corp II, Skillsoft’s predecessor listed company, since June 2019. Ms. Mills also serves on the board of directors of Churchill Capital Corp VII. She was previously a Director of Clarivate Plc from May 2019 until January 2021 and Churchill Capital Corp III and IV through October 2020 and July 2021, respectively, and Churchill Capital Corp V and VI through December 2023. Ms. Mills is a Senior Fellow at the Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship, and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills is the President of MMP Group since October 1993, which invests in financial services, consumer products, and technology-enabled solutions businesses. She also serves as Vice Chair of the National Bureau of Economic Research (NBER) and is a member of the Harvard Corporation. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School. Ms. Mills’ qualifications to serve on our Board include her expertise in strategic and financial matters, business structure and growth, leadership, and her significant public board experience.

Paul Peake, a director nominee, currently serves as General Counsel (Food, B2C and Edtech) for Prosus, a leading global technology investor, where he oversees all legal aspects of Prosus’ investments across food delivery, ecommerce and edtech. He has more than 15 years of professional experience with more than a decade of experience holding senior positions in global internet companies. He currently serves on the board of several privately held Prosus portfolio companies, including iFood in Brazil, Takealot Group in South Africa and Flink in Europe. Before joining Prosus and Naspers in 2020, Paul spent five years at eBay group holding various senior positions including Head of Legal for StubHub Inc.’s international business. Prior to eBay, Paul worked for global organizations including Federation Internationale de Football Association (FIFA), adidas, Volkswagen Group and the United Nations. Paul started his career as a private practice lawyer in London with Shoosmiths LLP and qualified as a lawyer from Nottingham Law School followed by a Master’s Degree in EU Competition Law from King’s College London. Mr. Peake is qualified to serve on our Board due to his extensive business and legal experience, including in global internet companies.

Peter Schmitt has served as a director of Skillsoft Corp. since June 2021. He previously served as a director for Software Luxembourg, the Skillsoft predecessor entity, from August 2020 until June 2021. Dr. Schmitt has served as Industrial Advisor at EQT Partners AB since May 2018 and as President at MEC Advisors LLC since October 2017. Dr. Schmitt is on the advisory board of ThermoAnalytics, Inc., and MAIT GmbH and xSuite Group GmbH (both 3i portfolio companies). Dr. Schmitt served on the board of Innovyze LLC and Zemax LLC (both EQT Partners portfolio companies) and Upchain until all three companies were sold in 2021. He also served on the advisory board of Blume Global, Inc. (an Apollo portfolio company) until its sale in 2023. Dr. Schmitt previously served as Senior Vice President of IoT & Digital Twin, Cenit AG from 2018 to 2019. Prior to Cenit, Dr. Schmitt served as Executive Vice President of Global Sales & Operational Marketing at ESI Group from 2015 to 2017, and Vice President at Dassault Systèmes from 2000 to 2015. Dr. Schmitt holds a Doctorate degree in Manufacturing Engineering from the University of Stuttgart, Germany and holds Diplom Ingenieur (equivalent to Master of Engineering in Mechanical Engineering) from Technical University of Karlsruhe, Germany. Dr. Schmitt’s qualifications include his extensive business experience, including with international organizations, and his knowledge of Skillsoft from his prior service as a director of Software Luxembourg, the Skillsoft predecessor entity.

Lawrence H. Summers has served as a director of Skillsoft Corp. since June 2021. He has served as the Charles W. Eliot University Professor & President Emeritus of Harvard University since January 2011 and is the Weil Director of the Mossavar-Rahmani Center for Business and Government at Harvard’s Kennedy School. From January 2009 to December 2010, Dr. Summers served as Director of the White House National Economic Council in the Obama Administration and served as President of Harvard University from 2001 to 2006. Dr. Summers has served in various other senior policy positions, including as Secretary of the Treasury in the Clinton Administration and Chief Economist of the World Bank. Currently, Dr. Summers serves on the board of directors of OpenAI, and Doma Holdings, Inc. since September 2019. He also serves on the board of ONE, chairs the board of the Center for Global Development and serves on the international advisory board of Santander. Dr. Summers is an advisor to The Hamilton Project, The Hutchins Center on Fiscal & Monetary Policy, and the Peterson Institute for International Economics. He is a distinguished senior fellow at the Center for American Progress and recently co-chaired the Commission on Inclusive Prosperity. He recently launched a Task Force on Fiscal Policy with Mayor Bloomberg and chaired the Commission on Global Health. Dr. Summers also served on the board of directors of LendingClub Corporation from 2012 to May 2018 and of Block, Inc. from 2011 to March 2024. Dr. Summers holds a B.S. in Economics from Massachusetts Institute of Technology and a Ph.D. in Economics from Harvard University. Dr. Summers was selected to serve on our Board due to his extensive economic, financial, and business experience.

Board Composition

Our Board consists of eight directors and is divided into three classes with staggered three-year terms. At the Annual Meeting, three directors will be elected to fill positions in Class III. Helena B. Foulkes and Karen G. Mills, our current Class III directors, and Paul Peake, a nominee designated pursuant to the Prosus Subscription Agreement, are nominees for election at the Annual Meeting. Each of the nominees for Class III, if elected, will serve a three-year term expiring at the 2027 Annual Meeting, or until such director’s earlier death, resignation, or removal from the Board.

Skillsoft, Churchill Sponsor II LLC (the “Sponsor”), and Michael Klein are party to a Stockholders Agreement dated October 12, 2020 (the “Sponsor Stockholders Agreement”) pursuant to which the Sponsor has the right to nominate two directors to our Board (the “Churchill Directors”) for so long as the Sponsor beneficially owns at least 5% of our common stock. If the Sponsor beneficially owns less than 5% of our common stock, the Sponsor has the right to nominate a single director to our Board for so long as the Sponsor beneficially owns at least 1% of our common stock. In addition, pursuant to the Sponsor Stockholders Agreement, we agreed to cause the Board to be comprised of nine directors and to appoint at least one director designated by the Sponsor to each committee of the Board for so long as the Sponsor beneficially owns more than 5% of our common stock. Michael Klein and Karen G. Mills currently serve as the Churchill Directors.

Skillsoft, the Sponsor, and MIH Learning B.V. (“Prosus”), as assignee of the rights and obligations of MIH Edtech Investments B.V., are party to a Subscription Agreement dated October 12, 2020 (the “Prosus Subscription Agreement”) pursuant to which Prosus has the right to nominate a number of directors to our Board (the “Prosus Directors”) proportionate to Prosus’s beneficial ownership of our common stock for so long as Prosus beneficially owns at least 5% of our common stock. Prosus has the right to designate no less than one director to our Board for so long as it beneficially owns at least 10% of our common stock, and no less than two directors to our Board for so long as it beneficially owns at least 20% of our common stock. Lawrence C. Illg currently serves as a Prosus Director and Patrick Kolek will serve as a Prosus Director until the expiration of his term at the Annual Meeting. Mr. Kolek has determined not to stand for re-election to the Board. Paul Peake will serve as a Prosus Director upon his election to the Board at the Annual Meeting.

Criteria for Nomination to the Board

The nominating and governance committee assesses the skills, experiences, and attributes our Board should represent to align its individual and group strengths with our Company’s long-term strategic plan and the interests of our stockholders. The committee identifies director nominees using the criteria set forth below and any other criteria that may be identified in accordance with the committee’s charter:

•
Background and Diversity. The nominating and governance committee seeks director nominees from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. This assessment will include an individual’s independence, as well as consideration of age, skills, and experience, and a policy of promoting diversity, in the context of our needs. While our Board does not establish specific goals with respect to diversity, the Board’s diversity is a consideration in the director nomination process.

•
Character. Directors should be persons of good character and demonstrate high ethical standards and integrity in their personal and professional dealings. Directors should have a history of achievements which reflects high standards for themselves and others. Directors should possess the ability to provide wise and thoughtful counsel on a broad range of issues and be willing to be accountable for their decisions as directors. Directors should interact with one another in a manner which encourages responsible, open, challenging, and inspired discussion.

•
Sufficient Time to Devote to Board Matters. Each director is expected to dedicate sufficient time, energy, and attention to ensure the diligent performance of his or her duties. To that end, no director should serve on more than four other public company boards, and no member of the audit committee should serve on more than two other public company audit committees, in each case without the prior approval of the Board. No director who is the chief executive officer of another public company should serve on more than two other public company boards, aside from the board of his/her own company without the prior approval of the Board.

Stockholder Nominations

The nominating and governance committee will review and evaluate candidates submitted by stockholders for election to the Board, taking into consideration whether nominations are in accordance with the procedures to nominate directors set forth in our bylaws. Any stockholder who wishes to recommend a candidate for consideration by the nominating and governance committee should follow the procedures to be described in our Proxy Statement for our Annual Meeting.

Board Leadership Structure

Our Corporate Governance Guidelines (the “Corporate Governance Guidelines”) provide that the Chairperson of the Board shall be elected by the Board. Pursuant to the Prosus Subscription Agreement, the Board initially elected Patrick Kolek as Chairperson of the Board, and elected Ronald W. Hovsepian to replace Mr. Kolek as Chairperson in April 2024. The Board is free to elect another Chairperson at any time.

The Board has not adopted a policy requiring the CEO and Chairperson be different persons. The Board believes that we and our stockholders are best served by maintaining flexibility to have any director serve as Chairperson and therefore believes that a permanent policy on whether the Chairperson and CEO positions should be separated or combined is not appropriate. In order to maintain the independent integrity of the Board, however, the Corporate Governance Guidelines provide that if the Chairperson is not an independent director, the Board shall appoint a Lead Director who must be independent. After the appointment of Mr. Hovsepian as the Chairperson of the Board, the Board determined to waive the Lead Director requirement of the Corporate Governance Guidelines until the Board determines that it is in the best interests of the Company to reinstate such requirement. The Lead Director’s responsibilities shall include: (a) presiding at all meetings of the Board at which the Chairperson is not present, including executive sessions of the independent directors; (b) serving as liaison between the Chairperson and the independent directors; (c) reviewing and approving materials to be sent to the Board; (d) approving the meeting agendas for the Board; (e) approving meeting schedules to assure that there is sufficient time for discussion of all agenda items; (f) having the authority to call meetings of the independent directors; and (g) if requested by major stockholders, ensuring that he or she is available for consultation and direct communication. If the Chairperson is an independent director, then the foregoing responsibilities will be handled by the Chairperson.

Board Size

The Board currently consists of eight directors due to Jeffrey Tarr’s resignation from the Board on April 16, 2024. Our Certificate of Incorporation provides that the authorized number of directors may be changed only by resolution of the Board, subject to certain exceptions. Pursuant to the Sponsor Stockholders Agreement, we agreed to cause the Board to be comprised of nine directors. The Board is considering potential candidates to fill the vacancy created by Mr. Tarr’s departure. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of Skillsoft.

Board Committees

The Board has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee. The rules of the NYSE and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and governance committee of a listed company be comprised solely of independent directors. Each of our audit committee, compensation committee, and nominating and governance committee is composed solely of independent directors. Each committee operates under a charter that was approved by the Board. The charter of each committee is available on our investor relations website at https://investor.skillsoft.com under “Governance: Governance Documents.”

Audit Committee

The members of our audit committee are Helena B. Foulkes, Patrick Kolek and Karen G. Mills, with Karen G. Mills serving as chair. Each member of the audit committee is financially literate, and the Board has determined that Helena Foulkes, Patrick Kolek and Karen G. Mills each qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The Board has determined that each member of our audit committee is independent under the applicable SEC and NYSE listing rules.

The primary function of our audit committee is to oversee our corporate accounting and financial reporting process. Our audit committee’s responsibilities include:

•	appointing and retaining, approving the compensation of, overseeing, and evaluating the independence, qualification, and performance of our independent registered public accounting firm;
•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	overseeing our internal control over financial reporting and disclosure controls and procedures;
•	monitoring compliance with our Code of Business Conduct and Ethics and our compliance and ethics program;
•	overseeing management’s process by which risk assessment and risk management are undertaken, including significant business risks and major financial risk exposures; and
•	reviewing and approving related party transactions in accordance with our Related Person Transaction Policy.

Compensation Committee

The members of our compensation committee are Lawrence C. Illg, Karen G. Mills and Helena B. Foulkes, with Helena B. Foulkes serving as chair. The Board has determined that each member of our compensation committee is independent under the applicable NYSE listing rules. The primary responsibilities of our compensation committee include:

•	reviewing and determining executive compensation philosophy, policies and programs that support our overall business strategy;
•
on an annual basis, reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the Chief Executive Officer’s performance in light of these goals and objectives, and determining Chief Executive Officer compensation based on this evaluation;

•
on an annual basis, reviewing and recommending to the Board corporate goals and objectives relevant to the compensation of our other executive officers, evaluating the executive officers’ performance in light of these goals and objectives, and determining the executive officers’ compensation based on this evaluation; and

•	administering our incentive and equity plans, including reviewing and approving or making recommendations to the Board regarding the issuance of equity awards.

Nominating and Governance Committee

The members of our nominating and governance committee are Patrick Kolek and Lawrence H. Summers, with Patrick Kolek serving as chair. The Board has determined that each member of our nominating and governance committee is independent. The primary responsibilities of our nominating and governance committee include:

•	making recommendations to the Board regarding candidates for directorships and the size and composition of the Board and the committees of the Board;
•	overseeing and advising the Board with respect to our corporate governance matters;
•	overseeing and discussing with management and the Board our activities relating to corporate social responsibility and sustainability matters; and
•	developing and recommending to the Board an executive officer succession plan.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics (the “Code”) that sets forth the legal and ethical standards of conduct for our directors, officers, and employees. It is intended to promote the conduct of our business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. The Code is a “code of ethics” as defined in Item 406(b) of Regulation S-K and applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code is available on our investor relations website https://investor.skillsoft.com under “Governance: Governance Documents.” In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefore on our investor relations website. The contents of the website are not incorporated by reference or made a part hereof for any purpose.

Role of the Board in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including the risks described under the heading “Risk Factors” in the Original Filing.

Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of our risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. We have established an enterprise risk management (“ERM”) program, with a focus on implementing a framework, identifying and assessing risks, and mitigating and monitoring processes for such identified risks. The ERM program is led and managed by a Steering Committee consisting of our executive leadership team and a Management Risk Committee, consisting of functional business leaders. Each enterprise risk has a risk owner and a timeline for which to evaluate the risk. The Board has delegated primary responsibility for overseeing the ERM program to the audit committee. The audit committee regularly reviews and discusses the ERM program with management, and reports on such discussions to the full Board. We have also established a compliance program and have appointed a Chief Compliance Officer to manage the compliance program.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the duties and responsibilities of the Board, director independence, Board leadership structure, executive sessions, Principal Executive Officer evaluations, succession planning, director nomination, qualification and election, director orientation and continuing education, Board agenda, materials, information and presentations, director access to Company employees and independent advisers, Board communication with stockholders and others, director compensation and annual Board and committee performance evaluations. A copy of our Corporate Governance Guidelines is available on our investor relations website https://investor.skillsoft.com under “Governance: Governance Documents.”

Prohibition of Insider Trading, Pledging and Hedging

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable NYSE listing standards. Our Insider Trading Policy also contains prohibitions on both pledging and hedging. Directors, officers and employees are prohibited from engaging in “short” sales, puts, calls, or other publicly traded options with respect to any Company securities, and from placing standing or limit orders on any Company securities outside of an insider trading arrangement established pursuant to Rule 10b5-1. In addition, our Insider Trading Policy prohibits or restricts directors and officers and employees in key financial reporting or communications roles from short-term trading; pledging, hypothecating or otherwise encumbering shares of Company securities as collateral for indebtedness, including holding securities in a margin account or any other account that could cause the securities to be subject to a margin call or otherwise be available as collateral to a margin loan; and purchasing a financial instrument or entering into any transaction that is designed to hedge, establish downside price protection or otherwise offset declines in the market value of Company securities, including puts, calls, prepaid variable forward contracts, equity swaps, collars, exchange funds (excluding broad-based index funds) and other financial instruments that are designed to or have the effect of hedging or offsetting any decrease in the market value of Company securities.

Item 11. EXECUTIVE COMPENSATION

Compensation of Outside (Non-Employee) Directors

For fiscal 2024, our director compensation program consisted of an annual cash retainer of $50,000, payable in substantially equal quarterly installments in arrears, and an equity award valued at approximately $112,000 in restricted stock units, which vests on the first anniversary of the grant date or the date of the next annual meeting of stockholders, whichever is earlier, subject to the director’s continued service on such vesting date. Directors may elect to defer 100% of their annual equity award.

Additionally, the chairperson of the Board received an additional cash retainer of $50,000, the chairpersons of our three standing committees received an additional cash retainer of $25,000, and directors who serve on a standing committee receive an additional cash retainer of $10,000 for each such committee.

Each of our directors is also reimbursed for reasonable travel and related expenses associated with attendance at our Board or committee meetings.

Director Compensation Table

The table below sets forth the compensation of all our non-employee directors for the fiscal year ended January 31, 2024. Mr. Tarr retired from his position as the Company’s Chief Executive Officer and a member of the Board in April 2024, and did not receive any additional compensation for his service as a director during our fiscal year ended January 31, 2024.

	Fees earned or paid in cash	Stock Awards	Total
Name	($)(1)	($)(2)	($)
Patrick Kolek	$125,000	$111,750	$236,750
Helena B. Foulkes	$60,000	$111,750	$171,750
Ronald W. Hovsepian	$95,000	$111,750	$206,750
Lawrence C. Illg	$60,000	$111,750	$171,750
Michael S. Klein	$50,000	$111,750	$161,750
Karen G. Mills	$85,000	$111,750	$196,750
Peter Schmitt	$50,000	$111,750	$161,750
Lawrence H. Summers	$60,000	$111,750	$171,750

(1)
Represents director fees earned during fiscal 2024. Mr. Kolek’s director fees include $50,000 for his service as Chair of the Board and $25,000 for his service as Chair of the Nominating and Governance Committee. Mr. Hovsepian’s director fees include $25,000 for his service as Chair of the Compensation Committee (from which he resigned in April 2024 upon his appointment as Executive Chair), and Ms. Mills’ director fees include $25,000 for her service as Chair of the Audit Committee.

(2)
Each non-employee director received an equity award of 3,750 restricted stock units on July 20, 2023. The fair value of such restricted stock units was computed in accordance with ASC Topic 718 excluding the effect of estimated forfeitures at $29.80 per share. All such restricted stock units are subject to vesting in full one year from the grant date, or the date of the next annual meeting of stockholders, whichever is earlier. Includes amounts deferred by certain of our non-employee directors at their election. As of January 31, 2024, the aggregate number of outstanding equity awards (unvested restricted stock units) held by each director was 3,750.

Executive Compensation

This section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each material element of compensation for fiscal 2024, that we provided to our named executive officers. We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act”). As an emerging growth company, we are exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a non-binding advisory vote on executive compensation, to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees and to include the pay versus performance disclosure, each as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

On September 29, 2023, we effected a 1-for-20 reverse stock split of our issued and outstanding shares of Class A common stock. As a result of the reverse stock split, every twenty (20) shares of Class A common stock issued and outstanding were converted into one (1) share of Class A common stock. Unless otherwise indicated, all share numbers and share prices included herein have been updated to reflect the reverse stock split.

Our named executive officers (or “NEOs”) for fiscal 2024 consist of our principal executive officer and our next two most highly compensated executive officers who were serving as executive officers at the end of fiscal 2024. Our fiscal 2024 NEOs are as follows:

Name	Fiscal 2024 Position
Principal Executive Officer
Jeffrey R. Tarr(1)	Chief Executive Officer and President

Next Two Most Highly Compensated Executive Officers
Richard Walker	Chief Financial Officer
Apratim Purakayastha	GM, Enterprise Solutions, Chief Product and Technology Officer

(1)
Mr. Tarr retired from his position as Chief Executive Office and as a member of the Board effective April 16, 2024. Mr. Tarr continued to serve as an advisor to the Executive Chair of the Company until May 9, 2024, on which date his employment with the Company terminated. The Board of Directors appointed Ronald W. Hovsepian as the Company’s Executive Chair and principal executive officer effective April 16, 2024.

Summary Compensation Table

The following table sets forth compensation awarded to or earned by each of our NEOs for the fiscal years indicated.

						Non-Equity
Name and principal	Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan compensation	All other compensation
position	($)	(1)	($)	($)(2)	($)	($)	($)(3)	Total ($)
Jeffrey R. Tarr(4)	2024	$766,875	—	$3,529,500	—	—	$10,444	$4,306,819
Chief Executive Officer and President	2023	$750,000	—	$7,301,849	—	—	$4,000	$8,055,849
Richard Walker Chief Financial Officer	2024	$536,812	—	$2,233,706	—	—	$4,000	$2,774,518
Apratim Purakayastha GM, Enterprise Solutions,	2024	$536,812	—	$2,071,961	—	—	$10,620	$2,619,393
Chief Product and Technology Officer	2023	$493,750	—	$2,928,906	—	—	$4,000	$3,426,656

(1)	For fiscal 2024, the amounts reported in the “Salary” column consist of base salary earned during the year.

(2)
For fiscal 2024, the amounts represent the aggregate grant date fair value of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures and, in the case of the PSUs, based on the probable outcome of the performance conditions as of the grant date. See “Outstanding Equity Awards at Fiscal Year-End” below for a listing of RSU and PSU awards outstanding for each named executive officer as of January 31, 2024. See Note 18 to our financial statements included in our Annual Report for descriptions of the methodologies and assumptions we used to value performance-based restricted stock unit awards. The PSUs vest according to service and market conditions, and therefore have no maximum grant date fair values that differ from the grant date fair values presented in the table.

(3)
For fiscal 2024, the amounts for each named executive officer include a matching 401(k) contribution of $4,000 under the 401(k) Plan (as defined below) on the same terms as provided to all of Skillsoft’s regular full-time employees. In addition, the amount for Mr. Tarr includes $3,150 towards an annual executive health evaluation and $1,847 related to guest travel expenses and a $1,447 tax gross-up related to the same. For Mr. Purakayastha, includes, amounts of $4,677 related to guest travel expenses and a $1,943 tax gross-up related to the same. Guest travel expenses for Mr. Tarr and Mr. Purakayastha were incurred for an annual conference where NEOs were permitted to have spousal participation.

(4)	Mr. Tarr retired from his position as Chief Executive Officer and as a member of the Board effective April 16, 2024.

Compensation Philosophy

Our compensation policies and philosophies are designed to:

•	attract, retain, and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, creating and maintaining our long-term equity value;

•	retain leaders who engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness and growth;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

Independent Compensation Consultant

The compensation committee retains an independent compensation consultant, Aon’s Human Capital Solutions Practice, a division of Aon plc (the “Consultant”), to support the oversight and management of the executive compensation program. The compensation committee has sole authority to select, retain or terminate the Consultant, approve its compensation, determine the nature and scope of services, and evaluate performance. One or more representatives of the Consultant attend compensation committee meetings, as requested. The compensation committee makes all final decisions. The Consultant’s specific roles include, but are not limited to:

•	advising the compensation committee on executive compensation trends and regulatory developments;

•	providing a total compensation study for executives, compared against the companies in the peer group, and recommendations for executive pay;

•	working with the compensation committee to develop an appropriate peer group of comparable companies to serve as a reference point in executive compensation decision- making;

•	providing advice to the compensation committee on governance best practices, as well as any other areas of concern or risk;

•	serving as a resource to the compensation committee Chair for meeting agendas and supporting materials in advance of each meeting;

•	advising the compensation committee on management’s pay recommendations; and

•	reviewing and providing compensation recommendations for non-employee directors to the Board.

The compensation committee has assessed the independence of the Consultant as required by SEC and NYSE rules. The compensation committee reviewed its relationship with the Consultant and considered all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act. Based on this review, the compensation committee concluded that the Consultant is independent and there are no conflicts of interest raised by the work performed by the Consultant.

Elements of NEO Compensation

The material elements of the compensation program for our named executive officers include the following, which are described in detail below: (i) annual base salary, (ii) annual cash incentive (a short-term incentive tied to the Company’s annual performance goals), (iii) long-term equity incentives (a long-term incentive opportunity consisting of time-based restricted stock units, performance-based restricted stock units, and/or stock options), and (iv) broad-based employee benefits, including a 401(k) retirement plan. These elements (and the amounts of compensation and benefits under each element) were selected based on ensuring market competitiveness and because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success.

Annual Base Salary

The named executive officers receive a base salary to compensate them for services rendered to the Company. Their base salary is subject to increase and will be reviewed for market competitiveness, from time to time, in the discretion of our Board or the compensation committee, as appropriate. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and alignment to market. Each named executive officer’s initial base salary was provided in his employment agreement or offer letter. The actual base salaries paid to each named executive officer for fiscal 2024 are set forth above in the “Summary Compensation Table” under the column entitled “Salary”.

Annual Cash Incentive Plan

Our compensation committee adopts an annual cash incentive plan pursuant to which we make a cash payout opportunity for our named executive officers based on achievement of specified performance goals subject to the discretion of the compensation committee. Each of our named executive officers is eligible to receive an annual cash payout, as described in their respective employment agreement or offer letter. No incentives were paid under this plan to the named executive officers in fiscal 2024, as described below.

For the fiscal 2024 annual cash incentive plan, the compensation committee set performance targets for our named executive officers based on achievement against a Bookings target of $643 million, which was 60% of the metric and Adjusted EBITDA which was 40% of the metric, with payouts to be reduced if necessary to achieve no less than $100 million in Adjusted EBITDA. Funding attainment for the performance measure was intended to link to Company growth and profitability. The payout schedule followed a linear scale for each measure, ranging from:

•	0% funding for performance below the threshold requirement (below threshold);

•	50% of target incentive for achieving 95% of the target performance requirement (threshold);

•	100% of target incentive for achieving 100% of the target performance requirement (target);

•	150% of target incentive for achieving 105% or above of the target performance requirement (over); and

•	200% of target incentive for achieving 110% or above of the target performance requirement (maximum).

The performance target and plan protection target were intended to create a direct link between the bonus payout scale and Company growth and profitability, with increased focus on overachievement. The following table outlines the performance requirements for each measure, the actual attainment for fiscal 2024 and the actual funding for the named executive officers.

Measure	Threshold	Target	Over	Maximum	Fiscal 2024 Attainment	Actual Funding
Bookings	$611M	$643M	$675M	$707M	$596M	$0
Adjusted EBITDA	$100M	$105M	$110M	$116M	$105M	$0

The following table illustrates the calculation of the annual cash incentive award that could have been earned by each named executive officer in fiscal 2024 under the annual cash incentive plan, assuming each such named executive officer worked the full fiscal year and was employed at the time of payout, and had the Company attained 100% of the target performance requirement.

The Bookings target for FY24 was not met and, in April 2024, the compensation committee adjusted the metrics to set the Adjusted EBITDA threshold at $105 million rather than $100 million. Although payments would have been due to the named executive officers under the plan as adopted and as adjusted, the executive officers, including the named executive officers, determined to forgo any cash incentive award payments in order to increase available funding for non-executive employees. As a result, no annual cash payout was made to the named executive officers for fiscal 2024. Had the Company made payments under the original plan design (including the payments due to executive officers), the fiscal 2024 Adjusted EBITDA attainment would have been $102 million, but given the change to the Adjusted EBITDA threshold to $105 million and the decision by the executive officers to forgo payment, the fiscal 2024 Adjusted EBITDA attainment was $105 million.

		Target Annual
		Cash Incentive
		Opportunity
		(% of Base Salary)
		(actual calculation
		impacted by		Actual Cash
	FY24 Base	mid-year salary	Target Annual Cash	Incentive Earned for
Name	Salary	adjustments)[1]	Incentive Opportunity	Fiscal 2024
Jeffrey R. Tarr	$772,500	100%	$772,500	$0
Richard Walker	$540,750	75%	$405,563	$0
Apratim Purakayastha	$540,750	75%	$405,563	$0

(1)	From fiscal year 2023 to fiscal year 2024, both Messrs. Tarr and Purakayastha remained flat on target cash incentive opportunity.

Long-Term Incentive Opportunity

We adopted an equity incentive plan, the 2020 Plan, in connection with the return of the Company to public markets in June 2021. The 2020 plan facilitates the grant of cash and equity incentives to directors, employees (including our named executive officers), and consultants of the Company and enables our Company to obtain and retain services of these individuals, which is essential to our long-term success. Equity awards granted to named executive officers under the 2020 Plan are designed to provide long-term incentive opportunities over a period of several years to align management’s interests with our equity owners’ long-term interests.In fiscal 2024, the compensation committee approved an annual long-term incentive award consisting of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). The compensation committee selected RSUs and PSUs to align with market trends, retain talent and link compensation to Company performance. The long-term incentive award granted to named executive officers (other than the Chief Executive Officer) is comprised of 75% RSUs and 25% PSUs, and the long-term incentive award granted to our Chief Executive Officer is comprised of 60% RSUs and 40% PSUs.

The RSUs vest in substantially equal annual installments on the first four anniversaries of the vesting commencement date (the first day of the first month following the grant date), subject to the executive’s continued employment through the vesting dates.

The PSUs vest over three years, based on the achievement of certain Relative Total Shareholder Return (“Relative TSR”) goals based on the Russell 3000 Index. The compensation committee selected Relative TSR as the performance element for the PSUs to align a portion of executive pay directly with shareholder value creation. The total number of PSUs that vest either annually, upon the compensation committee’s certification of the performance goal, or at the end of the three-year vesting period, will range from a payout of 0% to a maximum of 200% as determined by measuring actual performance over the performance period for Relative TSR against the performance goals based on a pre-established scale. Payout for achievement between performance levels will be determined on a straight-line interpolated basis. The following is the payout schedule for the PSUs:

TSR Ranking	Payout
90th Percentile & Above (Maximum)	200%
75th Percentile (Over)	150%
50th Percentile (Target)	100%
25% Percentile (Threshold)	50%
Below 25% Percentile (Below Threshold)	0%

PSU Exchange

The compensation committee reviewed the effectiveness of the outstanding PSUs as a retention tool. The PSUs vesting schedule was in four equal installments if the closing price of a share of Class A common stock of the Company, as reported on the New York Stock Exchange, equaled or exceeded $12.50 (which would be a price of $250 following the reverse stock split effective September 2023) on at least 20 out of 30 consecutive trading days prior to June 11, 2025. The compensation committee determined that cancelling these PSUs, in each case with the agreement of the holder, and replacing them with time-based RSUs, better met the goals of retaining talent. On May 1, 2023, 4,850 PSUs granted to Mr. Walker on June 11, 2021 were canceled and replaced with a new grant of 3,638 RSUs, and 6,450 PSUs granted to Mr. Purakayastha on June 11, 2021 were canceled and replaced with a new grant of 4,838 RSUs. The replacement grant of RSUs vests in two equal installments on May 1, 2024 and May 1, 2025.

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

Our NEOs participate in the same medical benefit plans generally available to our management employees. These benefit plans include health insurance, dental and vision coverage, life insurance and disability coverage. Additionally, we provide our NEOs with an allowance for an annual executive health evaluation.

Other Aspects of the Company’s Compensation Programs

On occasion, and at the sole discretion of the Board or the compensation committee, additional cash bonuses may be granted to our named executive officers in recognition of special events or achievements, such as the closing of a transaction, a sign-on bonus, or a retention bonus. No such additional bonuses were awarded for fiscal 2024.

Agreements with Named Executive Officers

Mr. Tarr

On December 3, 2023, the Company entered into a Second Amended and Restated Employment Agreement with Jeffrey R. Tarr (the “Tarr Employment Agreement”). Pursuant to the Tarr Employment Agreement, the compensation committee annually determined Mr. Tarr’s base salary, and he was eligible to earn an annual cash incentive payout with a target and maximum equal to 100% and 200% of base salary, respectively, and was eligible to participate in health, welfare, and other benefits consistent with those offered to other senior executives of the Company. The Tarr Employment Agreement permitted the Company to grant Mr. Tarr options and restricted stock units, and governs the following awards previously granted to Mr. Tarr upon the commencement of his service as our Chief Executive Officer and member of our Board: (i) an award of 50,000 options (the “Tarr Options”), each having an exercise price equal to the fair market value of a share of our common stock on the date of grant, which vest ratably on a quarterly basis over a four-year period, and (ii) an award of 100,000 restricted stock units (the “Tarr RSUs”) which vested ratably on a quarterly basis over a three year period.

While the Tarr Employment Agreement does not provide a specific employment term, it may be terminated by (i) involuntary termination (for cause or disability), (ii) voluntary termination by Mr. Tarr or (iii) death. In the event of a termination by the Company for cause, the vested and unvested Tarr Options and unvested Tarr RSUs would have been forfeited. In the event of death or disability of Mr. Tarr, any unvested Tarr Options or Tarr RSUs would have vested in full. In the event of Mr. Tarr’s termination of employment by the Company without cause or by Mr. Tarr for good reason, any then-unvested Options or then-unvested RSUs that were scheduled to vest and become exercisable over the one-year period immediately following such Termination would have continued to vest and become exercisable over such one-year period in accordance with the vesting schedule set forth in the applicable grant notice. Furthermore, in the event of a change in control, (A)(i) the options granted to Mr. Tarr upon his initial hiring would have vested in full and (ii) all other options would have vested in full if Mr. Tarr’s employment was terminated by the Company without cause or by Mr. Tarr for good reason during the three months prior to or the twelve months following the change in control; and (B)(i) RSUs granted to Mr. Tarr in 2021 would have vested in full, (ii) RSUs that vest solely based on continued employment would have vested in full if Mr. Tarr’s employment was terminated by the Company without cause or by Mr. Tarr for good reason during the three months prior to or the twelve months following the change in control and (iii) any other RSUs that vest (in whole or in part) based on the achievement of performance metrics are treated as set forth in the definitive award agreement governing the award.

In addition, the Tarr Employment Agreement provided that upon termination without cause or by Mr. Tarr for good reason, Mr. Tarr would have been entitled to receive, in exchange for a release of claims against the Company and subject to Mr. Tarr’s continued compliance with the restrictive covenants set forth in the Tarr Employment Agreement, severance and benefits consisting of: (i) a payment equal to two times the sum of (A) the base salary and (B) target annual cash incentive for the year in which termination occurs, payable in substantially equal installments over the twenty-four month period following the date of termination in accordance with normal payroll practices, (ii) a bonus payment equal to the annual cash incentive for the year in which termination occurs based on actual performance and prorated to reflect the period of the fiscal year that has lapsed as of the date of termination, payable at the same time when annual cash incentive payouts are ordinarily paid by the Company, (iii) continued vesting of Mr. Tarr’s then-outstanding equity awards for the twelve-month period following the date of termination and (iv) payment of the cost of COBRA coverage for twelve months, if Mr. Tarr was participating in the Company’s group health plan immediately prior to termination. The Tarr Employment Agreement contains restrictive covenants including: (i) a perpetual confidentiality covenant, (ii) a non-solicitation of employees and customers covenant, a non-hire of employees covenant and a non-competition covenant, each of which applies during the employment term and for twelve months thereafter, and (iii) a mutual non-disparagement covenant that applies during the employment term and for five years thereafter.

The Tarr Employment Agreement provided that if Mr. Tarr would have received payments that would be treated as “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), he will receive the greater of the full amount (subject to the excise tax) or the amount which would result in no portion of the payment being subject to the excise tax under Section 4999 of the Internal Revenue Code.

Mr. Tarr retired from his position as Chief Executive Officer and as a member of the Board effective April 16, 2024, thus terminating the Tarr Employment Agreement. Mr. Tarr continued to serve as an advisor to the Executive Chair of the Company until May 9, 2024 (the “Separation Date’), on which date his employment with the Company terminated. In connection with Mr. Tarr’s transition and termination of employment, on May 23, 2024, the Company and Mr. Tarr entered into a transition and separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, upon his termination of employment on the Separation Date, subject to his execution of a general release of claims in favor of the Company and his continued compliance with his restrictive covenant obligations, Mr. Tarr will receive the following payments and benefits: (i) payment of two (2) times the sum of (A) Mr. Tarr’s annual base salary as in effect on the Separation Date, plus (B) Mr. Tarr’s target annual bonus as in effect on the Separation Date, payable over a period of twenty-four (24) months following the Separation Date; (ii) payment of Mr. Tarr’s COBRA premiums for twelve (12) months following the Separation Date; (iii) payment of a $100,000 bonus for fiscal year 2025, payable at the same time as the first installment payment under clause (i); (iv) continued vesting of outstanding time-based restricted stock units for one (1) year following the Separation Date; and (v) with respect to any performance-based restricted stock units that have a measurement date within one (1) year following the Separation Date, vesting of such performance-based restricted stock units based on actual performance as of the Separation Date. With respect to outstanding equity awards (other than stock options) that do not vest in accordance with clauses (iv) or (v) of the immediately preceding sentence, such equity awards will remain outstanding for three (3) months following the Separation Date and be eligible for the treatment set forth in Mr. Tarr’s employment agreement upon a change in control of the Company within such three (3)-month period. The Separation Agreement provides for the forfeiture of all of Mr. Tarr’s outstanding stock options, whether vested or unvested, as of the Separation Date.

Subsequent Events

The Board of Directors appointed Ronald W. Hovsepian as the Company’s Executive Chair and principal executive officer effective April 16, 2024. Mr. Hovsepian had recently been named to take over the Chair position from the Company’s prior Chair, Patrick Kolek. Mr. Hovsepian succeeds Mr. Tarr as principal executive officer.

Mr. Purakayastha

On May 21, 2021, the Company entered into an employment agreement term sheet with Mr. Purakayastha to serve as our Chief Technology Officer effective upon the closing of the Business Combinations, which supersedes his previous employment agreement. The term sheet provides for a base salary of $450,000. Mr. Purakayastha is eligible to earn an annual cash bonus with a target equal to 75% of his base salary and participate in the Company’s benefit plans consistent with those made available to the Company’s other senior executives. The term sheet provides for initial equity grants, which were made on the date of closing of the Business Combinations, consisting of (i) an option to purchase 12,950 shares of common stock, which vests 25% on the first anniversary of the date of closing and the remaining 75% ratably over the following 12 quarters, (ii) an award of 6,450 restricted stock units, which vests ratably on each of the first four anniversaries of the date of closing, subject to Mr. Purakayastha’s continued employment through each vesting date, and (iii) an award of 6,450 restricted stock units, which vests ratably on each of the first four anniversaries of the date of closing, subject to Mr. Purakayastha’s continued employment through each vesting date, but only if the closing price of a share of common stock equals or exceeds $250.00 on at least 20 out of 30 consecutive trading days prior to the fourth anniversary of the date of the closing of the Business Combinations. The term sheet provides that, if Mr. Purakayastha’s employment is terminated by the Company without “cause” or Mr. Purakayastha resigns for “good reason” (as such terms are defined in the term sheet), then subject to his execution of a release of claims, he will be entitled to severance benefits consisting of 12 months of base salary and benefits continuation. If the termination occurs within 12 months after a “change in control” (as defined the Company’s Incentive Plan), then Mr. Purakayastha instead will be entitled to (i) 12 months of base salary and benefits continuation, (ii) a prorated target bonus for the year of termination, (iii) a target bonus for the year of termination and (iv) accelerated vesting of outstanding equity awards. As a condition of his employment, Mr. Purakayastha also entered into a restrictive covenant agreement, which includes (i) a perpetual confidentiality covenant, (ii) a non-solicitation of employees and customers covenant and a non-competition covenant, each of which applies during employment and for 12 months thereafter, and (iii) a perpetual non-disparagement covenant.

Mr. Purakayastha’s term sheet provides that if Mr. Purakayastha would receive payments that would be treated as “parachute payments” under Section 280G of the Internal Revenue Code, he will receive the greater of the full amount (subject to the excise tax) or the amount which would result in no portion of the payment being subject to the excise tax under Section 4999 of the Internal Revenue Code.

Mr. Walker

On October 10, 2022, the Company entered into an employment agreement term sheet with Mr. Walker to serve as the Company’s Chief Financial Officer. The term sheet provides for an initial base salary of $525,000. Mr. Walker is eligible to earn an annual cash bonus with a target equal to 75% of his base salary and participate in the Company’s benefit plans consistent with those made available to the Company’s other senior executives. The term sheet provides for initial equity grants, which were made following Mr. Walker’s start date as Chief Financial Officer, consisting of (i) an award of 13,125 restricted stock units, which vests ratably on each of the first four anniversaries of November 1, 2022, subject to Mr. Walker’s continued employment through each vesting date, and (ii) an award of 4,375 restricted stock units, which vests ratably on each of the first three anniversaries of November 1, 2022, subject to Mr. Walker’s continued employment through each vesting date, subject to the performance of the Company against the Russell 3000 index utilizing the Relative TSR, with applicable Relative TSR thresholds set forth in the award agreement. The Relative TSR metrics used in this grant are described above in “Long-Term Incentive Opportunity”. The term sheet provides that, if Mr. Walker’s employment is terminated by the Company without “cause” or Mr. Walker resigns for “good reason” (as such terms are defined in the term sheet), then subject to his execution of a release of claims, he will be entitled to severance benefits consisting of 12 months of base salary and benefits continuation. If the termination occurs within 12 months after a “change in control” (as defined the Company’s Incentive Plan), then Mr. Walker instead will be entitled to (i) 12 months of base salary and benefits continuation, (ii) a prorated target bonus for the year of termination, (iii) a target bonus for the year of termination and (iv) accelerated vesting of outstanding equity awards. As a condition of his employment, Mr. Walker also entered into a restrictive covenant agreement, which includes (i) a perpetual confidentiality covenant, (ii) a non- solicitation of employees and customers covenant and a non-competition covenant, each of which applies during employment and for 12 months thereafter, and (iii) a perpetual non-disparagement covenant.

Mr. Walker’s term sheet provides that if Mr. Walker would receive payments that would be treated as “parachute payments” under Section 280G of the Internal Revenue Code, he will receive the greater of the full amount (subject to the excise tax) or the amount which would result in no portion of the payment being subject to the excise tax under Section 4999 of the Internal Revenue Code.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our NEOs that were outstanding as of January 31, 2024:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options / warrants (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option Expiration date	Number of shares or units of stock that have not vested ($)		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that not vested ($)(1)

Jeffrey R. Tarr (16)	31,250	(2)	18,750	(2)	215.00	6/11/2031	16,667	(5)	233,671	21,849	(13)	306,323
Chief Executive Officer							24,580	(6)	344,612	39,000	(15)	546,780
And President							58,500	(7)	820,170
	50,000	(3)			230.00	6/11/2026

Richard Walker	6,063	(4)	3,637	(4)	215.00	6/11/2031	2,425	(8)	33,999	3,152	(13)	44,191
Chief Financial Officer							622	(9)	8,720	4,375	(14)	61,338
							7,091	(6)	99,416	14,375	(15)	201,538
							3,026	(10)	42,425
							9,844	(11)	138,013
							43,125	(7)	604,613
							3,638	(12)	51,005

Apratim Purakayastha	8,094	(4)	4,856	(4)	215.00	6/11/2031	3,225	(8)	45,215	4,622	(13)	64,800
GM, Enterprise Solutions,							10,400	(6)	145,808	12,500	(15)	175,250
Chief Product & Tech							4,034	(10)	56,557
Officer							37,500	(7)	525,750
							4,838	(12)	67,829

(1)	Based on the closing price of our common stock on January 31, 2024 of $14.02 per share.
(2)	Award of options granted on June 11, 2021 scheduled to vest in sixteen equal quarterly installments beginning September 11, 2021. Stock options have a total term of ten years from the date of grant.
(3)
The Sponsor transferred 50,000 fully vested warrants to Mr. Tarr on June 11, 2021 in connection with his employment by Skillsoft following the completion of the Business Combinations. Mr. Tarr transferred 12,500 of these warrants to trusts established for the benefit of his children.

(4)
Award of options granted on June 11, 2021 scheduled to vest 25% on June 11, 2022 and the remaining 75% vest in twelve equal quarterly installments thereafter. Stock options have a total term of ten years from the date of grant.

(5)	Award of RSUs granted on June 11, 2021 that vest in twelve equal quarterly installments beginning September 11, 2021.
(6)	Award of RSUs granted on June 1, 2022 that vest in four equal annual installments beginning June 1, 2023.

(7)	Award of RSUs granted on April 14, 2023 that vest in four equal annual installments beginning May 1, 2024.
(8)	Award of RSUs granted on June 11, 2021 that vest in four equal annual installments beginning June 11, 2022.
(9)	Award of RSUs granted on September 10, 2021 that vest in four equal annual installments beginning September 10, 2022.
(10)	Award of RSUs granted on June 1, 2022 that vest 20% on June 1, 2023 and 80% on June 1, 2024.
(11)	Award of RSUs granted November 30, 2022 that vest in four equal annual installments beginning November 1, 2023.
(12)
Award of RSUs granted on May 1, 2023 that vest in two equal annual installments beginning May 1, 2024. This award was a replacement RSU award received in consideration for the cancellation of RSUs previously granted on June 11, 2021.

(13)
Represents the unearned portion of the PSU award granted on June 1, 2022. The PSUs vest in three annual installments ranging from 0% to 200% beginning June 1, 2023, based on Company’s achievement of Relative TSR performance goals. In the table above, the number and market value of the PSUs reported reflect threshold achievement based on the Company’s performance as of January 31, 2024. The actual number of PSUs that will be distributed is not yet determinable.

(14)
Represents the unearned portion of the PSU award granted on November 30, 2022. The PSUs vest in three annual installments ranging from 0% to 200% beginning November 1, 2023, based on Company’s achievement of Relative TSR performance goals. In the table above, the number and market value of the PSUs reported reflect threshold achievement based on the Company’s performance as of January 31, 2024. The actual number of PSUs that will be distributed is not yet determinable.

(15)
Represents the unearned portion of the PSU award granted on April 14, 2023. The PSUs vest in three annual installments ranging from 0% to 200% beginning May 1, 2024, based on Company’s achievement of Relative TSR performance goals. In the table above, the number and market value of the PSUs reported reflect threshold achievement based on the Company’s performance as of January 31, 2024. The actual number of PSUs that will be distributed is not yet determinable.

(16)	Mr. Tarr retired from his position as Chief Executive Officer and as a member of the Board effective April 16, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of January 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Shares to be	Weighted average	Number of securities remaining available for future issuance under equity compensation
	issued upon exercise of outstanding options, warrants and rights (#) (a)	exercise price of outstanding options, warrants and rights (b)	plans (excluding securities reflected in column (a)) (#) (c)
Equity Compensation plans approved by security holders (1)	1,182,797	$215.00	575,619	(3)
Equity compensation plans not approved by security holders (2)	50,000	$230.00	N/A
Total	1,232,797	$220.40	575,619

(1)
Shares reported in column (a) include 721,739 shares underlying unvested RSUs, 14,260 deferred RSUs, 357,948 shares underlying PSUs, and 88,850 shares underlying stock options. Column (b) does not take shares underlying RSUs and PSUs into account, as such awards do not have an exercise price. The number of shares to be issued in respect of outstanding PSUs assumes that the maximum level of performance applicable to awards will be achieved.

(2)	Reflects 50,000 shares underlying warrants transferred to Mr. Tarr by the Sponsor on June 11, 2021 in connection with his employment by Skillsoft following the completion of the Business Combinations.
(3)
These shares are available for grant as of January 31, 2024 under the 2020 Plan pursuant to which the compensation committee of the Board may make various share based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs, other equity-based awards, and other cash-based awards granted under the 2020 Plan. The maximum number of shares that may be granted under the 2020 Plan is 655,295, without giving effect to any “evergreen” increase, pursuant to which the plan share reserve is automatically increased on January 1 of each year in an amount equal to five percent of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the compensation committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided herein. The number in this column represents the number of shares available on January 31, 2024, following the January 1, 2024 evergreen replenishment of 403,939 shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of May 3, 2024 by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our NEOs and directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership of shares of our common stock is based on 8,156,611 shares of common stock issued and outstanding on May 3, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of May 3, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Holder (1)	Number of Shares	Percentage of Shares
5% stockholders
MIH Learning B.V. (2)	3,896,419	43.3%
M. Klein Associates, Inc. (3)	682,514	8.0%
Paradice Investment Management LLC (4)	616,068	7.6%
Named executive officers and directors:
Jeffrey R. Tarr (5)	169,383	2.1%
Richard Walker (6)	27,586	*
Apratim Purakayastha (7)	23,455	*
Helena B. Foulkes (8)	10,000	*
Ronald W. Hovsepian (8)	—	—
Lawrence C. Illg (9)	5,666	*
Michael S. Klein (10)	1,026,371	11.8%
Patrick Kolek (8)	5,000	*
Karen G. Mills (11)	25,574	*
Peter Schmitt (12)	5,100	*
Lawrence H. Summers (13)	38,424	*
All directors and executive officers as a group (11 persons) (14):	1,172,498	13.5%

*	Less than 1%

(1)	Unless otherwise noted, the address of each of the following entities or individuals is c/o Skillsoft Corp., 7887 E. Belleview Ave, Suite 600, Greenwood Village, CO 80111.

(2)
Based on the Form 4 filed with the SEC by Naspers Ltd. (“Naspers”) on September 21, 2022, reporting shares of common stock owned by MIH Learning B.V. (“Prosus”), Prosus beneficially owns 3,063,085 shares of common stocks. Additionally, Prosus holds 833,333 shares of common stock that may be issued upon the exercise of warrants issued pursuant to the Prosus Subscription Agreement. Prosus is an indirect wholly owned subsidiary of Prosus N.V. Prosus N.V. is a direct subsidiary of Naspers. Naspers holds ordinary shares of Prosus N.V. that, based upon such Form 4, represent approximately 72.4% of the voting rights in respect of Prosus N.V.’s shares. As a result, shares of common stock beneficially owned by Prosus may be deemed to be beneficially owned by Prosus N.V. and by Naspers. Prosus N.V. is a publicly traded limited liability company incorporated under the laws of the Netherlands. Naspers is a publicly traded limited liability company incorporated under the laws of the Republic of South Africa. The business address (i) for Prosus and Prosus N.V. is Symphony Offices, Gustav Mahlerplein 5, 1082 MS Amsterdam, The Netherlands, (ii) for Naspers is Media24 Centre, 40 Heerengracht, Cape Town, South Africa 8001.

(3)
Based on a Schedule 13G/A of M. Klein Associates, Inc. filed with the SEC on February 14, 2024, reporting shares of common stock beneficially owned as of December 31, 2023. The shares beneficially owned by M. Klein Associates, Inc. may also be deemed to be beneficially owned by Mr. Klein, who is the managing member of M. Klein Associates, Inc. The number above includes 334,716 shares of common stock and 347,798 shares of common stock that may be issued upon exercise of the warrants in each case held by M. Klein Associates, Inc. The business address for M. Klein Associates, Inc. is 640 Fifth Avenue, 12th Floor, New York, New York 10019.

(4)
Based on a Schedule 13G/A of Paradice Investment Management LLC and Paradice Investment Management Pty Ltd filed with the SEC on February 7, 2024, reporting shares of common stock beneficially owned as of December 31, 2023. Includes (i) shared power to vote or direct to vote 78,980 shares, and (ii) shared power to dispose of or direct the disposition of 616,068 shares. The business address for Paradice Investment Management LLC is 250 Fillmore Street, Suite 425, Denver, CO 80206 and the business address of Paradice Investment Management Pty Ltd is Level 27, Chifley Tower, 2 Chifley Square, Sydney, NSW 2000, Australia.

(5)
Interests shown consist of (i) 50,000 shares of common stock that may be issuable upon the exercise of warrants, of which 12,500 are indirectly beneficially owned by Mr. Tarr through trusts for the benefit of his children of which his spouse is the trustee, (ii) 81,883 shares of common stock held directly, and (iii) 37,500 shares of common stock issuable upon the exercise of options within 60 days of May 3, 2024 pursuant to the terms of his second amended and restated employment agreement. Excludes 31,153 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee pursuant to the terms of his second amended and restated employment agreement. Mr. Tarr retired from his position April 16, 2024 and served in an advisory capacity through May 9, 2024.

(6)
Interests shown consist of 20,310 shares of common stock held directly and 7,276 shares of common stock issuable upon the exercise of options within 60 days of May 3, 2024. Excludes 57,171 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee.

(7)
Interests shown consist of 13,742 shares of common stock held directly and 9,713 shares of common stock issuable upon the exercise of options within 60 days of May 3, 2024. Excludes 48,203 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee.

(8)
Excludes (i) 3,750 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee, and (ii) 2,850 restricted stock units that are vested but deferred at the director’s election.

(9)
Interests shown consist of (i) 2,750 shares of common stock held directly, (ii) 2,500 shares of common stock held indirectly by the Illg Family Revocable Trust, and (iii) 416 shares of common stock that may be issuable upon exercise of warrants within 60 days of May 3, 2024. Excludes (i) 3,750 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee, and (ii) 2,850 restricted stock units that are vested but deferred at the direction’s election.

(10)
Interests shown consist of 2,850 shares of common stock held directly, and indirect ownership of (i) 334,716 shares of common stock and 347,798 shares of common stock issuable upon the exercise of warrants held by M. Klein Associates, Inc., of which Mr. Klein is the managing member, and (ii) 177,984 shares of common stock and 163,023 shares of common stock issuable upon the exercise of warrants held by Garden State Capital Partners, of which Mr. Klein is the managing member. Excludes 3,750 shares issuable upon the vesting of time-based restricted stock units held directly by Mr. Klein that may be settled in shares or cash at the election of the compensation committee.

(11)
Interests shown consist of indirect ownership of (i) 6,674 shares of common stock and 6,113 shares of common stock issuable upon the exercise of warrants held by K&BM LP, and (ii) 6,674 shares of common stock and 6,113 shares of common stock issuable up on the exercise of warrants held by Mills Family I, LLC. Excludes (i) 3,750 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee, and (ii) 2,850 restricted stock units that are vested but deferred at the direction’s election.

(12)	Excludes 3,750 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee.

(13)
Interests shown consist of 26,198 shares of common stock held directly and 12,226 shares of common stock issuable upon the exercise of warrants within 60 days of May 3, 2024. Excludes 3,750 shares issuable upon the vesting of time-based restricted stock units that may be settled in shares or cash at the election of the compensation committee.

(14)
Includes 535,689 shares of common stock issuable upon the exercise of warrants within 60 days of May 3, 2024 and 16,989 shares of common stock that is or will become issuable upon the exercise of options within 60 days of May 3, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions (each a “Related Person Transaction”), during our last two completed fiscal years or currently proposed, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•
any of our directors, executive officers, director nominees, shareholders known to us to beneficially hold more than 5% of any class of our voting securities, or an immediate family member of any of the foregoing (any of the foregoing persons, a “Related Person”) had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, including employment, termination of employment and change in control arrangements, which are described where required under “Executive Compensation.”

Agreements with Prosus, Largest Stockholder

In January 2022, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest stockholder, MIH Learning B.V., (known as “Prosus”) and its affiliates for $0.7 million over three years.

Codecademy Transaction

On December 22, 2021, the Company, certain of the Company’s subsidiaries, Ryzac, Inc. (“Codecademy”), and Fortis Advisors LLC entered into an Agreement and Plan of Merger, pursuant to which the Company acquired Codecademy on April 4, 2022 for total consideration of approximately $390.3 million, consisting of the issuance of 30,374,427 million shares of Class A common stock and a cash payment of $207.6 million. Prosus or its affiliates held approximately 23.8% of the outstanding equity of Codecademy and received a proportionate share of the consideration at the closing of the acquisition. In addition, Lawrence C. Illg and Patrick Kolek, current members of the Board, are advisors to Prosus or its affiliates and Mr. Illg was a member of Codecademy’s Board of Directors. The transaction with Codecademy and the issuance of shares of Class A common stock in connection with the acquisition were approved by the Company’s audit committee and the Board in accordance with the Company’s related party transaction policy and without the participation of Mr. Illg or Mr. Kolek.

Michael Klein, a member of our Board, is the Chief Executive Officer of Klein Group. The Company engaged the Klein Group to act as a consultant in respect of the transaction with Codecademy, particularly to assist management in its evaluation of the business opportunity and structuring and negotiation of a potential transaction. Pursuant to this engagement, the Company paid the Klein Group a transaction fee equal to $2 million. The engagement of the Klein Group and the payment of the fees described above were approved by the Company’s audit committee and the Board in accordance with the Company’s related party transaction policy.

Related Person Transactions Policy

We have adopted a formal written policy for the reporting, review and approval or ratification of transactions with Related Persons. Our Related Person Transaction Policy provides that we will only enter into a Related Person Transaction when our Audit Committee determines that the transaction is in the best interests of the Company and our stockholders. In connection with approving or ratifying a Related Person Transaction, our Chief Legal Officer (“CLO”) will review all reported transactions to determine whether the proposed transaction could be a Related Person Transaction. If it is determined that a proposed transaction could be a Related Person Transaction, our CLO reports the transaction, along with a summary of material facts, to the Audit Committee (or otherwise independent subset of our Board) for review. The Audit Committee will take into account all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate:

●	the relationship of the Related Person with the Company;

●	the materiality of the transaction, including the dollar value of the transaction, without regard to profit or loss;

●	the business purpose for the transaction (including the anticipated profit or loss from the transaction), taken in the context of the alternatives available to the Company;

●	whether the transaction is on arms-length terms;

●	whether the transaction is in the ordinary course of the Company’s business;

●
the effect of the transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls and procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction;

●	the potential for the transaction to lead to an actual or apparent conflict of interest;

●	any safeguards imposed to prevent actual or apparent conflicts of interest; and

●	the overall fairness of the transaction to the Company.

Director Independence

The Board has determined that each of our directors and director nominees other than Mr. Hovsepian, who is also our Executive Chair, Mr. Klein, and Dr. Schmitt is “independent” as that term is defined under the New York Stock Exchange (“NYSE”) listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them, including those related person transactions described in the section entitled “Certain Relationships and Related Transactions.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

The following table shows the fees that Ernst & Young LLP (“EY”, which is Public Company Accounting Oversight Board Firm ID 42), Boston, Massachusetts, billed us for professional services rendered for fiscal 2024 and 2023 (in thousands):

Fee Category	2024	2023
Audit Fees	$1,886	$2,801
Audit-Related Fees	$–	$–
Tax Fees	$1,309	$4,120
All Other Fees	$–	$–
Total Fees	$3,195	$6,921

Audit Fees

Audit Fees include fees for professional services performed by EY for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and Form 10-K filings, as well as services that are normally provided in connection with statutory and regulatory filings or engagements, such as registration statement consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees

Audit-Related Fees include fees for the assurance and related services performed by EY that are reasonably related to the performance of the audit or review of our financial statements. We did not incur any Audit-Related Fees in fiscal 2024 or fiscal 2023.

Tax Fees

Tax Fees include aggregate fees billed for professional services performed by EY with respect to tax compliance, tax advice, and tax planning. In fiscal 2024 and 2023, these services included assistance regarding federal, state and international tax compliance, tax planning, assistance with transfer pricing analyses and general consultations.

All Other Fees

All other fees are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in audit fees, audit-related fees, and tax fees. We did not incur any other fees for fiscal 2024 or 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

No financial statements are filed with this Amendment. The financial statements required by Item 15(a) were previously filed with the Original Filing.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes previously filed with the Original Filing.

(a)(3) Exhibits.

The following list of exhibits includes exhibits submitted with this Amendment as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A.	8-K	001-38960	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of June 12, 2022, by and among Skillsoft Corp., Skillsoft (US) Corporation, Amber Holding Inc., and Cornerstone OnDemand, Inc.	8-K	001-38960	2.1	6/13/2022
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1	Description of Securities	10-K	001-38960	4.1	4/15/2024
4.2	Specimen Class A Common Stock Certificate	10-K	001-38960	4.2	4/14/2023
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1	Credit Agreement, dated as of July 16, 2021, by and among Skillsoft Finance II, Skillsoft Finance I, Inc., the lenders party thereto and Citibank, N.A.	8-K	001-38960	10.1	7/19/2021
10.2	Amendment No. 1 to Credit Agreement, dated as of April 4, 2022, by and among Skillsoft Finance II, Inc., as borrower, the other credit parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent	8-K	001-38960	10.1	4/5/2022
10.3	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder	8-K	001-38960	10.1	10/16/2020
10.4	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V.	8-K	001-38960	10.4	10/16/2020
10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders	8-K	001-38960	10.2	10/16/2020
10.6	Registration Rights Agreement, dated as of April 4, 2022, by and among Skillsoft Corp. and certain security holders named therein	8-K	001-38960	10.2	4/5/2022
10.7#	Second Amended and RestatedEmployment Agreement, dated as of December 3, 2023, by and between Jeffrey R. Tarr and Skillsoft Corp.	10-Q	001-38960	10.7	12/5/2023
10.8#	Offer Letter by and between Skillsoft Corp. and Richard Walker dated as of October 10, 2022	8-K	001-38960	10.2	10/11/2022
10.9#	Term Sheet for Employment Agreement with Apratim Purakayastha, dated May 15, 2021	10-Q	001-38960	10.4	6/9/2022
10.10#	Form of Indemnity Agreement for Directors and Officers	10-Q	001-38960	10.14	9/14/2021
10.11#	Skillsoft Corp. 2020 Omnibus Incentive Plan	S-1/A	333-257718	10.12	7/6/2021

10.12#	Form of Restricted Stock Unit Award Agreement (Time based)	10-Q	001-38960	10.24	9/14/2021
10.13#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY2022 Grants)	10-Q	001-38960	10.25	9/14/2021
10.14#	Restricted Stock Unit Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.26	9/14/2021
10.15#	Form of Option Award Agreement	10-Q	001-38960	10.27	9/14/2021
10.16#	Option Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.28	9/14/2021
10.17#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-K	001-38960	10.19	4/14/2023
10.18#	Form of Restricted Stock Unit Award Agreement (Performance-Based)	10-K	001-38960	10.20	4/14/2023
21.1	List of Subsidiaries	10-K	001-38960	21.1	4/15/2024
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38960	23.1	4/15/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	001-38960	31.1	4/15/2024
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	001-38960	31.2	4/15/2024
31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38960	32.1	4/15/2024
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38960	32.2	4/15/2024
97.1	Skillsoft Corp. Incentive Compensation Clawback Policy	10-K	001-38960	97.1	4/15/2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLSOFT CORP
(Registrant)
By:	/s/ Ronald W. Hovsepian
Ronald W. Hovsepian
Executive Chair (Principal Executive Officer)
Date: May 30, 2024