Form 10-Q
period 2024-04-30
Skillsoft Corp.
filed 2024-06-10
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

The number of shares of registrant’s common stock outstanding as of June 4, 2024 was 8,182,809.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2024

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, future capital expenditures, financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive strengths, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcome of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as “may”, “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “forecast”, “seek”, “outlook”, “target”, "goal”, “probably”, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature, and we caution you against unduly relying on these forward-looking statements.

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2024 (the "2024 Form 10-K"). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the Annual Report and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

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

INDUSTRY AND MARKET DATA

Within this Form 10-Q, we reference information and statistics regarding market share, industry data and our market position. Certain of this information has been obtained from various independent third-party sources, including independent industry publications, news reports, reports by market research firms and other independent sources. We believe that these external sources and estimates are reliable but have not independently verified them. In addition, certain of this information and statistics are based on our own internal surveys and assessments, which are developed in good faith using reasonable estimates. These data are based on the most current information available to us and our estimates regarding market position or other industry statistics included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	April 30, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$142,020	$136,308
Restricted cash	7,584	10,215
Accounts receivable, net of allowance for credit losses of approximately $603 and $562 as of April 30, 2024 and January 31, 2024, respectively	110,643	185,638
Prepaid expenses and other current assets	58,287	53,170
Total current assets	318,534	385,331
Property and equipment, net	5,695	6,639
Goodwill	317,071	317,071
Intangible assets, net	511,399	539,293
Right of use assets	6,775	8,044
Other assets	21,386	17,256
Total assets	$1,180,860	$1,273,634
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	42,411	44,980
Accounts payable	13,378	14,512
Accrued compensation	17,000	31,774
Accrued expenses and other current liabilities	24,657	29,939
Lease liabilities	3,241	3,049
Deferred revenue	243,701	282,570
Total current liabilities	350,792	413,228

Long-term debt	576,422	577,487
Deferred tax liabilities	49,173	52,148
Long-term lease liabilities	7,362	9,251
Deferred revenue - non-current	1,574	2,402
Other long-term liabilities	13,402	13,531
Total long-term liabilities	647,933	654,819
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,394,098 shares issued and 8,094,321 shares outstanding at April 30, 2024, and 8,380,436 shares issued and 8,080,659 shares outstanding at January 31, 2024	1	1
Additional paid-in capital	1,558,076	1,551,005
Accumulated equity (deficit)	(1,349,114)	(1,321,478)
Treasury stock, at cost - 299,777 shares as of April 30, 2024 and January 31, 2024	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(15,937)	(13,050)
Total shareholders’ equity	182,135	205,587
Total liabilities and shareholders’ equity	$1,180,860	$1,273,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,
	2024	2023
Revenues:
Total revenues	$127,793	$135,554
Operating expenses:
Costs of revenues	34,471	37,824
Content and software development	15,506	17,035
Selling and marketing	42,292	45,927
General and administrative	25,309	25,296
Amortization of intangible assets	31,583	38,245
Acquisition and integration related costs	1,497	1,391
Restructuring	967	5,218
Total operating expenses	151,625	170,936
Operating income (loss)	(23,832)	(35,382)
Other income (expense), net	2,217	(375)
Fair value adjustment of warrants	—	2,852
Fair value adjustment of interest rate swaps	7,746	270
Interest income	928	645
Interest expense	(16,278)	(15,936)
Income (loss) before provision for (benefit from) income taxes	(29,219)	(47,926)
Provision for (benefit from) income taxes	(1,583)	(4,384)
Income (loss) from continuing operations	(27,636)	(43,542)
Gain (loss) on sale of business	—	(682)
Net income (loss)	$(27,636)	$(44,224)

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(3.42)	$(5.34)
Ordinary – Basic and diluted - discontinued operations	—	(0.08)
Ordinary – Basic and diluted	$(3.42)	$(5.42)
Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,089	8,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended April 30,
	2024	2023
Comprehensive income (loss):
Net income (loss)	$(27,636)	$(44,224)
Foreign currency adjustment, net of tax	(2,887)	875
Total comprehensive income (loss)	$(30,523)	$(43,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2023	8,264,308	(81,514)	$1	$1,521,587	$(972,193)	$(2,845)	$(14,794)	$531,756
Share-based compensation	—	—	—	9,128	—	—	—	9,128
Common stock issued	22,538	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(8,131)		—	(289)	—	—	—	(289)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	875	875
Net income (loss)	—	—	—	—	(44,224)	—	—	(44,224)
Balance April 30, 2023	8,278,715	(299,777)	$1	$1,530,426	$(1,016,417)	$(10,891)	$(13,919)	$489,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) - continued

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2024	8,380,436	(299,777)	$1	$1,551,005	$(1,321,478)	$(10,891)	$(13,050)	$205,587
Share-based compensation	—	—	—	7,153	—	—	—	7,153
Common stock issued	20,596	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(6,934)	—	—	(82)	—	—	—	(82)
Translation adjustment	—	—	—	—	—	—	(2,887)	(2,887)
Net income (loss)	—	—	—	—	(27,636)	—	—	(27,636)
Balance April 30, 2024	8,394,098	(299,777)	$1	$1,558,076	$(1,349,114)	$(10,891)	$(15,937)	$182,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(27,636)	$(44,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	31,583	38,245
Share-based compensation	7,153	9,128
Depreciation	760	1,144
Non-cash interest expense	536	664
Non-cash property, equipment, software and lease impairment charges	—	4,819
Provision for credit loss expense (recovery)	41	70
(Gain) loss on sale of business	—	682
Provision for (benefit from) income taxes – non-cash	(2,932)	(4,934)
Fair value adjustment of warrants	—	(2,852)
Fair value adjustment of interest rate swaps	(7,746)	(270)
Change in assets and liabilities:
Accounts receivable	74,826	73,624
Prepaid expenses and other current assets, including long-term	(1,206)	297
Right-of-use assets	1,270	43
Accounts payable	(1,107)	(4,340)
Accrued expenses and other liabilities, including long-term	(19,830)	(16,367)
Lease liabilities	(1,684)	(156)
Deferred revenues	(39,091)	(34,109)
Net cash provided by (used in) operating activities	14,937	21,464
Cash flows from investing activities:
Purchase of property and equipment	(153)	(1,636)
Internally developed software - capitalized costs	(4,364)	(2,683)
Sale of SumTotal, net of cash transferred	—	(5,137)
Net cash used in investing activities	(4,517)	(9,456)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(82)	(296)
Payments to acquire treasury stock	—	(7,155)
Proceeds from accounts receivable facility, net of borrowings	(2,569)	5,544
Principal payments on Term loans	(1,601)	—
Net cash provided by (used in) financing activities	(4,252)	(1,907)
Effect of exchange rate changes on cash and cash equivalents	(3,087)	(557)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,081	9,544
Cash, cash equivalents and restricted cash, beginning of period	146,523	177,556
Cash, cash equivalents and restricted cash, end of period	$149,604	$187,100
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$142,020	$178,049
Restricted cash	7,584	9,051
Cash, cash equivalents and restricted cash, end of period	$149,604	$187,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(in thousands)

	Three Months Ended April 30,
	2024	2023
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$16,499	$15,956
Cash paid (received) for income taxes, net of refunds	(73)	1,993

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

With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training, coaching, practice labs, and a generative Artificial Intelligence ("GenAI")-powered conversation simulator, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2024 is the fiscal year ended January 31, 2024).

SumTotal

Refer to Note 4 “Discontinued Operations” in our fiscal 2024 Form 10-K for information regarding the SumTotal business and its 2022 sale.

Reverse Stock Split

On September 29, 2023, we effected a 1-for-20 reverse stock split of our common stock and proportionately decreased the number of authorized shares of common stock. All fiscal 2024 shares, outstanding options, warrants, restricted stock unit (“RSU”), and per share information throughout this Form 10-Q have been retroactively adjusted to reflect the reverse stock split. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital”.

Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft and its wholly owned subsidiaries. These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in shareholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2024 Form 10-K.

Certain amounts reported in prior years have been reclassified to conform to the presentation in the current year. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity, or net income (loss) for the prior years.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

(2)    Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies included in the 2024 Form 10-K and should be read in connection with the reading of these interim unaudited financial statements.

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of significant segment expenses and other segment items. The Company will adopt this guidance effective January 31, 2025. We are currently evaluating the impact of this amended disclosure guidance.

In December 2023, the FASB also issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require additional information in the rate reconciliation table and additional disclosures about income taxes paid. The Company will adopt this guidance effective February 1, 2025. We are currently evaluating the impact of this amended disclosure guidance.

(3)    Intangible Assets

Intangible assets consisted of the following (in thousands):

	April 30, 2024			January 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed software/courseware	$359,608	$190,734	$168,874	$355,247	$172,578	$182,669
Customer contracts/relationships	268,652	68,541	200,111	269,300	59,091	210,209
Trademarks and trade names	52,704	7,174	45,530	52,863	6,184	46,679
Publishing rights	41,100	23,724	17,376	41,100	21,668	19,432
Backlog	49,700	46,737	2,963	49,700	45,941	3,759
Skillsoft trademark	76,545	—	76,545	76,545	—	76,545
Total intangible assets	$848,309	$336,910	$511,399	$844,755	$305,462	$539,293

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended January 31:

Amortization Expense
2025 (nine months remaining)	$94,318
2026	122,328
2027	76,810
2028	36,812
2029	27,339
Thereafter	77,247
Total future amortization	$434,854

Amortization expense related to intangible assets in the aggregate was $31.6 million and $38.2 million for the three months ended  April 30, 2024 and April 30, 2023, respectively.

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
2.

Next a comparison of the carrying value of the reporting unit to its estimated fair value is completed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss equal to the difference is recorded, not to exceed the amount of goodwill allocated to the reporting unit.

The fair value of our reporting units is determined using a weighted average valuation model of the income approach (discounted cash flow approach) and market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. We pay particular attention to ensure the assumptions used are reflective of what a market participant would have used in calculating fair value considering the then current economic conditions.

In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where management regularly reviews the operating results.

The Company completed the qualitative assessment discussed above for the three months ended April 30, 2024 and concluded that there were no indicators of impairment for our reporting units.

A roll forward of goodwill is as follows (in thousands):

Description	Content & Platform	Instructor-Led Training	Consolidated
Goodwill January 31, 2024	$287,650	$29,421	$317,071
Increase (decrease)	—	—	—
Goodwill April 30, 2024	$287,650	$29,421	$317,071

Accumulated impairment, April 30, 2024	$698,405	$84,694	$783,099

(4)    Taxes

For the three months ended April 30, 2024, for continuing operations, the Company recorded a tax benefit of $1.6 million on a pretax loss of $29.2 million. For the three months ended April 30, 2023, for continuing operations, the Company recorded a tax benefit of $4.4 million on a pretax loss of $47.9 million. For each period, the tax benefit reflects the effect of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign tax rate differential.

(5)    Restructuring

In connection with strategic initiatives implemented during the three months ended April 30, 2024 and April 30, 2023, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded restructuring charges of $1.0 million (by segment was $1.2 million for Content and Platform and $(0.2) million for Instructor-Led Training) during the three months ended April 30, 2024 and $5.2 million (by segment was $4.7 million for Content and Platform and $0.5 million for Instructor-Led Training) for the three months ended April 30, 2023. These restructuring charges are presented separately in the accompanying condensed consolidated statements of operations. The restructuring charges for the three months ended April 30, 2024 are substantially all related to severance costs of terminated employees. The restructuring charges for the three months ended April 30, 2023 were substantially all related to severance costs of terminated employees and lease termination and lease impairment charges. As of  April 30, 2024 and January 31, 2024, the Company had restructuring charge liabilities of $1.4 million and $3.3 million, respectively. Management has completed the majority of restructuring actions as of April 30, 2024; however, the Company will continue to evaluate its cost structure to align operating expenses with existing economic conditions and its operating model which could result in further restructuring actions.

(6)    Leases, Commitments and Contingencies

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

All of the Company's leases are classified as operating leases. Our right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The weighted average incremental borrowing rate for its operating leases as of April 30, 2024 and January 31, 2024 was 5.0% and 5.7%, respectively.

The operating leases are included in the captions “Right of use assets”, “Lease liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets. The weighted-average remaining lease term of the Company’s operating leases is 6.1 years as of April 30, 2024. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $0.9 million and related cash payments were $1.2 million for the three months ended April 30, 2024. The lease costs were $1.4 million and related cash payments were $1.3 million for the three months ended April 30, 2023. Lease costs are included within the content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 5 for a discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheet as of April 30, 2024 (in thousands):

Fiscal year ended January 31:
2025 (nine months remaining)	$3,057
2026	1,987
2027	1,513
2028	1,474
2029	1,303
Thereafter	3,121
Total future minimum lease payments	12,455
Effects of discounting	(1,852)
Total lease liabilities	$10,603

Current lease liabilities	$3,241
Long-term lease liabilities	7,362
Total lease liabilities	$10,603

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

(7)    Long-Term Debt

Debt consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Term Loan - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loan - long-term portion	$586,596	$588,197
Original issue discount - long-term portion	(6,594)	(6,942)
Deferred financing costs - long-term portion	(3,580)	(3,768)
Long-term debt	$576,422	$577,487

The Company’s debt outstanding as of April 30, 2024 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2025 (nine months remaining)	$4,803
2026	4,803
2027	6,404
2028	8,005
2029	568,985
Thereafter	-
Total payments	593,000
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(10,174)
Long-term portion	$576,422

Refer to Note 14 “Long-Term Debt” in our fiscal 2024 Form 10-K for information regarding the Company's term loan and accounts receivable facility.

The reserve balance associated with the accounts receivable facility was $5.1 million at  April 30, 2024 and is classified as restricted cash on the condensed consolidated balance sheet. The interest rate on borrowings outstanding under the accounts receivable facility was 8.43% at April 30, 2024. As of April 30, 2024, $42.4 million was drawn under the accounts receivable facility and is classified as a current liability on the balance sheet.

(8)    Shareholders’ Equity

Common Stock

As of April 30, 2024, the Company’s authorized share capital consisted of 18,750,000 shares of Class A common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 8,394,098 shares of Class A common stock were issued and 8,094,321 shares were outstanding. As of April 30, 2024, the Company had no shares of preferred stock or Class C common stock outstanding. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

Subject to applicable law, the Company may declare dividends to be paid ratably to holders of Class A common stock out of the Company’s assets that are legally available to be distributed as dividends in the discretion of the Company’s board of directors. Holders of Class C common stock are generally not entitled to dividends.

Warrants

Refer to Note 16 “Shareholders’ Equity” in our fiscal 2024 Form 10-K, for information related to the equity and liability-classified warrants.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended April 30,
	2024			2023
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,050)	$—	$(13,050)	$(14,794)	$—	$(14,794)
Translation adjustment	(2,887)	—	(2,887)	875	—	875
Balance as of end-of-period	$(15,937)	$—	$(15,937)	$(13,919)	$—	$(13,919)

(9)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of April 30, 2024, a total of 590,444 shares of common stock were available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan (the “Inducement Plan”).  The Inducement Plan provides for the inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with the Company, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. Under the Inducement Plan, 200,000 shares are available for issuance.

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

The following summarizes the stock option activity for the three months ended April 30, 2024:

Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2024	88,850	$215.00	7.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, April 30, 2024	88,850	215.00	7.1	—

Vested and exercisable, April 30, 2024	55,533	215.00	7.1	—

The total unrecognized equity-based compensation costs related to the stock options was $1.7 million based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 1.1 years.

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

The following summarizes the time-based RSU activity for the three months ended April 30, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	735,998	$64.77	$10,319
Granted	—	—	—
Vested	(20,596)	135.11	—
Forfeited	(15,819)	71.72	—
Unvested balance, April 30, 2024	699,583	62.55	5,030

The total unrecognized stock-based compensation costs related to time-based RSUs was $28.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Market-Based Restricted Stock Units

Market-based restricted stock units (“MBRSUs”) vest over a three or four-year performance period, subject to continued employment through each anniversary and achievement of market conditions, specifically the Company's stock price and an objective relative total shareholder return. The fair value of MBRSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following summarizes the MBRSUs activity for the three months ended April 30, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	182,742	$72.60	$2,562
Granted	—	—	—
Vested	—	—	—
Forfeited	(589)	46.92	—
Unvested balance, April 30, 2024	182,153	72.68	1,310

The total unrecognized stock-based compensation costs related to MBRSUs was $3.0 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenues	$166	$97
Content and software development	1,290	2,012
Selling and marketing	1,256	1,682
General and administrative	4,441	5,337
Total	$7,153	$9,128

(10)    Revenue

Revenue Components and Performance Obligations

SaaS and Subscription Services

The Company offers subscriptions that provide customers access to a broad-based spectrum of learning options including access to cloud-based Software as a Service ("SaaS") learning content and individualized coaching. The Company’s cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three months ended April 30, 2024 and April 30, 2023 (in thousands):

	Three Months Ended April 30,
	2024	2023
SaaS and subscription services	$93,162	$93,819
Virtual, on-demand and classroom	29,718	36,981
Professional services	4,913	4,754
Total net revenues	$127,793	$135,554

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the three months ended April 30, 2024 and April 30, 2023 (in thousands):

	Three Months Ended April 30,
	2024	2023
Revenue:
United States	$84,948	$89,087
Europe, Middle East and Africa	31,345	34,535
Other Americas	6,351	6,996
Asia-Pacific	5,149	4,936
Total net revenues	$127,793	$135,554

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three months ended April 30, 2024 was as follows (in thousands):

Deferred revenue at January 31, 2024	$284,972
Billings deferred	88,096
Recognition of prior deferred revenue	(127,793)
Deferred revenue at April 30, 2024	$245,275

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three months ended April 30, 2024 was as follows (in thousands):

Deferred contract acquisition costs at January 31, 2024	$36,667
Contract acquisition costs	3,056
Recognition of contract acquisition costs	(5,442)
Deferred contract acquisition costs at April 30, 2024	$34,281

(11)    Fair Value Measurements

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2024 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Description	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$142,020	$—	$—	$142,020
Restricted cash	7,584	—	—	7,584
Interest rate swaps - asset (liability)	—	8,948	—	8,948
Total assets and (liabilities) recorded at fair value	$149,604	$8,948	$—	$158,552

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash agreed to the estimated fair value as of April 30, 2024. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” in our fiscal 2024 Form 10-K for additional detail.

Interest Rate Swaps

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate ("SOFR")-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three months ended April 30, 2024, the Company recognized a non-cash gain of $7.7 million attributable to the Interest Rate Swaps. For the three months ended April 30, 2023, the Company recognized a non-cash gain of $0.3 million attributable to the Interest Rate Swaps.

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

Depending on whether the Interest Rate Swaps are in an asset or liability position as of reporting period, they are included in either the captions "Other assets" or "Other long-term liabilities" on the Company's condensed consolidated balance sheets.

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  April 30, 2024, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of April 30, 2024 was $556.7 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(12)    Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in determining how to allocate resources and in assessing performance. The Company’s CODM is its Principal Executive Officer. The Company’s CODM evaluates results using the operating segment structure as the primary basis for which the allocation of resources and financial results are assessed.

The Company has organized its business into two segments: Content & Platform and Instructor-Led Training. All of the Company’s segments market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no intercompany revenue transactions reported between the Company’s reportable segments.

The Content & Platform business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. This includes individualized coaching as well as technical skill areas assumed in the Codecademy acquisition. In addition, Content & Platform offers Percipio, an artificial intelligence ("AI")-driven online learning platform that delivers an immersive learning experience through SaaS solutions. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

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

The following presents summary results for each of the segments for the three months ended April 30, 2024 and April 30, 2023:

	Three Months Ended April 30,
	2024	2023
Content & Platform
Revenues	$98,075	$98,573
Operating expenses	121,377	129,524
Operating income (loss)	(23,302)	(30,951)
Instructor-Led Training
Revenues	29,718	36,981
Operating expenses	30,248	41,412
Operating income (loss)	(530)	(4,431)
Consolidated
Revenues	127,793	135,554
Operating expenses	151,625	170,936
Operating income (loss)	(23,832)	(35,382)
Other income (expense), net	2,217	(375)
Interest expense, net	(15,350)	(15,291)
Fair value adjustment of warrants	—	2,852
Fair value adjustment of interest rate swaps	7,746	270
(Provision for) benefit from income taxes	1,583	4,384
Net income (loss) from continuing operations	(27,636)	(43,542)
Gain (loss) on sale of business	—	(682)
Net income (loss)	$(27,636)	$(44,224)

Content & Platform segment depreciation for the three months ended April 30, 2024 and April 30, 2023 was $0.5 million and $0.8 million, respectively.

Instructor-Led Training segment depreciation for the three months ended April 30, 2024 and April 30, 2023 was $0.2 million and $0.4 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  April 30, 2024 and January 31, 2024 (in thousands):

	April 30, 2024	January 31, 2024
Content & Platform	$1,084,126	$1,168,671
Instructor-Led Training	96,734	104,963
Total assets	$1,180,860	$1,273,634

The following sets forth the Company’s long-lived tangible assets by geographic region as of  April 30, 2024 and January 31, 2024 (in thousands):

	April 30, 2024	January 31, 2024
United States	$2,729	$3,311
Rest of world	2,966	3,328
Total long-lived tangible assets	$5,695	$6,639

(13)    Net Loss Per Share

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Net income (loss) from continuing operations	$(27,636)	$(43,542)
Net income (loss) from discontinued operations	—	(682)
Net income (loss)	$(27,636)	$(44,224)

Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,089	8,158

Net income (loss) per share:
Ordinary – Basic and diluted - Continuing operations	$(3.42)	$(5.34)
Ordinary – Basic and diluted - Discontinued operations	—	(0.08)
Ordinary – Basic and diluted	$(3.42)	$(5.42)

During the three months ended April 30, 2024 and April 30, 2023, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact (in thousands):

	Three Months Ended April 30,
	2024	2023
Common stock underlying warrants	3,098	3,098
Stock options	89	110
RSUs	900	1,155
Total	4,087	4,363

(14)    Related Party Transactions

Agreement with Largest Shareholder

On January 31, 2022, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.7 million over three years.

(15)    Subsequent Events

On May 9, 2024, the former Chief Executive Officer of the Company, Jeffrey R. Tarr’s employment with the Company terminated. On May 23, 2024, the Company executed a separation agreement with Mr. Tarr.

Refer to Note 9 “Stock-Based Compensation” above for information related to the Inducement Plan, which was adopted in May 2024.

In addition to the above, the Company has completed an evaluation of all subsequent events after the balance sheet date of April 30, 2024 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of April 30, 2024, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Skillsoft Corp. as of April 30, 2024, compared with January 31, 2024, and the results of operations for the three months ended April 30, 2024, compared with the corresponding period in 2023. Unless otherwise stated or the context otherwise requires, “Skillsoft”, “Company”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended January 31, 2024 (“2024 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

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

We do this through a holistic, enterprise-wide approach to skills development that delivers measurable outcomes. At Skillsoft, we:

●	Offer a framework and methodology to benchmark current skills profiles across the enterprise and track outcomes of new skills initiatives over time;
●	Provide transformative learning experiences across knowledge domains, in modalities ranging from video and audio to instructor-led training, coaching, and practice labs; and
●	Deliver personalized skill pathways tailored to the unique needs of every learner across the organization — from leaders to frontline workers.

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

We have a community of more than 90 million learners in more than 150 countries that learn in more than 30 languages. As often as they need or want, learners turn to Skillsoft to acquire critical job skills in the flow of work, and grow as leaders, employees, and people. We've helped fuel performance and career growth for more than 25 years.

For more details, refer to “Part I – Item 1. Business” in our 2024 Form 10-K.

Results of Operations

Our results of operations as reported in our condensed consolidated financial statements for these periods are prepared in accordance with GAAP.

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended April 30,
	2024	2023
Revenues:
Total revenues	100.0%	100.0%
Operating expenses:
Costs of revenues	27.0%	27.9%
Content and software development	12.1%	12.6%
Selling and marketing	33.1%	33.9%
General and administrative	19.7%	18.7%
Amortization of intangible assets	24.7%	28.2%
Acquisition and integration related costs	1.2%	1.0%
Restructuring	0.8%	3.8%
Total operating expenses	118.6%	126.0%
Operating income (loss)	(18.6)%	(26.0)%
Other income (expense), net	1.7%	(0.3)%
Fair value adjustment of warrants	0.0%	2.1%
Fair value adjustment of interest rate swaps	6.1%	0.2%
Interest income	0.7%	0.5%
Interest expense	(12.7)%	(11.8)%
Income (loss) before provision for (benefit from) income taxes	(22.8)%	(35.3)%
Provision for (benefit from) income taxes	(1.2)%	(3.2)%
Income (loss) from continuing operations	(21.6)%	(32.1)%
Gain (loss) on sale of business	0.0%	(0.5)%
Net income (loss)	(21.6)%	(32.6)%

Revenues

We provide, through our Content & Platform and Instructor-Led Training segments, enterprise learning solutions designed to prepare organizations for the future of work, and to overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Our Content & Platform segment generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Content & Platform offerings are predominantly delivered through Percipio, our award-winning, artificial intelligence (“AI”)-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our Codecademy and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

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

Subscription and Non-Subscription Revenue

Software as a service (“SaaS”) Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract. The initial term of enterprise contracts is generally one to three years and is usually non-cancellable for the term of the subscription. The fixed fee is commonly paid upfront on an annual basis. These contracts typically consist of subscriptions to our various offerings which provide access to our SaaS platforms, associated content and services, over the contract term.

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

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
SaaS and subscription revenues:
Content & Platform	$93,162	$93,819	$(657)	(0.7)%
Total subscription revenues	93,162	93,819	(657)	(0.7)%
Non-subscription revenues:
Instructor-Led Training	29,718	36,981	(7,263)	(19.6)%
Content & Platform	4,913	4,754	159	3.3%
Total non-subscription revenues	34,631	41,735	(7,104)	(17.0)%
Total revenues	$127,793	$135,554	$(7,761)	(5.7)%

Total decline in revenues, when comparing the three months ended April 30, 2024 and April 30, 2023, mainly in our Instructor-Led Training segment was primarily due to weaker market demand, particularly in Europe, as well as a higher mix of reseller business, which is recorded in revenue net of fees.

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

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Cost of revenues	$34,471	$37,824	$(3,353)	(8.9)%
Content and software development expenses	15,506	17,035	(1,529)	(9.0)%
Selling and marketing expenses	42,292	45,927	(3,635)	(7.9)%
General and administrative expenses	25,309	25,296	13	0.1%
Amortization of intangible assets	31,583	38,245	(6,662)	(17.4)%
Acquisition and integration related costs	1,497	1,391	106	7.6%
Restructuring	967	5,218	(4,251)	(81.5)%
Total operating expenses	$151,625	$170,936	$(19,311)	(11.3)%

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

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Courseware, instructor fees and outside services	$16,959	$20,485	$(3,526)	(17.2)%
Compensation and benefits	13,575	13,416	159	1.2%
Hosting and software maintenance	2,964	2,859	105	3.7%
Facilities, utilities and other	973	1,064	(91)	(8.6)%
Total cost of revenues	$34,471	$37,824	$(3,353)	(8.9)%

The decreases in courseware, instructor fees and outside services, when comparing the three months ended April 30, 2024 to the same period in 2023, were primarily attributable to the decline in our Instructor-Led Training segment revenue as discussed in Subscription and Non-Subscription Revenue above. When comparing the three months ended April 30, 2024 to the same period in 2023, both the compensation and benefits, and hosting and software maintenance categories increased primarily due to the investments in technology and our employees. The decrease in facilities and utilities expenses, when comparing the three months ended April 30, 2024 to the same period in 2023, was primarily attributable to cost savings from consolidation of our facilities.

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

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Compensation and benefits	11,696	$12,876	$(1,180)	(9.2)%
Consulting and outside services	2,405	2,315	90	3.9%
Facilities, utilities and other	473	1,273	(800)	(62.8)%
Software maintenance	932	571	361	63.2%
Total content and software development expenses	$15,506	$17,035	$(1,529)	(9.0)%

The decreases in compensation and benefits, when comparing the three months ended April 30, 2024 to the same period in 2023, were primarily a result of lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decrease in facilities and utilities expenses, when comparing these same periods, was primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in software maintenance, which was primarily the result of investments in technology.

Selling and marketing

Selling and marketing (“S&M”) expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Compensation and benefits	$31,573	$33,834	$(2,261)	(6.7)%
Advertising and promotions	5,505	6,635	(1,130)	(17.0)%
Software maintenance	3,761	2,989	772	25.8%
Consulting and outside services	648	1,294	(646)	(49.9)%
Facilities, utilities and other	805	1,175	(370)	(31.5)%
Total S&M expenses	$42,292	$45,927	$(3,635)	(7.9)%

The decreases in compensation and benefits, advertising and promotions and consulting and outside services, when comparing the three months ended April 30, 2024 to the same period in 2023, were primarily attributable to a reduction in branding initiatives. The decrease in facilities and utilities expenses, when comparing the three months ended April 30, 2024 to the same period in 2023, was primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in software maintenance, which was primarily the result of investments in our go-to-market transformation activities and enablement programs.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Compensation and benefits	$16,782	$14,781	$2,001	13.5%
Consulting and outside services	5,384	6,583	(1,199)	(18.2)%
Insurance	721	1,303	(582)	(44.7)%
Facilities, utilities and other	635	1,261	(626)	(49.6)%
Software maintenance	1,319	893	426	47.7%
Franchise, sales, and property tax	468	475	(7)	(1.5)%
Total G&A expenses	$25,309	$25,296	$13	0.1%

Total G&A expenses remained relatively flat, when comparing the three months ended April 30, 2024 to the same period in 2023, as investments in employees and technology were offset by expense reductions and savings from the Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance. When comparing these same periods, the reduction in consulting and outside services also contributed to the increase in compensation and benefits.

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

The decrease in amortization of intangible assets, when comparing the three months ended April 30, 2024 to the same period in 2023, was primarily due to certain intangible assets becoming fully amortized or written down as a result of impairment during the fourth quarter of fiscal 2024.

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

Restructuring

In connection with the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model to improve operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. The restructuring charges for the three months ended April 30, 2024 totaling $1.0 million are substantially all related to severance costs of terminated employees. The restructuring charges for the three months ended April 30, 2023 totaling $5.2 million were substantially all related to severance costs of terminated employees and lease termination and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Other income (expense), net	$2,217	$(375)	$2,592	(691.2)%
Interest income	928	645	283	43.9%
Interest expense	(16,278)	(15,936)	(342)	2.1%

The other income (expense), net was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three months ended April 30, 2024 compared to the corresponding prior year period, increased primarily due to the use of money market investments to realize increased returns on cash balances. The increase in interest expense, when comparing the three months ended April 30, 2024 to the corresponding period in 2023, was primarily due to higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during the three months ended April 30, 2023. As of January 31, 2024, the fair value of our liability-classified warrants was insignificant, however prior to then they were marked-to-market at each balance sheet date, with gains and losses being recorded in current period earnings..

Fair value adjustment of interest rate swaps

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate fluctuations in cash flows for interest payments on $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate (“SOFR”) interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from variations in the forward-looking yield curve, are included in the income statement as they occur.

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during the three months ended April 30, 2024 and 2023.

Gain on sale of business

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. In accordance with ASC 810, Consolidation (“ASC 810”), we recorded a gain on sale upon completion of the transaction. The $55.9 million gain, including a loss of $0.7 million recognized in the first quarter of fiscal 2024, was calculated by measuring the difference between the fair value of consideration received less the carrying amount of assets and liabilities sold.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Provision for (benefit from) income taxes	$(1,583)	$(4,384)	$2,801	(63.9)%
Effective income tax rate	5.4%	9.1%

The effective income tax rate for the three months ended April 30, 2024 and 2023 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions, and changes in the valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of April 30, 2024, we had $142.0 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Pursuant to this policy, as of April 30, 2024, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility, supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

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

The First Amendment provided for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provided for early opt-in to the SOFR subject to a 0.75% floor, for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly amortization payments of $1.6 million.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.11% per annum plus the applicable Term SOFR rate. The maturity date of the accounts receivable facility is the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of April 30, 2024, $42.4 million was drawn under our accounts receivable facility.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2024	2023
Net cash provided by (used in) operating activities	$14,937	$21,464
Net cash used in investing activities	(4,517)	(9,456)
Net cash provided by (used in) financing activities	(4,252)	(1,907)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,087)	(557)
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,081	$9,544

Cash flows from operating activities

The decrease in cash flows from operating activities in the three months ended April 30, 2024 compared to the same period in 2023, was primarily the result of the timing of working capital settlements.

Cash flows from investing activities

Cash flows from investing activities in the three months ended April 30, 2024 include $4.4 million of cash payments for internally developed software.

Cash flows from investing activities for the three months ended April 30, 2023 include $2.7 million of cash payments for internally developed software.

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

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of April 30, 2024 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Term Loan Facility	$593,000	$4,803	$11,207	$576,990	$—
Operating leases	12,455	3,057	3,500	2,777	3,121
Total	$605,455	$7,860	$14,707	$579,767	$3,121

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 6 - “Leases, Commitments and Contingencies”.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, income tax assets and liabilities, and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

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

Recently Issued Accounting Pronouncements

Our recently issued accounting pronouncements are set forth in Note 2 to our condensed consolidated financial statements.

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

Based on the balance of our long-term debt and accounts receivable facility and taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.9 million additional or lower pre-tax interest expense on an annualized basis, respectively. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 and Note 11, respectively, to our condensed consolidated financial statements.

Based on the balance of our cash and cash equivalents, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.6 million increase or decrease, respectively, on our interest income on an annualized basis.

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $8.0 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption "Other income (expense), net" in our condensed consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $3.0 million on our pre-tax income (loss) on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2024. The evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer ("PEO") and Chief Financial Officer ("CFO"), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Based on this evaluation, our PEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2024.

Changes in Internal Control over Financial Reporting

After January 31, 2025, the Company will no longer qualify as an emerging growth company and will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act for our fiscal year ending January 31, 2025 unless it qualifies as a non-accelerated filer for SEC reporting purposes. If the Company is subject to the provisions of Section 404(b), in connection with our Form 10-K for the fiscal year ending January 31, 2025, our independent registered public accounting firm is expected to formally attest to the effectiveness of our internal controls over financial reporting. During fiscal 2025 we will continue to execute the enhanced review and testing across all key controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended April 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 6 – “Leases, Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2024. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following list includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.1	Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan	S-8	333-279543	99.1	05/20/2024
10.2	Form of RSU Award Agreement under 2024 Employment Inducement Incentive Award Plan	S-8	333-279543	99.2	05/20/2024
10.3	Form of PSU Award Agreement under 2024 Employment Inducement Incentive Award Plan	S-8	333-279543	99.3	05/20/2024
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: June 10, 2024	By:	/s/ Richard George Walker
Richard George Walker Chief Financial Officer (Principal Financial Officer)