Form 10-Q
period 2024-07-31
Skillsoft Corp.
filed 2024-09-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38960

Skillsoft Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-4388331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Innovative Way, Suite 2210

Nashua, NH 03062

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

The number of shares of registrant’s common stock outstanding as of September 4, 2024 was 8,230,259.

.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2024

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

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10‑K (as amended) for the fiscal year ended January 31, 2024 (the “2024 Form 10-K”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the Annual Report and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	July 31, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$122,652	$136,308
Restricted cash	7,491	10,215
Accounts receivable, net of allowance for credit losses of approximately $618 and $562 as of July 31, 2024 and January 31, 2024, respectively	110,042	185,638
Prepaid expenses and other current assets	60,873	53,170
Total current assets	301,058	385,331
Property and equipment, net	4,319	6,639
Goodwill	317,071	317,071
Intangible assets, net	484,294	539,293
Right of use assets	5,336	8,044
Other assets	14,314	17,256
Total assets	$1,126,392	$1,273,634
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	40,406	44,980
Accounts payable	14,072	14,512
Accrued compensation	28,602	31,774
Accrued expenses and other current liabilities	23,724	29,939
Lease liabilities	2,613	3,049
Deferred revenue	226,573	282,570
Total current liabilities	342,394	413,228

Long-term debt	575,364	577,487
Deferred tax liabilities	45,891	52,148
Long-term lease liabilities	7,156	9,251
Deferred revenue - non-current	1,688	2,402
Other long-term liabilities	12,477	13,531
Total long-term liabilities	642,576	654,819
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,504,829 shares issued and 8,205,052 shares outstanding at July 31, 2024, and 8,380,436 shares issued and 8,080,659 shares outstanding at January 31, 2024	1	1
Additional paid-in capital	1,556,865	1,551,005
Accumulated equity (deficit)	(1,388,680)	(1,321,478)
Treasury stock, at cost - 299,777 shares as of July 31, 2024 and January 31, 2024	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(15,873)	(13,050)
Total shareholders’ equity	141,422	205,587
Total liabilities and shareholders’ equity	$1,126,392	$1,273,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:
Total revenues	$132,223	$141,187	$260,016	$276,741
Operating expenses:
Costs of revenues	32,471	40,467	66,942	78,291
Content and software development	14,993	17,863	30,499	34,898
Selling and marketing	40,684	40,411	82,976	86,338
General and administrative	19,395	25,085	44,704	50,381
Amortization of intangible assets	31,788	39,221	63,371	77,466
Acquisition and integration related costs	921	937	2,418	2,328
Restructuring	11,299	2,501	12,266	7,719
Total operating expenses	151,551	166,485	303,176	337,421
Operating income (loss)	(19,328)	(25,298)	(43,160)	(60,680)
Other income (expense), net	(418)	(934)	1,799	(1,309)
Fair value adjustment of warrants	—	793	—	3,645
Fair value adjustment of interest rate swaps	(6,506)	6,935	1,240	7,205
Interest income	1,045	871	1,973	1,516
Interest expense	(16,415)	(16,255)	(32,693)	(32,191)
Income (loss) before provision for (benefit from) income taxes	(41,622)	(33,888)	(70,841)	(81,814)
Provision for (benefit from) income taxes	(2,056)	(1,889)	(3,639)	(6,273)
Income (loss) from continuing operations	(39,566)	(31,999)	(67,202)	(75,541)
Gain (loss) on sale of business	—	—	—	(682)
Net income (loss)	$(39,566)	$(31,999)	$(67,202)	$(76,223)

Net income (loss) per share:
Ordinary – Basic and diluted - continuing operations	$(4.84)	$(4.00)	$(8.26)	$(9.39)
Ordinary – Basic and diluted - discontinued operations	—	—	—	(0.09)
Ordinary – Basic and diluted	$(4.84)	$(4.00)	$(8.26)	$(9.48)
Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,180	8,005	8,135	8,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Comprehensive income (loss):
Net income (loss)	$(39,566)	$(31,999)	$(67,202)	$(76,223)
Foreign currency adjustment, net of tax	64	496	(2,823)	1,371
Total comprehensive income (loss)	$(39,502)	$(31,503)	$(70,025)	$(74,852)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2023	8,264,308	(81,514)	$1	$1,521,587	$(972,193)	$(2,845)	$(14,794)	$531,756
Share-based compensation	—	—	—	9,128	—	—	—	9,128
Common stock issued	22,538	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(8,131)		—	(289)	—	—	—	(289)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	875	875
Net income (loss)	—	—	—	—	(44,224)	—	—	(44,224)
Balance April 30, 2023	8,278,715	(299,777)	1	1,530,426	(1,016,417)	(10,891)	(13,919)	489,200
Share-based compensation	—	—	—	5,827	—	—	—	5,827
Common stock issued	67,693	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(23,241)	—	—	(592)	—	—	—	(592)
Translation adjustment	—	—	—	—	—	—	496	496
Net income (loss)	—	—	—	—	(31,999)	—	—	(31,999)
Balance July 31, 2023	8,323,167	(299,777)	$1	$1,535,661	$(1,048,416)	$(10,891)	$(13,423)	$462,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) - continued

(in thousands, except number of shares)

							Accumulated	Total
	Ordinary Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2024	8,380,436	(299,777)	$1	$1,551,005	$(1,321,478)	$(10,891)	$(13,050)	$205,587
Share-based compensation	—	—	—	7,153	—	—	—	7,153
Common stock issued	20,596	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(6,934)	—	—	(82)	—	—	—	(82)
Translation adjustment	—	—	—	—	—	—	(2,887)	(2,887)
Net income (loss)	—	—	—	—	(27,636)	—	—	(27,636)
Balance April 30, 2024	8,394,098	(299,777)	1	1,558,076	(1,349,114)	(10,891)	(15,937)	182,135
Share-based compensation	—	—	—	(814)	—	—	—	(814)
Common stock issued	158,368	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(47,637)	—	—	(397)	—	—	—	(397)
Translation adjustment	—	—	—	—	—	—	64	64
Net income (loss)	—	—	—	—	(39,566)	—	—	(39,566)
Balance July 31, 2024	8,504,829	(299,777)	$1	$1,556,865	$(1,388,680)	$(10,891)	$(15,873)	$141,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(67,202)	$(76,223)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	63,371	77,466
Share-based compensation	6,339	14,955
Depreciation	1,404	2,761
Non-cash interest expense	1,080	1,024
Non-cash property, equipment, software and lease impairment charges	2,293	4,808
Provision for credit loss expense (recovery)	56	4
(Gain) loss on sale of business	—	682
Provision for (benefit from) income taxes – non-cash	(6,271)	(6,913)
Fair value adjustment of warrants	—	(3,645)
Fair value adjustment of interest rate swaps	(1,240)	(7,205)
Change in assets and liabilities:
Accounts receivable	75,004	73,172
Prepaid expenses and other current assets, including long-term	(3,016)	(520)
Right-of-use assets	1,351	145
Accounts payable	(603)	(4,241)
Accrued expenses and other liabilities, including long-term	(9,568)	(17,379)
Lease liabilities	(2,539)	(1,081)
Deferred revenues	(56,962)	(55,825)
Net cash provided by (used in) operating activities	3,497	1,985
Cash flows from investing activities:
Purchase of property and equipment	(399)	(3,406)
Internally developed software - capitalized costs	(8,796)	(5,951)
Sale of SumTotal, net of cash transferred	—	(5,137)
Net cash provided by (used in) investing activities	(9,195)	(14,494)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(479)	(881)
Payments to acquire treasury stock	—	(8,046)
Proceeds from accounts receivable facility, net of borrowings	(4,574)	399
Principal payments on Term loans	(3,202)	(3,202)
Net cash provided by (used in) financing activities	(8,255)	(11,730)
Effect of exchange rate changes on cash and cash equivalents	(2,427)	(472)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,380)	(24,711)
Cash, cash equivalents and restricted cash, beginning of period	146,523	177,556
Cash, cash equivalents and restricted cash, end of period	$130,143	$152,845
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$122,652	$147,927
Restricted cash	7,491	4,918
Cash, cash equivalents and restricted cash, end of period	$130,143	$152,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(in thousands)

	Six Months Ended July 31,
	2024	2023
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$32,486	$32,804
Cash paid (received) for income taxes, net of refunds	1,430	5,111

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

With more than 150,000 expert-led skills-building courses in modalities ranging from video and audio to instructor-led training, coaching, practice labs, and a generative Artificial Intelligence (“GenAI”)-powered conversation simulator, Skillsoft offers transformative learning experiences for leaders to frontline workers, readers to hands-on learners.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to qualify as an emerging growth company as of January 31, 2025. As a result, beginning with our Form 10-K for fiscal 2025, we will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will formally attest to the effectiveness of our internal controls over financial reporting.

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

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of significant segment expenses and other segment items. The Company will adopt this guidance effective in our Form 10-K for the fiscal year ending  January 31, 2025. We are currently evaluating the impact of this amended disclosure guidance.

In December 2023, the FASB also issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require additional information in the rate reconciliation table and additional disclosures about income taxes paid. The Company will adopt this guidance effective February 1, 2025. We are currently evaluating the impact of this amended disclosure guidance.

(3)    Intangible Assets

Intangible assets consisted of the following (dollars in thousands and weighted average remaining life in years):

	July 31, 2024				January 31, 2024
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	2.2	$359,094	$203,997	$155,097	2.7	$355,247	$172,578	$182,669
Customer contracts/relationships	9.1	268,729	78,116	190,613	9.5	269,300	59,091	210,209
Trademarks and trade names	11.9	52,742	8,190	44,552	12.4	52,863	6,184	46,679
Publishing rights	1.9	41,100	25,779	15,321	2.4	41,100	21,668	19,432
Backlog	1.4	49,700	47,534	2,166	1.9	49,700	45,941	3,759
Skillsoft trademark	Indefinite	76,545	—	76,545	Indefinite	76,545	—	76,545
Total intangible assets		$847,910	$363,616	$484,294		$844,755	$305,462	$539,293

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended January 31:

Amortization Expense
2025 (six months remaining)	$63,348
2026	123,499
2027	77,986
2028	37,548
2029	27,854
Thereafter	77,514
Total future amortization	$407,749

Amortization expense related to intangible assets in the aggregate was $31.8 million, $63.4 million, $39.2 million and $77.5 million for the three and six months ended July 31, 2024 and the three and six months ended July 31, 2023, respectively.

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

The Company completed the qualitative assessment discussed above for the six months ended July 31, 2024 and concluded that there were no indicators of impairment for our reporting units.

A roll forward of goodwill is as follows (in thousands):

Description	Talent Development Solutions	Global Knowledge	Consolidated
Goodwill January 31, 2024	$287,650	$29,421	$317,071
Increase (decrease)	—	—	—
Goodwill July 31, 2024	$287,650	$29,421	$317,071

Accumulated impairment, July 31, 2024	$698,405	$84,694	$783,099

(4)    Taxes

For the three and six months ended July 31, 2024, for continuing operations, the Company recorded a tax benefit of $2.1 million and $3.6 million, respectively, on a pretax loss of $41.6 million and $70.8 million, respectively. For the three and six months ended July 31, 2023, for continuing operations, the Company recorded a tax benefit of $1.9 million and $6.3 million, respectively, on a pretax loss of $33.9 million and $81.8 million, respectively. For each period, the tax benefit reflects the effect of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign tax rate differential.

(5)    Restructuring

On July 11, 2024, the Company announced a comprehensive resource reallocation plan. In connection with this and other strategic initiatives implemented during the three and six months ended July 31, 2024 and July 31, 2023, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model.

The following is a summary of restructuring charges by segment for the three and six months ended July 31, 2024 and July 31, 2023 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Talent Development Solutions	$8,883	$727	$10,014	$5,440
Global Knowledge	2,416	1,773	2,252	2,279
Total	$11,299	$2,501	$12,266	$7,719

These restructuring charges are presented separately in the accompanying condensed consolidated statements of operations. The restructuring charges for the six months ended July 31, 2024 and July 31, 2023 are substantially all related to severance costs of terminated employees and lease termination and lease impairment charges. As of  July 31, 2024 and January 31, 2024, the Company had restructuring charge liabilities of $8.0 million and $3.3 million, respectively. Management anticipates further restructuring charges during the remainder of fiscal 2025 as the identified resource reallocation measures initiated in mid- July 2024 are fully implemented.

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

All of the Company's leases are classified as operating leases. Our right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The weighted average incremental borrowing rate for its operating leases as of July 31, 2024 and January 31, 2024 was 5.9% and 5.7%, respectively.

The operating leases are included in the captions “Right of use assets”, “Lease liabilities”, and “Long-term lease liabilities” on the Company’s condensed consolidated balance sheets. The weighted-average remaining lease term of the Company’s operating leases is 6.3 years as of July 31, 2024. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $1.4 million and related cash payments were $1.4 million for the six months ended July 31, 2024. The lease costs were $2.9 million and related cash payments were $1.4 million for the six months ended July 31, 2023. Lease costs are included within the content and software development, selling and marketing, and general and administrative lines on the condensed consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 5 for a discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the condensed consolidated balance sheet as of July 31, 2024 (in thousands):

Fiscal year ended January 31:
2025 (six months remaining)	$1,804
2026	2,134
2027	1,583
2028	1,510
2029	1,326
Thereafter	3,158
Total future minimum lease payments	11,515
Effects of discounting	(1,746)
Total lease liabilities	$9,769

Current lease liabilities	$2,613
Long-term lease liabilities	7,156
Total lease liabilities	$9,769

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

(7)    Long-Term Debt

Debt consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Term Loan - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loan - long-term portion	$584,995	$588,197
Original issue discount - long-term portion	(6,242)	(6,942)
Deferred financing costs - long-term portion	(3,389)	(3,768)
Long-term debt	$575,364	$577,487

The Company’s debt outstanding as of July 31, 2024 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2025 (six months remaining)	$3,202
2026	4,803
2027	6,404
2028	8,005
2029	568,985
Thereafter	—
Total payments	591,399
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(9,631)
Long-term portion	$575,364

Refer to Note 14 “Long-Term Debt” in our 2024 Form 10-K for information regarding the Company's term loan and accounts receivable facility.

The reserve balance associated with the accounts receivable facility was $5.0 million on  July 31, 2024 and is classified as restricted cash on the condensed consolidated balance sheet. The interest rate on borrowings outstanding under the accounts receivable facility was 8.46% at July 31, 2024. As of July 31, 2024, $40.4 million was drawn under the accounts receivable facility and is classified as a current liability on the balance sheet.

(8)    Shareholders’ Equity

Common Stock

As of July 31, 2024, the Company’s authorized share capital consisted of 18,750,000 shares of Class A common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 8,504,829 shares of Class A common stock were issued and 8,205,052 shares were outstanding. As of July 31, 2024, the Company had no shares of preferred stock or Class C common stock outstanding. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

Subject to applicable law, the Company may declare dividends to be paid ratably to holders of Class A common stock out of the Company’s assets that are legally available to be distributed as dividends in the discretion of the Company’s board of directors. Holders of Class C common stock are generally not entitled to dividends.

Warrants

Refer to Note 16 “Shareholders’ Equity” in our 2024 Form 10-K, for information related to the equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, the Company’s board of directors authorized Skillsoft to repurchase up to $10 million of its Class A common stock, with an objective to manage potential dilution from future vesting of employee equity grants. The share repurchase authorization will terminate on July 11, 2028 and does not obligate the Company to purchase any minimum number of shares of Common Stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of July 31, 2024, no Class A common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended July 31,
	2024			2023
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(15,937)	$—	$(15,937)	$(13,919)	$—	$(13,919)
Translation adjustment	64	—	64	496	—	496
Balance as of end-of-period	$(15,873)	$—	$(15,873)	$(13,423)	$—	$(13,423)

	Six Months Ended July 31,
	2024			2023
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,050)	$—	$(13,050)	$(14,794)	$—	$(14,794)
Translation adjustment	(2,823)	—	(2,823)	1,371	—	1,371
Balance as of end-of-period	$(15,873)	$—	$(15,873)	$(13,423)	$—	$(13,423)

(9)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of July 31, 2024, a total of 1,367,132 shares of common stock were available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan provides for the inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with the Company, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of July 31, 2024, a total of 160,000 shares of common stock were available for issuance under the Inducement Plan.

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

The following summarizes the stock option activity for the six months ended July 31, 2024:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2024	88,850	$215.00	7.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(17,649)	215.00	—	—
Expired	(34,375)	215.00	—	—
Outstanding, July 31, 2024	36,826	215.00	5.8	—

Vested and exercisable, July 31, 2024	29,141	215.00	5.5	—

The total unrecognized equity-based compensation costs related to the stock options was $0.4 million based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 0.9 years.

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

The following summarizes the time-based RSU activity for the six months ended July 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	735,998	$64.77	$10,319
Granted	462,030	15.88	—
Vested	(178,964)	76.60	—
Forfeited	(70,984)	61.43	—
Unvested balance, July 31, 2024	948,080	39.03	16,307

The total unrecognized stock-based compensation costs related to time-based RSUs was $24.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The following summarizes the MBRSUs activity for the six months ended July 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	182,742	$72.60	$2,562
Granted	10,000	12.94	—
Vested	—	—	—
Forfeited	(18,695)	61.52	—
Unvested balance, July 31, 2024	174,047	70.36	2,994

The total unrecognized stock-based compensation costs related to MBRSUs was $1.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenues	$132	$238	$298	$335
Content and software development	914	1,744	2,204	3,756
Selling and marketing	797	(667)	2,053	1,015
General and administrative (1)	(2,657)	4,512	1,784	9,849
Total	$(814)	$5,827	$6,339	$14,955

(1) Stock-based compensation expense during the three months ended July 31, 2024 was reduced by $6.0 million due to forfeitures of share-based payments, including unvested equity-based awards associated with the former Chief Executive Officer whose employment with the Company ended on May 9, 2024.

(10)    Revenue

Revenue Components and Performance Obligations

SaaS Subscription Services

The Company offers subscriptions that provide customers access to a broad-based spectrum of learning options including access to cloud-based Software as a Service (“SaaS”) learning content and individualized coaching. The Company’s cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three and six months ended July 31, 2024 and July 31, 2023 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
SaaS subscription services	$95,642	$98,032	$188,804	$191,851
Virtual, on-demand and classroom	30,571	37,999	60,289	74,980
Professional services	6,010	5,156	10,923	9,910
Total net revenues	$132,223	$141,187	$260,016	$276,741

Generally, SaaS subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the three and six months ended July 31, 2024 and July 31, 2023 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
United States	$88,384	$92,936	$173,332	$182,023
Europe, Middle East and Africa	32,457	35,741	63,802	70,276
Other Americas	5,545	7,331	11,896	14,327
Asia-Pacific	5,837	5,179	10,986	10,115
Total net revenues	$132,223	$141,187	$260,016	$276,741

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the six months ended July 31, 2024 was as follows (in thousands):

Deferred revenue as of January 31, 2024	$284,972
Billings deferred	203,305
Recognition of prior deferred revenue	(260,016)
Deferred revenue as of July 31, 2024	$228,261

Deferred revenue performance obligations relate predominantly to time-based SaaS subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the six months ended July 31, 2024 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2024	$36,667
Contract acquisition costs	8,110
Recognition of contract acquisition costs	(11,130)
Deferred contract acquisition costs as of July 31, 2024	$33,647

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2024 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Description	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$122,652	$—	$—	$122,652
Restricted cash	7,491	—	—	7,491
Interest rate swaps - asset (liability)	—	2,442	—	2,442
Total assets and (liabilities) recorded at fair value	$130,143	$2,442	$—	$132,585

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash agreed to the estimated fair value as of July 31, 2024. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” in our 2024 Form 10-K for additional detail.

Interest Rate Swaps

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate (“SOFR”)-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional value of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the exposure to changes in interest payments, attributable to fluctuations in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three and six months ended July 31, 2024, the Company recognized a non-cash loss of $6.5 million and a non-cash gain of $1.2 million attributable to the Interest Rate Swaps, respectively. For the three and six months ended July 31, 2023, the Company recognized a non-cash gain of $6.9 million and $7.2 million attributable to the Interest Rate Swaps, respectively.

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

Depending on whether the Interest Rate Swaps are in an asset or liability position as of the end of a reporting period, they are included in either the captions “Other assets” or “Other long-term liabilities” on the Company's condensed consolidated balance sheets.

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  July 31, 2024, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of July 31, 2024 was $476.2 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

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

The Company has organized its business into two segments: Talent Development Solutions (formerly known as Content & Platform) and Global Knowledge (formerly known as Instructor-Led Training). Both of the Company’s segments market and sell their offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs. The CODM primarily uses revenues and operating income as measures to evaluate financial results and allocation of resources. The Company allocates certain operating expenses to the reportable segments, including general and administrative costs based on the usage and relative contribution provided to the segments. There are no intercompany revenue transactions reported between the Company’s reportable segments.

The Talent Development Solutions business engages in the sale, marketing and delivery of its content learning solutions, in areas such as Leadership and Business, Technology and Developer and Compliance. This includes individualized coaching as well as technical skill areas assumed in the Codecademy acquisition. In addition, Talent Development Solutions offers Percipio, an artificial intelligence (“AI”)-driven online learning platform that delivers an immersive learning experience through SaaS solutions. It leverages its highly engaging content, curated into nearly 700 learning paths (channels) that are continuously updated to ensure customers always have access to the latest information.

The Global Knowledge business offers training solutions covering information technology and business skills for corporations and their employees. Global Knowledge guides its customers throughout their lifelong technology learning journey by offering relevant and up-to-date skills training through instructor-led (in-person “classroom” or online “virtual”) and self-paced (“on-demand”), vendor certified, and other proprietary offerings. Global Knowledge offers a wide breadth of training topics and delivery modalities both on a transactional and subscription basis.

The following presents summary results for each of the segments for the three and six months ended July 31, 2024 and July 31, 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Talent Development Solutions
Revenues	$101,652	$103,188	$199,727	$201,761
Operating expenses	119,772	122,077	241,149	251,601
Operating income (loss)	(18,120)	(18,889)	(41,422)	(49,840)
Global Knowledge
Revenues	30,571	37,999	60,289	74,980
Operating expenses	31,779	44,408	62,027	85,820
Operating income (loss)	(1,208)	(6,409)	(1,738)	(10,840)
Consolidated
Revenues	132,223	141,187	260,016	276,741
Operating expenses	151,551	166,485	303,176	337,421
Operating income (loss)	(19,328)	(25,298)	(43,160)	(60,680)
Other income (expense), net	(418)	(934)	1,799	(1,309)
Interest expense, net	(15,370)	(15,384)	(30,720)	(30,675)
Fair value adjustment of warrants	—	793	—	3,645
Fair value adjustment of interest rate swaps	(6,506)	6,935	1,240	7,205
(Provision for) benefit from income taxes	2,056	1,889	3,639	6,273
Net income (loss) from continuing operations	(39,566)	(31,999)	(67,202)	(75,541)
Gain (loss) on sale of business	—	—	—	(682)
Net income (loss)	$(39,566)	$(31,999)	$(67,202)	$(76,223)

Talent Development Solutions’ segment depreciation for the three and six months ended July 31, 2024 was $0.5 million and $1.0 million, respectively. Talent Development Solutions’ segment depreciation for the three and six months ended July 31, 2023 was $0.6 million and $1.4 million, respectively.

Global Knowledge’s segment depreciation for the three and six months ended July 31, 2024 was $0.2 million and $0.4 million, respectively. Global Knowledge’s segment depreciation for the three and six months ended July 31, 2023 was $0.5 million and $0.9 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  July 31, 2024 and January 31, 2024 (in thousands):

	July 31, 2024	January 31, 2024
Talent Development Solutions	$1,028,073	$1,168,671
Global Knowledge	98,319	104,963
Total assets	$1,126,392	$1,273,634

The following sets forth the Company’s long-lived tangible assets by geographic region as of  July 31, 2024 and January 31, 2024 (in thousands):

	July 31, 2024	January 31, 2024
United States	$1,537	$3,311
Rest of world	2,782	3,328
Total long-lived tangible assets	$4,319	$6,639

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income (loss) from continuing operations	$(39,566)	$(31,999)	$(67,202)	$(75,541)
Net income (loss) from discontinued operations	—	—	—	(682)
Net income (loss)	$(39,566)	$(31,999)	$(67,202)	$(76,223)

Weighted average common shares outstanding:
Ordinary – Basic and diluted	8,180	8,005	8,135	8,042

Net income (loss) per share:
Ordinary – Basic and diluted - Continuing operations	$(4.84)	$(4.00)	$(8.26)	$(9.39)
Ordinary – Basic and diluted - Discontinued operations	—	—	—	(0.09)
Ordinary – Basic and diluted	$(4.84)	$(4.00)	$(8.26)	$(9.48)

During the three and six months ended July 31, 2024 and July 31, 2023, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Common stock underlying warrants	3,098	3,098	3,098	3,098
Stock options	63	101	72	105
RSUs	1,002	1,094	986	877
Total	4,163	4,293	4,156	4,080

(14)    Related Party Transactions

Agreement with Largest Shareholder

On January 31, 2022, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.7 million over three years.

(15)    Subsequent Events

As previously announced, effective April 16, 2024, the Board of Directors of the Company appointed Ronald W. Hovsepian as the Company’s interim Principal Executive Officer and Executive Chairman. On September 4, 2024, the Company entered into a letter agreement with Mr. Hovsepian, pursuant to which he will serve as our Executive Chair and Chief Executive Officer.

In addition to the above, the Company has completed an evaluation of all subsequent events after the balance sheet date of July 31, 2024 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Skillsoft Corp. as of July 31, 2024, compared with January 31, 2024, and the results of operations for the three and six months ended July 31, 2024, compared with the corresponding periods in 2023. Unless otherwise stated or the context otherwise requires, “Skillsoft”, “Company”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K (as amended) for the year ended January 31, 2024 (“2024 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers, are in thousands.

General

At Skillsoft, we propel organizations and people to grow together through transformative learning experiences. We drive continuous growth and performance for employees and their organizations by helping them overcome critical skills gaps, unlock human potential, and invigorate the workforce to meet today’s challenges and tomorrow’s opportunities.

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

Skillsoft serves as a trusted partner to approximately 60% of the Fortune 1000, supporting the most sought-after competencies: leadership and business skills, technology skills, and essential safety and risk management compliance. We address the full continuum of market needs, from functional and tactical learning initiatives to enterprise-wide strategic skills transformations. We leverage various learning modalities adaptable to different employee preferences, schedules, and learning styles. Our content is continuously updated with the latest expert insights, information, and training methods.

Today's learners want the right learning experience, delivered when, where, and how they want it. That is why our approach is mobile-first, and our expert-curated, cloud-based content is served on an open platform that reaches learners wherever they are.

Additionally, we utilize modern and innovative technologies - including generative Artificial Intelligence (“GenAI”) - across our solutions to address new and emerging customer needs and to differentiate ourselves in the market.

We have a community of more than 90 million learners in more than 150 countries that learn in more than 30 languages. As often as they need or want, learners turn to Skillsoft to acquire critical job skills in the flow of work, and grow as leaders, employees, and people. We have helped fuel performance and career growth for more than 25 years.

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

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	24.6%	28.7%	25.7%	28.3%
Content and software development	11.3%	12.7%	11.7%	12.6%
Selling and marketing	30.8%	28.6%	31.9%	31.2%
General and administrative	14.7%	17.8%	17.3%	18.2%
Amortization of intangible assets	24.0%	27.8%	24.4%	28.0%
Acquisition and integration related costs	0.7%	0.7%	0.9%	0.8%
Restructuring	8.5%	1.8%	4.7%	2.8%
Total operating expenses	114.6%	118.1%	116.6%	121.9%
Operating income (loss)	(14.6)%	(18.1)%	(16.6)%	(21.9)%
Other income (expense), net	(0.3)%	(0.7)%	0.7%	(0.5)%
Fair value adjustment of warrants	0.0%	0.6%	0.0%	1.3%
Fair value adjustment of interest rate swaps	(4.9)%	4.9%	0.5%	2.6%
Interest income	0.8%	0.6%	0.8%	0.5%
Interest expense	(12.4)%	(11.5)%	(12.6)%	(11.6)%
Income (loss) before provision for (benefit from) income taxes	(31.4)%	(24.2)%	(27.2)%	(29.6)%
Provision for (benefit from) income taxes	(1.6)%	(1.3)%	(1.4)%	(2.3)%
Income (loss) from continuing operations	(29.8)%	(22.9)%	(25.8)%	(27.3)%
Gain (loss) on sale of business	0.0%	0.0%	0.0%	(0.2)%
Net income (loss)	(29.8)%	(22.9)%	(25.8)%	(27.5)%

Revenues

We provide, through our Talent Development Solutions and Global Knowledge segments, enterprise learning solutions designed to prepare organizations for the future of work, and to overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Our Talent Development Solutions segment generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Talent Development Solutions' offerings are predominantly delivered through Percipio, our award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our Codecademy and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

Our Global Knowledge segment generates revenues from virtual, in-classroom, and on-demand training solutions geared at foundational, practitioner and expert information technology professionals. Our offerings include authorized content from various partners aimed at providing professional certifications for individuals that successfully complete all requirements. Global Knowledge’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions a broad selection of customizable courses to meet their technology and development needs.

Subscription and Non-Subscription Revenue

Software as a service (“SaaS”) Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract. The initial term of enterprise contracts is generally one to three years and is usually non-cancellable for the term of the subscription. The fixed fee is commonly paid upfront on an annual basis. These contracts typically consist of subscriptions to our various offerings which provide access to our SaaS and coaching platforms, associated content and services, over the contract term.

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

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
SaaS subscription revenues:
Talent Development Solutions	$95,642	$98,032	$(2,390)	(2.4)%	$188,804	$191,851	$(3,047)	(1.6)%
Total subscription revenues	95,642	98,032	(2,390)	(2.4)%	188,804	191,851	(3,047)	(1.6)%
Non-subscription revenues:
Global Knowledge	30,571	37,999	(7,428)	(19.5)%	60,289	74,980	(14,691)	(19.6)%
Talent Development Solutions	6,010	5,156	854	16.6%	10,923	9,910	1,013	10.2%
Total non-subscription revenues	36,581	43,155	(6,574)	(15.2)%	71,212	84,890	(13,678)	(16.1)%
Total revenues	$132,223	$141,187	$(8,964)	(6.3)%	$260,016	$276,741	$(16,725)	(6.0)%

The total decline in revenues, when comparing the three and six months ended July 31, 2024 and 2023, in our Global Knowledge segment was primarily due to weaker market demand, as well as a higher mix of reseller business, which is recorded in revenue net of fees. When comparing these same periods, the reduction in our Talent Development Solutions segment total revenues was primarily the result of actions taken by us to focus on the more profitable parts of this market.

Operating Expenses

For the corporate level operating expenses that we can directly attribute to our two segments, such costs are allocated accordingly between Talent Development Solutions and Global Knowledge. However, in other cases, these corporate level operating expenses are reported in the Talent Development Solutions segment.

On July 11, 2024, the Company announced a comprehensive resource reallocation plan expected to result in more than $45 million of annualized cost savings, of which we intend to reinvest up to half in strategic growth initiatives.

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Cost of revenues	$32,471	$40,467	$(7,996)	(19.8)%	$66,942	$78,291	$(11,349)	(14.5)%
Content and software development expenses	14,993	17,863	(2,870)	(16.1)%	30,499	34,898	(4,399)	(12.6)%
Selling and marketing expenses	40,684	40,411	273	0.7%	82,976	86,338	(3,362)	(3.9)%
General and administrative expenses	19,395	25,085	(5,690)	(22.7)%	44,704	50,381	(5,677)	(11.3)%
Amortization of intangible assets	31,788	39,221	(7,433)	(19.0)%	63,371	77,466	(14,095)	(18.2)%
Acquisition and integration related costs	921	937	(16)	(1.7)%	2,418	2,328	90	3.9%
Restructuring	11,299	2,501	8,798	351.8%	12,266	7,719	4,547	58.9%
Total operating expenses	$151,551	$166,485	$(14,934)	(9.0)%	$303,176	$337,421	$(34,245)	(10.1)%

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Courseware, instructor fees and outside services	$15,215	$21,778	$(6,563)	(30.1)%	$32,174	$41,450	$(9,276)	(22.4)%
Compensation and benefits	13,444	14,123	(679)	(4.8)%	27,019	27,539	(520)	(1.9)%
Hosting and software maintenance	2,914	2,926	(12)	(0.4)%	5,878	5,785	93	1.6%
Facilities, utilities and other	898	1,640	(742)	(45.2)%	1,871	3,517	(1,646)	(46.8)%
Total cost of revenues	$32,471	$40,467	$(7,996)	(19.8)%	$66,942	$78,291	$(11,349)	(14.5)%

The decreases in courseware, instructor fees and outside services and compensation and benefits, when comparing the three and six months ended July 31, 2024 to the same periods in 2023, were primarily attributable to the decline in our Talent Development Solutions and Global Knowledge segment revenues as discussed in Subscription and Non-Subscription Revenue above. The decrease in facilities and utilities expenses, when comparing the three and six months ended July 31, 2024 to the same period in 2023, was primarily attributable to cost savings from consolidation of our facilities.

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	11,266	$13,128	$(1,862)	(14.2)%	$22,962	$26,004	$(3,042)	(11.7)%
Consulting and outside services	2,996	2,962	34	1.1%	5,401	5,277	124	2.3%
Facilities, utilities and other	88	817	(729)	(89.2)%	561	2,090	(1,529)	(73.2)%
Software maintenance	643	956	(313)	(32.7)%	1,575	1,527	48	3.1%
Total content and software development expenses	$14,993	$17,863	$(2,870)	(16.1)%	$30,499	$34,898	$(4,399)	(12.6)%

The decreases in compensation and benefits, when comparing the three and six months ended July 31, 2024 to the same periods in 2023, were primarily a result of lower headcount (a portion of which was attributable to the comprehensive resource reallocation plan discussed above) and lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decrease in facilities and utilities expenses, when comparing these same periods, was primarily attributable to cost savings from consolidation of our facilities.

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$29,584	$27,036	$2,548	9.4%	$61,157	$60,870	$287	0.5%
Advertising and promotions	6,228	7,670	(1,442)	(18.8)%	11,733	14,305	(2,572)	(18.0)%
Software maintenance	3,575	3,230	345	10.7%	7,336	6,219	1,117	18.0%
Consulting and outside services	784	1,148	(364)	(31.7)%	1,432	2,442	(1,010)	(41.4)%
Facilities, utilities and other	513	1,327	(814)	(61.3)%	1,318	2,502	(1,184)	(47.3)%
Total S&M expenses	$40,684	$40,411	$273	0.7%	$82,976	$86,338	$(3,362)	(3.9)%

The decreases in advertising and promotions and consulting and outside services, when comparing the three and six months ended July 31, 2024 to the same periods in 2023, were primarily attributable to proactive reductions in branding initiatives and paid media spend. The decrease in facilities and utilities expenses, when comparing the three and six months ended July 31, 2024 to the same periods in 2023, was primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in software maintenance, which was primarily the result of investments in our go-to-market transformation activities and enablement programs. In addition, the increase in compensation and benefits, when comparing the three and six months ended July 31, 2024 to the same period in 2023, was primarily due to a S&M executive forfeiture of a share-based payment award that lowered stock-compensation expense during the three months ended July 31, 2023.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$12,251	$16,754	$(4,503)	(26.9)%	$29,033	$31,535	$(2,502)	(7.9)%
Consulting and outside services	4,355	5,135	(780)	(15.2)%	9,739	11,718	(1,979)	(16.9)%
Insurance	723	944	(221)	(23.4)%	1,444	2,247	(803)	(35.7)%
Facilities, utilities and other	515	916	(401)	(43.8)%	1,150	2,177	(1,027)	(47.2)%
Software maintenance	1,279	1,087	192	17.7%	2,598	1,980	618	31.2%
Franchise, sales, and property tax	272	249	23	9.2%	740	724	16	2.2%
Total G&A expenses	$19,395	$25,085	$(5,690)	(22.7)%	$44,704	$50,381	$(5,677)	(11.3)%

The decreases in compensation and benefits, when comparing the three and six months ended July 31, 2024 to the same periods in 2023, were primarily a result of lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards, partially offset by severance costs for the former Chief Executive Officer whose employment with the Company ended on May 9, 2024. The Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance also contributed to the overall decline in G&A expenses. When comparing these same periods, the reduction in consulting and outside services were partially offset by an increases to compensation and benefits (even though it declined in total as discussed above). Further, while increases in software maintenance, when comparing these same periods, primarily reflect investments in technology.

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

The decrease in amortization of intangible assets, when comparing the three and six months ended July 31, 2024 to the same periods in 2023, was primarily due to certain intangible assets becoming fully amortized or written down as a result of impairment during the fourth quarter of fiscal 2024.

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

Restructuring

As discussed above, on July 11, 2024, the Company announced a comprehensive resource reallocation plan. In connection with this plan and the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model to improve operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. The restructuring charges for the three and six months ended July 31, 2024 totaling $11.3 million and $12.3 million, respectively, are substantially all related to severance costs of terminated employees and lease termination and lease impairment charges. The restructuring charges for the three and six months ended July 31, 2023 totaling $2.5 million and $7.7 million, respectively, were substantially all related to severance costs of terminated employees and lease termination and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Other income (expense), net	$(418)	$(934)	$516	(55.2)%	$1,799	$(1,309)	$3,108	(237.4)%
Interest income	1,045	871	174	20.0%	1,973	1,516	457	30.1%
Interest expense	(16,415)	(16,255)	(160)	1.0%	(32,693)	(32,191)	(502)	1.6%

The other income (expense), net was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three and six months ended July 31, 2024 compared to the corresponding prior year periods, increased primarily due to the use of money market investments to realize increased returns on cash balances. The increase in interest expense, when comparing the three and six months ended July 31, 2024 to the corresponding periods in 2023, was primarily due to higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during the three and six months ended July 31, 2023. As of January 31, 2024, the fair value of our liability-classified warrants was insignificant, however prior to then they were marked-to-market at each balance sheet date, with gains and losses being recorded in current period earnings.

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

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during the six months ended July 31, 2024 and 2023.

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

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Provision for (benefit from) income taxes	$(2,056)	$(1,889)	$(167)	8.8%	$(3,639)	$(6,273)	$2,634	(42.0)%
Effective income tax rate	4.9%	5.6%			5.1%	7.7%

The effective income tax rate for the three and six months ended July 31, 2024 and 2023 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions, and changes in the valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of July 31, 2024, we had $122.7 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Pursuant to this policy, as of July 31, 2024, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility, supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

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

The First Amendment provided for the incurrence of up to $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Amended Credit Agreement. In addition, the First Amendment, among other things, (a) provided for early opt-in to SOFR subject to a 0.75% floor, for the existing term loans under the Credit Agreement (such existing term loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly amortization payments of $1.6 million.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable facility, where borrowing can be made against eligible accounts receivable, with advance rates between 50.0% and 85.0%. Borrowings under the facility bear interest at 3.11% per annum plus the applicable Term SOFR rate. The maturity date of the accounts receivable facility is the earlier of (i) December 27, 2024 or (ii) 90 days prior to the maturity of any corporate debt. The accounts receivable facility requires a minimum outstanding balance of $10 million at all times. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of July 31, 2024, $40.4 million was drawn under our accounts receivable facility.

Share Repurchase Authorization

On July 10, 2024, the Board of Directors authorized and approved a share repurchase authorization for up to $10 million of the Company’s outstanding shares of Class A common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of Class A common stock in the open market, in private negotiated transactions, or by other means from time to time. We cannot predict when or if we will repurchase any shares of Class A common stock. The timing and number of shares of Class A common stock that may be purchased will depend on a variety of factors, including the share price of the Class A common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of Class A common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of July 31, 2024, no Class A common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2024	2023
Net cash provided by (used in) operating activities	$3,497	$1,985
Net cash provided by (used in) investing activities	(9,195)	(14,494)
Net cash provided by (used in) financing activities	(8,255)	(11,730)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,427)	(472)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(16,380)	$(24,711)

Cash flows from operating activities

The increase in cash flows from operating activities in the six months ended July 31, 2024 compared to the same period in 2023, was primarily the result of the timing of working capital settlements.

Cash flows from investing activities

Cash flows from investing activities in the six months ended July 31, 2024 include $8.8 million of cash payments for internally developed software.

Cash flows from investing activities for the six months ended July 31, 2023 include $5.6 million of cash payments for internally developed software and net cash transferred of $5.1 million related to the completion of the SumTotal sale.

Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

The decrease in cash flows used in investing activities was primarily due to the purchase of property and equipment and the sale of our former SumTotal business during the six months ended July 31, 2023, partially offset by our increased investment in internally developed software during the six months ended July 31, 2024.

Cash flows from financing activities

Cash flows from financing activities consist primarily of borrowings and repayments under our debt facilities and our accounts receivable facility, and payments for share repurchases.

The decrease in cash flows used in financing activities was primarily due to the acquisition of treasury stock during the six months ended July 31, 2023, partially offset by payments on our accounts receivable facility during the six months ended July 31, 2024.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of July 31, 2024 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Term Loan Facility	$591,399	$3,202	$11,207	$576,990	$—
Operating leases	11,515	1,804	3,717	2,836	3,158
Total	$602,914	$5,006	$14,924	$579,826	$3,158

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

Based on the balance of our long-term debt and accounts receivable facility and taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $3.3 million additional or lower pre-tax interest expense on an annualized basis, respectively. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 and Note 11, respectively, to our condensed consolidated financial statements.

Based on the balance of our cash and cash equivalents, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.7 million increase or decrease, respectively, on our interest income on an annualized basis.

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $7.6 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “Other income (expense), net” in our condensed consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $2.5 million on our pre-tax income (loss) on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2024. The evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, our PEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2024.

Changes in Internal Control over Financial Reporting

As of January 31, 2025, the Company will no longer qualify as an emerging growth company and will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act for our fiscal year ending January 31, 2025. In connection with our Form 10-K for the fiscal year ending January 31, 2025, our independent registered public accounting firm will formally attest to the effectiveness of our internal controls over financial reporting. During fiscal 2025 we will continue to execute the enhanced review and testing across all key controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the three and six months ended July 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K (as amended) for our fiscal year ended January 31, 2024. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the three and six months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following list includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.1*#	Transition and Separation Agreement dated May 23, 2024, between Jeffery Tarr and Skillsoft Corp
10.2#	First Amendment to Skillsoft Corp. 2020 Omnibus Incentive Plan	8-K	001-38960	10.1	07/19/2024
10.3#	Form of Transition Award Agreement	8-K	001-38960	10.1	07/26/2024
10.4*#	Letter Agreement to Serve as Chair and CEO dated September 4, 2024, between Ronald W. Hovsepian and Skillsoft Corp
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: September 9, 2024	By:	/s/ Richard George Walker
Richard George Walker Chief Financial Officer (Principal Financial Officer)