Form 10-Q
period 2024-10-31
Skillsoft Corp.
filed 2024-12-10
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

The number of shares of registrant’s common stock outstanding as of December 5, 2024 was 8,283,555.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	October 31, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$97,921	$136,308
Restricted cash	3,881	10,215
Accounts receivable, net of allowance for credit losses of approximately $558 and $562 as of October 31, 2024 and January 31, 2024, respectively	102,498	185,638
Prepaid expenses and other current assets	55,834	53,170
Total current assets	260,134	385,331
Property and equipment, net	3,543	6,639
Goodwill	317,071	317,071
Intangible assets, net	456,692	539,293
Right of use assets	5,054	8,044
Other assets	11,037	17,256
Total assets	$1,053,531	$1,273,634
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	10,009	44,980
Accounts payable	21,159	14,512
Accrued compensation	28,325	31,774
Accrued expenses and other current liabilities	22,370	29,939
Lease liabilities	2,088	3,049
Deferred revenue	203,646	282,570
Total current liabilities	294,001	413,228

Long-term debt	574,312	577,487
Deferred tax liabilities	44,099	52,148
Long-term lease liabilities	6,839	9,251
Deferred revenue - non-current	1,823	2,402
Other long-term liabilities	11,977	13,531
Total long-term liabilities	639,050	654,819
Commitments and contingencies
Shareholders’ equity:
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,576,683 shares issued and 8,276,906 shares outstanding at October 31, 2024, and 8,380,436 shares issued and 8,080,659 shares outstanding at January 31, 2024	1	1
Additional paid-in capital	1,559,547	1,551,005
Accumulated equity (deficit)	(1,412,279)	(1,321,478)
Treasury stock, at cost - 299,777 shares as of October 31, 2024 and January 31, 2024	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(15,898)	(13,050)
Total shareholders’ equity	120,480	205,587
Total liabilities and shareholders’ equity	$1,053,531	$1,273,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Total revenues	$137,225	$138,956	$397,241	$415,697
Operating expenses:
Costs of revenues	34,312	36,407	101,254	114,698
Content and software development	14,937	16,126	45,436	51,024
Selling and marketing	39,615	43,983	122,591	130,321
General and administrative	21,686	22,308	66,390	72,689
Amortization of intangible assets	31,826	38,620	95,197	116,086
Acquisition and integration related costs	931	510	3,349	2,838
Restructuring	3,095	873	15,361	8,592
Total operating expenses	146,402	158,827	449,578	496,248
Operating income (loss)	(9,177)	(19,871)	(52,337)	(80,551)
Other income (expense), net	(538)	19	1,261	(1,290)
Fair value adjustment of warrants	—	1,105	—	4,750
Fair value adjustment of interest rate swaps	(822)	3,981	418	11,186
Interest income	924	1,060	2,897	2,576
Interest expense	(15,845)	(16,492)	(48,538)	(48,683)
Income (loss) before provision for (benefit from) income taxes	(25,458)	(30,198)	(96,299)	(112,012)
Provision for (benefit from) income taxes	(1,859)	(2,462)	(5,498)	(8,735)
Income (loss) from continuing operations	(23,599)	(27,736)	(90,801)	(103,277)
Gain (loss) on sale of business	—	—	—	(682)
Net income (loss)	$(23,599)	$(27,736)	$(90,801)	$(103,959)

Net income (loss) per share:
Basic and diluted - continuing operations	$(2.86)	$(3.45)	$(11.11)	$(12.84)
Basic and diluted - discontinued operations	—	—	—	(0.08)
Basic and diluted	$(2.86)	$(3.45)	$(11.11)	$(12.92)
Weighted average common shares outstanding:
Basic and diluted	8,239,564	8,047,497	8,170,344	8,043,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Comprehensive income (loss):
Net income (loss)	$(23,599)	$(27,736)	$(90,801)	$(103,959)
Foreign currency adjustment, net of tax	(25)	(2,650)	(2,848)	(1,279)
Total comprehensive income (loss)	$(23,624)	$(30,386)	$(93,649)	$(105,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Number of Shares			Additional	Accumulated		Other	Shareholders'
		In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	Issued	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2023	8,264,308	(81,514)	$1	$1,521,587	$(972,193)	$(2,845)	$(14,794)	$531,756
Stock-based compensation	—	—	—	9,128	—	—	—	9,128
Common stock issued	22,538	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(8,131)		—	(289)	—	—	—	(289)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	875	875
Net income (loss)	—	—	—	—	(44,224)	—	—	(44,224)
Balance April 30, 2023	8,278,715	(299,777)	1	1,530,426	(1,016,417)	(10,891)	(13,919)	489,200
Stock-based compensation	—	—	—	5,827	—	—	—	5,827
Common stock issued	67,693	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(23,241)	—	—	(592)	—	—	—	(592)
Translation adjustment	—	—	—	—	—	—	496	496
Net income (loss)	—	—	—	—	(31,999)	—	—	(31,999)
Balance July 31, 2023	8,323,167	(299,777)	1	1,535,661	(1,048,416)	(10,891)	(13,423)	462,932
Stock-based compensation	—	—	—	7,962	—	—	—	7,962
Common stock issued	60,878	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(21,271)	—	—	(560)	—	—	—	(560)
Repurchase of common stock	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	(2,650)	(2,650)
Net income (loss)	—	—	—	—	(27,736)	—	—	(27,736)
Balance October 31, 2023	8,362,774	(299,777)	$1	$1,543,063	$(1,076,152)	$(10,891)	$(16,073)	$439,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) - continued

(in thousands, except number of shares)

							Accumulated	Total
	Number of Shares			Additional	Accumulated		Other	Shareholders'
		In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	Issued	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2024	8,380,436	(299,777)	$1	$1,551,005	$(1,321,478)	$(10,891)	$(13,050)	$205,587
Stock-based compensation	—	—	—	7,153	—	—	—	7,153
Common stock issued	20,596	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(6,934)	—	—	(82)	—	—	—	(82)
Translation adjustment	—	—	—	—	—	—	(2,887)	(2,887)
Net income (loss)	—	—	—	—	(27,636)	—	—	(27,636)
Balance April 30, 2024	8,394,098	(299,777)	1	1,558,076	(1,349,114)	(10,891)	(15,937)	182,135
Stock-based compensation	—	—	—	(814)	—	—	—	(814)
Common stock issued	158,368	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(47,637)	—	—	(397)	—	—	—	(397)
Translation adjustment	—	—	—	—	—	—	64	64
Net income (loss)	—	—	—		(39,566)	—	—	(39,566)
Balance July 31, 2024	8,504,829	(299,777)	1	1,556,865	(1,388,680)	(10,891)	(15,873)	141,422
Stock-based compensation	—	—	—	3,255	—	—	—	3,255
Common stock issued	112,496	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(40,642)	—	—	(573)	—	—	—	(573)
Repurchase of common stock	—		—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	(23,599)	—	—	(23,599)
Balance October 31, 2024	8,576,683	(299,777)	$1	$1,559,547	$(1,412,279)	$(10,891)	$(15,898)	$120,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(90,801)	$(103,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	95,197	116,086
Stock-based compensation	9,985	22,917
Depreciation	2,404	2,629
Non-cash interest expense	1,628	1,546
Non-cash property, equipment, software and lease impairment charges	2,495	4,265
Provision for credit loss expense (recovery)	(4)	205
(Gain) loss on sale of business	—	682
Provision for (benefit from) deferred income taxes – non-cash	(8,080)	(10,270)
Fair value adjustment of warrants	—	(4,750)
Fair value adjustment of interest rate swaps	(418)	(11,186)
Change in assets and liabilities:
Accounts receivable	82,877	70,645
Prepaid expenses and other assets, including long-term	4,258	2,726
Right-of-use assets	1,632	2,184
Accounts payable	6,693	(3,283)
Accrued expenses and other liabilities, including long-term	(12,819)	(20,820)
Lease liabilities	(3,387)	(3,048)
Deferred revenues	(79,446)	(75,250)
Net cash provided by (used in) operating activities	12,214	(8,681)
Cash flows from investing activities:
Purchase of property and equipment	(820)	(3,753)
Proceeds from sale of property and equipment	10	—
Internally developed software - capitalized costs	(13,018)	(8,055)
Sale of SumTotal, net of cash transferred	—	(5,137)
Net cash provided by (used in) investing activities	(13,828)	(16,945)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(1,052)	(1,441)
Payments to acquire treasury stock	—	(8,046)
Proceeds from (payments on) accounts receivable facility	(34,971)	793
Principal payments on term loans	(4,803)	(4,803)
Net cash provided by (used in) financing activities	(40,826)	(13,497)
Effect of exchange rate changes on cash and cash equivalents	(2,281)	(1,674)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,721)	(40,797)
Cash, cash equivalents and restricted cash, beginning of period	146,523	177,556
Cash, cash equivalents and restricted cash, end of period	$101,802	$136,759
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$97,921	$129,806
Restricted cash	3,881	6,953
Cash, cash equivalents and restricted cash, end of period	$101,802	$136,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

(in thousands)

	Nine Months Ended October 31,
	2024	2023
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$48,362	$50,583
Cash paid (received) for income taxes, net of refunds	2,399	6,262

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

Principles of Consolidation and Basis of Financial Statement Preparation

The accompanying condensed consolidated financial statements include the accounts of Skillsoft Corp. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Certain amounts reported in prior years have been reclassified to conform to the presentation in the current year. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity (deficit), or net income (loss) for the prior years.

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

In November 2024, the FASB also issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require the disclosure of additional information about specific expense categories in the notes to the financial statements. The Company will adopt this guidance effective January 31, 2027. We are currently evaluating the impact of this amended disclosure guidance.

(3)    Intangible Assets

Intangible assets consisted of the following (dollars in thousands and weighted average remaining life in years):

	October 31, 2024				January 31, 2024
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	2.0	$363,319	$222,305	$141,014	2.7	$355,247	$172,578	$182,669
Customer contracts/relationships	8.9	268,658	87,686	180,972	9.5	269,300	59,091	210,209
Trademarks and trade names	11.7	52,732	9,206	43,526	12.4	52,863	6,184	46,679
Publishing rights	1.6	41,100	27,834	13,266	2.4	41,100	21,668	19,432
Backlog	1.2	49,700	48,331	1,369	1.9	49,700	45,941	3,759
Skillsoft trademark	Indefinite	76,545	—	76,545	Indefinite	76,545	—	76,545
Total intangible assets		$852,054	$395,362	$456,692		$844,755	$305,462	$539,293

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ending January 31:

Amortization Expense
2025 (three months remaining)	$31,952
2026	124,611
2027	79,084
2028	38,378
2029	28,308
Thereafter	77,814
Total future amortization	$380,147

Amortization expense related to intangible assets in the aggregate was $31.8 million, $95.2 million, $38.6 million and $116.1 million for the three and nine months ended October 31, 2024 and the three and nine months ended October 31, 2023, respectively.

A roll forward of goodwill is as follows (in thousands):

	Talent Development Solutions	Global Knowledge	Consolidated
Goodwill January 31, 2024	$287,650	$29,421	$317,071
Increase (decrease)	—	—	—
Goodwill October 31, 2024	$287,650	$29,421	$317,071

Accumulated impairment, October 31, 2024	$698,405	$84,694	$783,099

(4)    Taxes

For the three and nine months ended October 31, 2024, for continuing operations, the Company recorded a tax benefit of $1.9 million and $5.5 million, respectively, on a pretax loss of $25.5 million and $96.3 million, respectively. For the three and nine months ended October 31, 2023, for continuing operations, the Company recorded a tax benefit of $2.5 million and $8.7 million, respectively, on a pretax loss of $30.2 million and $112.0 million, respectively. For each period, the tax benefit reflects the effect of non-deductible items, current period changes in the Company’s valuation allowance on its deferred tax assets and the impact of foreign tax rate differential.

(5)    Restructuring

During the three and nine months ended October 31, 2024 and October 31, 2023, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. These strategic initiatives included the comprehensive resource reallocation plan the Company announced on July 11, 2024.

The following is a summary of restructuring charges by segment for the three and nine months ended October 31, 2024 and October 31, 2023 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Talent Development Solutions	$1,645	$123	$11,659	$5,563
Global Knowledge	1,450	750	3,702	3,029
Total	$3,095	$873	$15,361	$8,592

These restructuring charges are presented separately in the accompanying condensed consolidated statements of operations. The restructuring charges for the nine months ended October 31, 2024 and October 31, 2023 are substantially all related to severance costs of terminated employees and lease termination and lease impairment charges. As of  October 31, 2024 and January 31, 2024, the Company had restructuring charge liabilities of $3.7 million and $3.3 million, respectively. Management anticipates further restructuring charges during the remainder of fiscal 2025 as the identified resource reallocation measures initiated in mid- July 2024 are fully implemented.

(6)    Commitments and Contingencies

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

(7)    Long-Term Debt

Debt consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Term Loan - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loan - long-term portion	$583,394	$588,197
Original issue discount - long-term portion	(5,886)	(6,942)
Deferred financing costs - long-term portion	(3,196)	(3,768)
Long-term debt	$574,312	$577,487

The Company’s debt outstanding as of October 31, 2024 matures as shown below (in thousands):

Future principal payments due for fiscal years ending January 31:
2025 (three months remaining)	$1,601
2026	4,803
2027	6,404
2028	8,005
2029	568,985
Thereafter	—
Total payments	589,798
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(9,082)
Long-term portion	$574,312

Refer to Note 14 “Long-Term Debt” in our 2024 Form 10-K for information regarding the Company's term loan and accounts receivable facility (prior to the amendment discussed below).

We also have access to up to $75.0 million of borrowings under our accounts receivable facility. In November 2024, the accounts receivable facility was amended to, among other things, extend the maturity to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt, reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum, increase the highest advance rate from 85% to 90%, reduce the minimum outstanding balance requirement from $10 million to $1 million, and allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. The reserve balance associated with the accounts receivable facility was $1.5 million on  October 31, 2024 and is classified as restricted cash on the condensed consolidated balance sheet. The interest rate on borrowings outstanding under the accounts receivable facility was 7.82% on  October 31, 2024. As of October 31, 2024, $10.0 million was drawn under the accounts receivable facility and is classified as a current liability on the balance sheet.

(8)    Shareholders’ Equity

Common Stock

As of October 31, 2024, the Company’s authorized share capital consisted of 18,750,000 shares of Class A common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 8,576,683 shares of Class A common stock were issued, and 8,276,906 shares were outstanding. As of October 31, 2024, the Company had no shares of preferred stock or Class C common stock outstanding. Except as required by law, holders of shares of Class C common stock are not entitled to vote any such shares.

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

Share Repurchase Authorization

On July 10, 2024, the Company’s board of directors authorized Skillsoft to repurchase up to $10 million of its Class A common stock, with an objective to manage potential dilution from future vesting of employee equity grants. The share repurchase authorization will terminate on July 11, 2028 and does not obligate the Company to purchase any minimum number of shares of Common Stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of October 31, 2024, no Class A common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended October 31,
	2024			2023
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(15,873)	$—	$(15,873)	$(13,423)	$—	$(13,423)
Translation adjustment	(25)	—	(25)	(2,650)	—	(2,650)
Balance as of end-of-period	$(15,898)	$—	$(15,898)	$(16,073)	$—	$(16,073)

	Nine Months Ended October 31,
	2024			2023
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,050)	$—	$(13,050)	$(14,794)	$—	$(14,794)
Translation adjustment	(2,848)	—	(2,848)	(1,279)	—	(1,279)
Balance as of end-of-period	$(15,898)	$—	$(15,898)	$(16,073)	$—	$(16,073)

(9)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of October 31, 2024, a total of 948,801 shares of common stock were available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan provides for the inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with the Company, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of October 31, 2024, a total of 110,000 shares of common stock were available for issuance under the Inducement Plan.

Stock Options

Under the 2020 Plan, all employees are eligible to receive incentive share options, and all employees, directors and consultants are eligible to receive non-statutory share options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionee’s death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following summarizes the stock option activity for the nine months ended October 31, 2024:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2024	88,850	$215.00	7.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(17,649)	215.00	—	—
Expired	(40,451)	215.00	—	—
Outstanding, October 31, 2024	30,750	215.00	6.6	—

Vested and exercisable, October 31, 2024	24,986	215.00	6.6	—

The total unrecognized equity-based compensation costs related to the stock options was $0.3 million based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 0.6 years.

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

The following summarizes the time-based RSU activity for the nine months ended October 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	735,998	$64.77	$10,319
Granted	1,094,736	15.07	—
Vested	(291,460)	66.13	—
Forfeited	(158,901)	63.43	—
Unvested balance, October 31, 2024	1,380,373	25.22	21,078

The total unrecognized stock-based compensation costs related to time-based RSUs was $29.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Market-Based Restricted Stock Units

Market-based restricted stock units (“MBRSUs”) vest over a three or four-year performance period, subject to continued employment through each anniversary and achievement of market conditions, specifically the Company’s stock price and an objective relative total shareholder return. The fair value of MBRSUs that include vesting based on market conditions are estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following summarizes the MBRSUs activity for the nine months ended October 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	182,742	$72.60	$2,562
Granted	10,000	12.94	—
Vested	—	—	—
Forfeited	(84,919)	78.79	—
Unvested balance, October 31, 2024	107,823	62.19	1,646

The total unrecognized stock-based compensation costs related to MBRSUs was $1.0 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Performance-Based Restricted Stock Units

Performance-based restricted stock units (“PBRSUs”) vest over a two-year period, subject to continued employment through each anniversary and achievement of specified corporate goals during a less than one-year performance-period. The expense and shares for our PBRSU awards depends on achievement of specified results and the ultimate expense and shares can range from 0% to 200% of target.

The following summarizes the PBRSUs activity for the nine months ended October 31, 2024:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	—	$—	$—
Granted (1)	10,000	11.25	—
Vested	—	—	—
Forfeited	—	—	—
Unvested balance, October 31, 2024	10,000	11.25	153

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Liability-Classified Market-Based Awards

In the third quarter of fiscal 2025, the Company granted market-based awards, intended to be settled in cash upon vesting. These awards are classified as liabilities and remeasured at fair value using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The market-based awards potentially vest over two-year to four-year service periods, subject to continued employment and from a market perspective the appreciation of the Company’s share price.

The following summarizes the liability-classified performance award balances as of  October 31, 2024 (in thousands):

Estimated liability	$391
Estimated unrecognized compensation cost (1)	3,475

(1) Expected to be recognized over a weighted-average period of 0.7 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenues	$149	$128	$447	$463
Content and software development	1,268	1,569	3,472	5,325
Selling and marketing	898	1,421	2,951	2,436
General and administrative (1)	1,331	4,845	3,115	14,693
Total	$3,646	$7,963	$9,985	$22,917

(1) Stock-based compensation expense during the nine months ended October 31, 2024 was reduced by $6.0 million due to forfeitures of share-based payments, including unvested equity-based awards associated with the former Chief Executive Officer whose employment with the Company ended on May 9, 2024.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by type for the three and nine months ended October 31, 2024 and October 31, 2023 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
SaaS subscription services	$97,123	$96,085	$285,927	$287,936
Virtual, on-demand and classroom	34,227	37,824	94,516	112,804
Professional services	5,875	5,047	16,798	14,957
Total net revenues	$137,225	$138,956	$397,241	$415,697

Generally, SaaS subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the three and nine months ended October 31, 2024 and October 31, 2023 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
United States	$88,960	$92,587	$262,292	$274,610
Europe, Middle East and Africa	35,335	34,475	99,137	104,751
Other Americas	7,234	6,714	19,130	21,041
Asia-Pacific	5,696	5,180	16,682	15,295
Total net revenues	$137,225	$138,956	$397,241	$415,697

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the nine months ended October 31, 2024 was as follows (in thousands):

Deferred revenue as of January 31, 2024	$284,972
Billings deferred	317,738
Recognition of prior deferred revenue	(397,241)
Deferred revenue as of October 31, 2024	$205,469

Deferred revenue performance obligations relate predominantly to time-based SaaS subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition costs are included within prepaid expenses and other current assets and other assets on the Company's condensed consolidated balance sheets. Amortization of deferred contract acquisition costs is included within sales and marketing expense in the condensed consolidated statements of operations.

Deferred contract acquisition cost activity for the nine months ended October 31, 2024 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2024	$36,667
Contract acquisition costs	12,733
Recognition of contract acquisition costs	(17,587)
Deferred contract acquisition costs as of October 31, 2024	$31,813

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

The following summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2024 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$97,921	$—	$—	$97,921
Restricted cash	3,881	—	—	3,881
Interest rate swaps - asset (liability)	—	1,620	—	1,620
Market-based award liability	—	391	—	391
Total assets and (liabilities) recorded at fair value	$101,802	$2,011	$—	$103,813

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash agreed to the estimated fair value as of October 31, 2024. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” in our 2024 Form 10-K for additional detail.

Interest Rate Swaps

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate (“SOFR”)-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional value of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the exposure to changes in interest payments, attributable to fluctuations in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the interest rate swaps are recorded in earnings each period. For the three and nine months ended October 31, 2024, the Company recognized a non-cash gain (loss) of ($0.8) million and $0.4 million attributable to the Interest Rate Swaps, respectively. For the three and nine months ended October 31, 2023, the Company recognized a non-cash gain (loss) of $4.0 million and $11.2 million attributable to the Interest Rate Swaps, respectively.

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

Liability-Classified Market-Based Awards

The fair value of the liability-classified market-based awards are determined using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The most significant inputs for determining the fair value either originate from the grant agreement (e.g., stock price hurdles, vesting amounts, and service dates) or are derived from or corroborated by observable market data (e.g., interest rates, stock prices, equity risk, market betas, size premiums, average stock volatility); therefore we have classified the fair value measurement as Level 2. Refer to Note 9 "Stock-Based Compensation" above for additional information related to the liability-classified market-based awards.

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  October 31, 2024, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal as of October 31, 2024 was $480.0 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

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

The following presents summary results for each of the segments for the three and nine months ended October 31, 2024 and October 31, 2023 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Talent Development Solutions
Revenues	$102,998	$101,132	$302,725	$302,893
Operating expenses	112,344	122,036	353,493	373,637
Operating income (loss)	(9,346)	(20,904)	(50,768)	(70,744)
Global Knowledge
Revenues	34,227	37,824	94,516	112,804
Operating expenses	34,058	36,791	96,085	122,611
Operating income (loss)	169	1,033	(1,569)	(9,807)
Consolidated
Revenues	137,225	138,956	397,241	415,697
Operating expenses	146,402	158,827	449,578	496,248
Operating income (loss)	(9,177)	(19,871)	(52,337)	(80,551)
Other income (expense), net	(538)	19	1,261	(1,290)
Interest expense, net	(14,921)	(15,432)	(45,641)	(46,107)
Fair value adjustment of warrants	—	1,105	—	4,750
Fair value adjustment of interest rate swaps	(822)	3,981	418	11,186
Income (loss) before provision for (benefit from) income taxes	(25,458)	(30,198)	(96,299)	(112,012)
Provision for (benefit from) income taxes	(1,859)	(2,462)	(5,498)	(8,735)
Net income (loss) from continuing operations	(23,599)	(27,736)	(90,801)	(103,277)
Gain (loss) on sale of business	—	—	—	(682)
Net income (loss)	$(23,599)	$(27,736)	$(90,801)	$(103,959)

Talent Development Solutions’ segment depreciation for the three and nine months ended October 31, 2024 was $0.7 million and $1.7 million, respectively. Talent Development Solutions’ segment depreciation for the three and nine months ended October 31, 2023 was $0.7 million and $2.1 million, respectively.

Global Knowledge’s segment depreciation for the three and nine months ended October 31, 2024 was $0.3 million and $0.7 million, respectively. Global Knowledge’s segment depreciation for the three and nine months ended October 31, 2023 was $0.4 million and $0.5 million, respectively.

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of  October 31, 2024 and January 31, 2024 (in thousands):

	October 31, 2024	January 31, 2024
Talent Development Solutions	$955,347	$1,168,671
Global Knowledge	98,184	104,963
Total assets	$1,053,531	$1,273,634

The following sets forth the Company’s long-lived tangible assets by geographic region as of  October 31, 2024 and January 31, 2024 (in thousands):

	October 31, 2024	January 31, 2024
United States	$1,271	$3,311
Rest of world	2,272	3,328
Total long-lived tangible assets	$3,543	$6,639

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

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income (loss) from continuing operations	$(23,599)	$(27,736)	$(90,801)	$(103,277)
Net income (loss) from discontinued operations	—	—	—	(682)
Net income (loss)	$(23,599)	$(27,736)	$(90,801)	$(103,959)

Weighted average common shares outstanding:
Basic and diluted	8,239,564	8,047,497	8,170,344	8,043,712

Net income (loss) per share:
Basic and diluted - Continuing operations	$(2.86)	$(3.45)	$(11.11)	$(12.84)
Basic and diluted - Discontinued operations	—	—	—	(0.08)
Basic and diluted	$(2.86)	$(3.45)	$(11.11)	$(12.92)

During the three and nine months ended October 31, 2024 and October 31, 2023, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Common stock underlying warrants	3,098	3,098	3,098	3,098
RSUs	1,310	1,066	1,205	806
Liability-classified performance award (1)	84	-	28	-
Stock options	34	99	60	107
Total	4,526	4,263	4,391	4,011

(1) Intended to be settled in cash upon vesting.

(14)    Related Party Transactions

Agreement with Largest Shareholder

On January 31, 2022, Skillsoft entered into a commercial agreement to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.7 million over three years.

(15)    Subsequent Events

Refer to Note 7 "Long-Term Debt" above for information related to the accounts receivable facility, which was amended in November 2024.

In addition to the above, the Company has completed an evaluation of all subsequent events after the balance sheet date of October 31, 2024 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Skillsoft Corp. as of October 31, 2024, compared with January 31, 2024, and the results of operations for the three and nine months ended October 31, 2024, compared with the corresponding periods in 2023. Unless otherwise stated or the context otherwise requires, “Skillsoft”, “Company”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries.

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

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	25.0%	26.2%	25.5%	27.6%
Content and software development	10.9%	11.6%	11.4%	12.3%
Selling and marketing	28.9%	31.7%	30.9%	31.3%
General and administrative	15.8%	16.1%	16.7%	17.4%
Amortization of intangible assets	23.2%	27.8%	24.0%	27.9%
Acquisition and integration related costs	0.7%	0.4%	0.8%	0.7%
Restructuring	2.3%	0.6%	3.9%	2.1%
Total operating expenses	106.8%	114.4%	113.2%	119.3%
Operating income (loss)	(6.8)%	(14.4)%	(13.2)%	(19.3)%
Other income (expense), net	(0.4)%	0.0%	0.3%	(0.3)%
Fair value adjustment of warrants	0.0%	0.8%	0.0%	1.1%
Fair value adjustment of interest rate swaps	(0.6)%	2.9%	0.1%	2.7%
Interest income	0.7%	0.8%	0.7%	0.6%
Interest expense	(11.5)%	(11.9)%	(12.2)%	(11.7)%
Income (loss) before provision for (benefit from) income taxes	(18.6)%	(21.8)%	(24.3)%	(26.9)%
Provision for (benefit from) income taxes	(1.4)%	(1.8)%	(1.4)%	(2.1)%
Income (loss) from continuing operations	(17.2)%	(20.0)%	(22.9)%	(24.8)%
Gain (loss) on sale of business	0.0%	0.0%	0.0%	(0.2)%
Net income (loss)	(17.2)%	(20.0)%	(22.9)%	(25.0)%

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

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
SaaS subscription revenues:
Talent Development Solutions	$97,123	$96,085	$1,038	1.1%	$285,927	$287,936	$(2,009)	(0.7)%
Total subscription revenues	97,123	96,085	1,038	1.1%	285,927	287,936	(2,009)	(0.7)%
Non-subscription revenues:
Global Knowledge	34,227	37,824	(3,597)	(9.5)%	94,516	112,804	(18,288)	(16.2)%
Talent Development Solutions	5,875	5,047	828	16.4%	16,798	14,957	1,841	12.3%
Total non-subscription revenues	40,102	42,871	(2,769)	(6.5)%	111,314	127,761	(16,447)	(12.9)%
Total revenues	$137,225	$138,956	$(1,731)	(1.2)%	$397,241	$415,697	$(18,456)	(4.4)%

The total decline in revenues, when comparing the three and nine months ended October 31, 2024 and 2023, in our Global Knowledge segment was primarily due to weaker market demand, as well as a higher mix of reseller business, which is recorded in revenue net of fees. For Talent Development Solutions, when comparing the three months ended October 31, 2024 and 2023, revenues increased due to our efforts to capitalize on the market shift from learning and skills to talent development, which we discussed at the Company's July 11, 2024 Investor Day. When comparing the nine months ended October 31, 2024 and 2023, the slight reduction in our Talent Development Solutions segment total revenues was primarily the result of actions taken by us to focus on the more profitable parts of this market, mostly offset by capitalizing on the aforementioned market shift to achieve revenue growth.

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

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Cost of revenues	$34,312	$36,407	$(2,095)	(5.8)%	$101,254	$114,698	$(13,444)	(11.7)%
Content and software development expenses	14,937	16,126	(1,189)	(7.4)%	45,436	51,024	(5,588)	(11.0)%
Selling and marketing expenses	39,615	43,983	(4,368)	(9.9)%	122,591	130,321	(7,730)	(5.9)%
General and administrative expenses	21,686	22,308	(622)	(2.8)%	66,390	72,689	(6,299)	(8.7)%
Amortization of intangible assets	31,826	38,620	(6,794)	(17.6)%	95,197	116,086	(20,889)	(18.0)%
Acquisition and integration related costs	931	510	421	82.5%	3,349	2,838	511	18.0%
Restructuring	3,095	873	2,222	254.5%	15,361	8,592	6,769	78.8%
Total operating expenses	$146,402	$158,827	$(12,425)	(7.8)%	$449,578	$496,248	$(46,670)	(9.4)%

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

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Courseware, instructor fees and outside services	$17,913	$18,215	$(302)	(1.7)%	$50,087	$61,343	$(11,256)	(18.3)%
Compensation and benefits	12,407	14,145	(1,738)	(12.3)%	39,426	41,684	(2,258)	(5.4)%
Hosting and software maintenance	2,989	2,742	247	9.0%	8,867	8,527	340	4.0%
Facilities, utilities and other	1,003	1,305	(302)	(23.1)%	2,874	3,144	(270)	(8.6)%
Total cost of revenues	$34,312	$36,407	$(2,095)	(5.8)%	$101,254	$114,698	$(13,444)	(11.7)%

The decreases in courseware, instructor fees and outside services and compensation and benefits, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, were primarily attributable to the comprehensive resource reallocation plan discussed above and the decline in our Global Knowledge segment revenues as discussed in Subscription and Non-Subscription Revenue above. The decrease in facilities and utilities expenses, when comparing the three and nine months ended October 31, 2024 to the same period in 2023, was primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in hosting and software maintenance, which were primarily due to investments in technology.

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

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$11,856	$11,690	$166	1.4%	$34,818	$37,694	$(2,876)	(7.6)%
Consulting and outside services	2,048	3,147	(1,099)	(34.9)%	7,449	8,424	(975)	(11.6)%
Facilities, utilities and other	200	627	(427)	(68.1)%	761	2,717	(1,956)	(72.0)%
Software maintenance	833	662	171	25.8%	2,408	2,189	219	10.0%
Total content and software development expenses	$14,937	$16,126	$(1,189)	(7.4)%	$45,436	$51,024	$(5,588)	(11.0)%

The decreases in compensation and benefits and consulting and outside services, when comparing the nine months ended October 31, 2024 to the same periods in 2023, were primarily attributable to the comprehensive resource reallocation plan discussed above and lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decrease in facilities and utilities expenses, when comparing these same periods, was primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in software maintenance, which were primarily due to investments in technology.

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

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$29,059	$30,483	$(1,424)	(4.7)%	$90,216	$91,353	$(1,137)	(1.2)%
Advertising and promotions	5,307	7,581	(2,274)	(30.0)%	17,040	21,886	(4,846)	(22.1)%
Software maintenance	3,869	3,357	512	15.3%	11,205	9,576	1,629	17.0%
Consulting and outside services	833	1,198	(365)	(30.5)%	2,265	3,640	(1,375)	(37.8)%
Facilities, utilities and other	547	1,364	(817)	(59.9)%	1,865	3,866	(2,001)	(51.8)%
Total S&M expenses	$39,615	$43,983	$(4,368)	(9.9)%	$122,591	$130,321	$(7,730)	(5.9)%

The decreases in compensation and benefits, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, were primarily attributable to the comprehensive resource reallocation plan discussed above, partially offset by the result of an S&M executive's forfeiture of a share-based payment award that lowered stock-compensation expense during the nine months ended October 31, 2023. The decreases in advertising and promotions and consulting and outside services, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, were primarily attributable to proactive reductions in branding initiatives and paid media spend. The decrease in facilities and utilities expenses, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, were primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in software maintenance, which was primarily the result of investments in our go-to-market transformation activities and enablement programs.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$14,622	$16,359	$(1,737)	(10.6)%	$43,656	$47,894	$(4,238)	(8.8)%
Consulting and outside services	3,703	3,254	449	13.8%	13,442	14,972	(1,530)	(10.2)%
Insurance	632	730	(98)	(13.4)%	2,075	2,977	(902)	(30.3)%
Facilities, utilities and other	863	671	192	28.6%	2,014	2,848	(834)	(29.3)%
Software maintenance	1,397	1,053	344	32.7%	3,995	3,033	962	31.7%
Franchise, sales, and property tax	469	241	228	94.6%	1,208	965	243	25.2%
Total G&A expenses	$21,686	$22,308	$(622)	(2.8)%	$66,390	$72,689	$(6,299)	(8.7)%

The decreases in compensation and benefits, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, were primarily attributable to the comprehensive resource reallocation plan discussed above and lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. These decreases, when comparing the nine months ended October 31, 2024 to the same period in 2023, was partially offset by severance costs for the former Chief Executive Officer whose employment with the Company ended on May 9, 2024. The Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance, also contributed to the overall decline in G&A expenses. When comparing the nine months ended October 31, 2024 to the same period in 2023, the reduction in consulting and outside services was partially captured by an increase to compensation and benefits expense, even though compensation and benefits expense declined in total as discussed above. Further, the increases in software maintenance, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, primarily reflect investments in technology.

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

The decrease in amortization of intangible assets, when comparing the three and nine months ended October 31, 2024 to the same periods in 2023, was primarily due to certain intangible assets becoming fully amortized or written down as a result of impairment during the fourth quarter of fiscal 2024.

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

Restructuring

As discussed above, on July 11, 2024, the Company announced a comprehensive resource reallocation plan. In connection with this plan and the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model to improve operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. The restructuring charges for the three and nine months ended October 31, 2024 totaling $3.1 million and $15.4 million, respectively, are substantially all related to severance costs of terminated employees and lease termination and lease impairment charges. The restructuring charges for the three and nine months ended October 31, 2023 totaling $0.9 million and $8.6 million, respectively, were substantially all related to severance costs of terminated employees and lease termination and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Other income (expense), net	$(538)	$19	$(557)	(2931.6)%	$1,261	$(1,290)	$2,551	(197.8)%
Interest income	924	1,060	(136)	(12.8)%	2,897	2,576	321	12.5%
Interest expense	(15,845)	(16,492)	647	(3.9)%	(48,538)	(48,683)	145	(0.3)%

The other income (expense), net was primarily the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuates as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the nine months ended October 31, 2024 compared to the corresponding prior year period, increased primarily due to the use of money market investments to realize increased returns on cash balances. The decrease in interest expense, when comparing the three and nine months ended October 31, 2024 to the corresponding periods in 2023, was primarily due to the decision to reduce the borrowings under the accounts receivable facility during the three months ended October 31, 2024. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during the three and nine months ended October 31, 2023. As of January 31, 2024, the fair value of our liability-classified warrants was insignificant, however prior to then they were marked-to-market at each balance sheet date, with gains and losses being recorded in current period earnings.

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

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during the nine months ended October 31, 2024 and 2023.

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

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended October 31,		Increase	Percent	Nine Months Ended October 31,		Increase	Percent
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Provision for (benefit from) income taxes	$(1,859)	$(2,462)	$603	(24.5)%	$(5,498)	$(8,735)	$3,237	(37.1)%
Effective income tax rate	7.3%	8.2%			5.7%	7.8%

The effective income tax rate for the three and nine months ended October 31, 2024 and 2023 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions, and changes in the valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of October 31, 2024, we had $97.9 million of cash and cash equivalents on hand. Our investment policy is approved by the Board of Directors and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Pursuant to this policy, as of October 31, 2024, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility, supplemented with borrowings under our accounts receivable facility. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available.

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

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable facility. In November 2024, the accounts receivable facility was amended to, among other things, extend the maturity to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt, reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum, increase the highest advance rate from 85% to 90%, reduce the minimum outstanding balance requirement from $10 million to $1 million, and allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of October 31, 2024, $10.0 million was drawn under our accounts receivable facility.

Share Repurchase Authorization

On July 10, 2024, the Board of Directors authorized and approved a share repurchase authorization for up to $10 million of the Company’s outstanding shares of Class A common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of Class A common stock in the open market, in private negotiated transactions, or by other means from time to time. We cannot predict when or if we will repurchase any shares of Class A common stock. The timing and number of shares of Class A common stock that may be purchased will depend on a variety of factors, including the share price of the Class A common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of Class A common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of October 31, 2024, no Class A common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2024	2023
Net cash provided by (used in) operating activities	$12,214	$(8,681)
Net cash provided by (used in) investing activities	(13,828)	(16,945)
Net cash provided by (used in) financing activities	(40,826)	(13,497)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,281)	(1,674)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(44,721)	$(40,797)

Cash flows from operating activities

The increase in cash flows from operating activities in the nine months ended October 31, 2024 compared to the same period in 2023, was primarily attributable to the comprehensive resource reallocation plan discussed above and the result of the timing of working capital settlements.

Cash flows from investing activities

Cash flows from investing activities in the nine months ended October 31, 2024 include $13.0 million of cash payments for internally developed software.

Cash flows from investing activities for the nine months ended October 31, 2023 include $8.1 million of cash payments for internally developed software and net cash transferred of $5.1 million related to the completion of the SumTotal sale.

Our purchases of property and equipment largely consist of computer hardware and software, as well as capitalized software development costs, to support content and software development activities.

The decrease in cash flows used in investing activities was primarily due to the purchase of property and equipment and the sale of our former SumTotal business during the nine months ended October 31, 2023, partially offset by our increased investment in internally developed software during the nine months ended October 31, 2024.

Cash flows from financing activities

Cash flows from financing activities consist primarily of borrowings and repayments under our debt facilities and our accounts receivable facility, and payments for share repurchases.

The increase in cash flows used in financing activities was primarily due to payments on our accounts receivable facility during the nine months ended October 31, 2024, partially offset by the acquisition of treasury stock during the nine months ended October 31, 2023.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of October 31, 2024 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Term Loan Facility	$589,798	$1,601	$11,207	$576,990	$—
Operating leases	10,541	801	3,726	2,844	3,170
Total	$600,339	$2,402	$14,933	$579,834	$3,170

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

Based on the balance of our long-term debt and accounts receivable facility and taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $3.0 million additional or lower pre-tax interest expense on an annualized basis, respectively. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 and Note 11, respectively, to our condensed consolidated financial statements.

Based on the balance of our cash and cash equivalents, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.5 million increase or decrease, respectively, on our interest income on an annualized basis.

Our interest rate swaps are not designated for hedge accounting and are carried on the statement of financial position at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $7.0 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps at a point in time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2024. The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 31, 2024.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the three and nine months ended October 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the three and nine months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following list includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.1#^	Letter Agreement to Serve as Chair and CEO dated September 4, 2024, between Ronald W. Hovsepian and Skillsoft Corp	10-Q	001-38960	10.4	09/09/2024
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

^ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: December 10, 2024	By:	/s/ Richard George Walker
Richard George Walker Chief Financial Officer (Principal Financial Officer)