Form 10-K
period 2025-01-31
Skillsoft Corp.
filed 2025-04-14
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended January 31, 2025

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
Emerging growth company ☐

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on July 31, 2024 (the last day of the registrant’s most recently completed second fiscal quarter) was: $60.4 million.

The number of shares of registrant’s common stock outstanding as of April 7, 2025 was: 8,320,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SKILLSOFT CORP.

FORM 10‑K

INDEX

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Form 10‑K” or “Annual Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For all such statements, we claim the protection of the safe harbor for forward-looking statements provided by such sections and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include, but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, future share repurchases, anticipated financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive position, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcomes of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, and our expectations and intentions. Forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “continue,” “project,” “forecast,” “seek,” “outlook,” “target,” goal,” “objective,” “potential,” “possible,” “probably,” or similar expressions, or employ such future or conditional verbs as “may,” “might,” “will,” “could,” “should” or “would,” or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature, and we caution you against unduly relying on these forward-looking statements.

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

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

INDUSTRY AND MARKET DATA

Within this Form 10-K, we reference information and statistics regarding market share, industry data and our market position. Certain of this information has been obtained from various independent third-party sources, including independent industry publications, news reports, reports by market research firms and other independent sources. We believe that these external sources and estimates are reliable, but have not independently verified them. In addition, certain of this information and statistics are based on our own internal surveys and assessments, which are developed in good faith using reasonable estimates. The information is based on the most current data available to us and our estimates regarding market position or other industry statistics included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

PART I

As used throughout this Annual Report: (i) Skillsoft Corp. (together with its consolidated subsidiaries) are referred to as “Skillsoft,” “we,” “us,” “our” or the “Company”); and (ii) “fiscal 2025” refers to our fiscal year ended January 31, 2025; “fiscal 2024” refers to our fiscal year ended January 31, 2024, and “fiscal 2023” refers to our fiscal year ended January 31, 2023.

Item 1. Business

We were originally incorporated in Delaware on April 11, 2019 under the name “Hornblower Acquisition Corp.” Our name was changed to “Churchill Capital Corp II” on June 26, 2019, and to Skillsoft Corp. on June 11, 2021 (upon completion of our business combination with Software Luxembourg Holding S.A.).

OVERVIEW

Skillsoft empowers organizations and learners to unlock their full potential by delivering personalized, interactive learning experiences and enterprise-ready solutions. Powered by artificial intelligence ("AI") and strengthened by a broad ecosystem of partners, the Skillsoft platform helps customers solve some of today’s most complex business challenges including bridging skill gaps, improving talent retention, driving digital transformation, and future-proofing the workforce. Skillsoft is the talent development partner of choice for thousands of organizations – including 60% of the Fortune 100 – and serves a global community of more than 95 million learners.

Integral to who we are as a company is a core belief in the transformative power of people coming together through professional development and career opportunities.

We believe that Skillsoft’s unique capabilities set us apart as a trusted partner for workforce transformation and preparedness:

●	Measurable Outcomes: We don’t just deliver training; we measure and optimize for real business impact.
●	Technological Innovation: With AI-powered personalization and dynamic content curation, we help to prepare organizations for the future.
●	Blended Learning Experiences: From leadership development to technical training, our solutions combine coaching, assessments, and benchmarking for a 360° approach to talent development.
●	Enterprise Scalability: Skillsoft’s solutions are built to serve the needs of the Global 5000, empowering organizations to scale learning across dispersed and hybrid teams.

OUR BUSINESS MODEL

Skillsoft has two operating and reportable segments: (i) Talent Development Solutions (“TDS”), which is comprised of both our Organization Platform and Learner Platform, and (ii) Global Knowledge ("GK"), or our instructor-led training ("ILT") platform. These two businesses are highly complementary and give Skillsoft a differentiated value proposition.

Skillsoft's TDS segment brings a strong foundation of products and customers. Our TDS enterprise-grade solution serves more than 3,000 customers and 38 million employees worldwide. Our TDS Learner Platform is a world-renowned consumer scale and experience learner platform that serves more than 58 million learners worldwide. We deliver AI-led, interactive, and multi-modal experiences, a premium technology learning brand, outcome-based learning through benchmarks, enterprise grade security and integrations, and extensive coverage of topics across business, technology, and compliance skills.

Our GK segment is centered around ILT, or live learning, with face-to-face delivery by experienced instructors, both in-person and virtually. GK is the live learning partner of choice for 50% of the Fortune 1000 corporations with a large, but focused, schedule of vendor-authored and certified courses utilizing certified instructors. The quality and consistency of trainers, the access to quality content and interactive labs from the world’s largest vendors, and a market-leading blended proposition with TDS define GK’s uniqueness in the market. Additionally, a key attribute to the success of GK continues to be our strong partnerships with the world’s leading technology companies and certification authorities.

With our approach, we believe that Skillsoft is naturally positioned to become a leading talent development partner to the organization and lifelong learner. By partnering with Skillsoft, our customers can realize:

●	Demonstratable return on investment ("ROI") for workforce transformation, leadership development, and success planning;
●	A unified learner experience across modalities, as well as a unified organizational experience across the talent lifecycle through our partner ecosystem;
●	A highly secure platform and tools to drive integration of talent lifecycle for organizations and learners; and
●	AI-centric innovations across learning experiences, the talent lifecycle, and partners.

OUR ENTERPRISE PLATFORM AND CAPABILITIES

Skillsoft provides more than 300,000 learning assets and more than 225,000 hours of learning experiences designed to help organizations and learners build critical technology, leadership, business, and compliance skills. Our AI-driven, immersive organizational platform, Percipio, makes skilling personalized and accessible, offering a blend of self-paced online courses, hands-on practice labs, virtual live online classes, coaching, and more to close skill gaps and mitigate risk. And because it's mobile-first and cloud-based, it's available anytime, anywhere, on any device.

In fiscal 2025, Skillsoft added several new learning experiences to its organization platform including Interactive Skill Benchmarks, AI Learning Assistants, an AI-powered Role Advisor, and enhancements to our AI-powered coach, Skillsoft CAISY™, to help our customers and learners accelerate the development of in-demand skills and position their businesses for the future. Additionally, we announced multiple partnerships and integrations with best-in-class human capital management (“HCM”) software companies such as Workday and SAP SuccessFactors to deliver even more impactful talent development programs. Key capabilities and offerings within the Skillsoft platform include the following.

BENCHMARKS

The ability to benchmark an organization’s overall skills, as well as any given individual on a team, is critical to an organization’s transformational success. Our proprietary Benchmarks take an innovative, criterion-based approach to assessing skill proficiency and provide a starting point on the current state of skills as an overall enterprise, as well as the specific skill levels of individual employees. This baseline enables customers to continually measure the impact skills transformation is having on both the organization and learner.

In fiscal 2025 we released Interactive Benchmarks, which provide a hands-on, dynamic approach to skill assessments built around demonstrable learning outcomes and on-the-job application. Interactive Benchmarks cover crucial technology subjects in AI, programming, data science, and more, with key features including:

●	Interactive Virtual Environments: Enable learners to apply skills in simulated practice scenarios – such as writing and executing code – that mirror real-world projects.
●	Outcome-Oriented Assessments: Emphasize broader learning results to ensure learners grasp core concepts and understand how skills are utilized in their roles.
●	Personalized Results and Feedback: Provide proficiency scores and AI-generated content recommendations based on a learner’s assessment performance for guided upskilling.
●	Dashboards: Provide a comprehensive view of an organization’s skills, helping leaders identify areas of strength or needed improvement and track skill growth.

SKILLSOFT CAISY™ (CONVERSATION AI SIMULATOR)

CAISY™, an AI-powered, experiential coaching solution, eliminates the “trial-by-error” approach in critical workplace conversations by providing a secure environment where employees can simulate discussions, receive real-time feedback, and increase their proficiency in effective communication. Skillsoft recently unveiled multiple new CAISY™ features including:

●	CAISY™ for You: Highly customized scenarios blending practice and role modeling help employees develop skills tailored to their organization’s key needs and use cases.
●

60+ new learning scenarios: Expanded collection of scenarios spanning leadership, risk, and technology topics – ranging from “Handling a Report of Harassment” to “Discussing Compensation” – prepares employees to successfully navigate a wide range of common, yet complex workplace challenges.

SKILLSOFT AI ASSISTANTS

Skillsoft offers a variety of AI Assistants to drive efficiency and deeply personalize the learning experience:

●

The AI Assistant in our Percipio platform is accessible anytime, anywhere, offering a personalized guide to better outcomes by recommending meaningful and relevant learning experiences based on each learner's unique needs.

●

Our AI-assisted search functionality uses GPT technology to improve the discovery of relevant learning experiences by refining ambiguous search queries, recommending related searches, and responding in real time to direct questions.

●

For tech skills, our AI Learning Assistant delivers instant, personalized guidance to help learners work through coding challenges, check the solution code, and explain errors and concepts within seconds — without leaving the platform.

●	Our Skillsoft Coaching AI Assistant helps learners create a personalized coaching plan, providing suggestions based on their role and focus areas for skill development.

COMPLIANCE SUITE

Compliance training has historically been one-size-fits-all, failing to address the varying responsibilities, needs, and nuances of each employee. According to a 2024 risk study by Accenture, research shows that just 37% of leaders are satisfied with their business's ability to develop skills needed to reduce risk. As organizations face tighter budgets, staffing shortages, and increasing regulatory requirements, the need for a flexible, risk-based approach to learning is critical.

Skillsoft’s Compliance Suite is a new offering within the company’s compliance training solution that transforms how customers develop the competencies needed to identify and mitigate business risk and drive measurable change across their workforce. Compliance Suite delivers several new features including:

●	Dynamic Content: enables learning administrators to easily deliver risk-based training programs tailored to each employee’s role, location, responsibilities, regulations, and beyond.
●

A Fully Integrated and Customizable Experience: Skillsoft compliance training is now integrated into Skillsoft’s organizational platform, consolidating all of the company's learning solutions under a single platform.

●	Risk Dashboards & Analytics: Enhanced program dashboards allow administrators to see the progress and effectiveness of compliance assignments.
●

Emerging Risks & Laws: Skillsoft's expanded curriculum covers emerging, critical topics such as the European Union ("EU") AI Act and Canada Law 25, equipping customers with the knowledge needed to navigate complex compliance landscapes effectively.

●

AI-Powered Learning: Skillsoft CAISY™ provides an interactive experience for learners to practice real-world compliance situations in a safe environment, including protecting personally identifiable information (“PII”), delivering respectful communication, and identifying bribes.

ROLE ADVISOR

Research from the Society for Human Resource Management (“SHRM”) showed 55% of employees polled say they need training to perform in their job more effectively, and 38% want training more relevant to their role. Skillsoft is meeting this need with Role Advisor, an AI-powered tool that aligns specific learning experiences with learners' current jobs and career aspirations.

Drawing from Skillsoft's skills dictionary, Role Advisor enables learners to choose from a defined list of more than 200 job roles — ranging from Chief Human Resource Officer to Artificial Intelligence Architect — each tagged with 10 to 20 skills deemed most critical for success and recommended learning experiences. Skillsoft customers using Role Advisor in early access observed that learners who selected a job role were 14% more likely to make learning a recurring habit compared to those without a selected role.

Additional features of Role Advisor include the ability for organizations to automatically match custom job architectures with Skillsoft’s skills taxonomy to deliver even more personalized skilling programs, as well as an Aspirational Role function that allows learners to identify a future job they hope to achieve, compare their skillset to what is required, and receive personalized learning recommendations to guide their transition.

SKILLSOFT COACHING

Skillsoft uniquely partners across all areas of workforce transformation, working with customers to assess and benchmark employees, provide learning, application and a safe space to practice that ensures that initiatives are easy to administer and measure. Our coaching platform consists of enhanced targeted top-tier content, human and AI coaches, and technology that is intended to help to transform people and organizations to drive lasting measurable outcomes.

Skillsoft Coaching leverages our success teams and platform capability to create engagement, focus, visibility and accountability. From the C-suite to individual contributors, our coaching solution scales effortlessly across all organizational tiers. With 10+ years of professional experience themselves, our International Coach Federation ("ICF") and European Mentoring and Coaching Council ("EMCC") coaches have a 98% match success rate.

SKILLSOFT ENTERPRISE INTEGRATIONS

Our enterprise integrations seamlessly blend and deliver measurable interactive learning experiences to an organization's daily-use tools and tech:

●

Learning Platforms: Organizations can integrate Skillsoft with their Learning Management System ("LMS") or Learning Experience Platform ("LXP") to deploy, enable discovery, and track Skillsoft learning experiences with minimal administration.

●

Identity and Access Management: Organizations can drive adoption and speed their learners to their skilling experiences with Security Assertion Markup Language ("SAML") Single Sign-On ("SSO"). Learners can use existing credentials to log into learning applications, ensuring a smoother start to each session.

●	Learning Record Store (“LRS”) Integration: Organizations can capture and analyze outcomes in their LRS regardless of where learners access Skillsoft's interactive learning experiences.
●

Human Capital Management (“HCM”) Integration: Organizations can leverage their HCM data to automate learner and audience management, ensuring every learner has access and that every report accurately reflects the organization.

SKILLSOFT CONTENT MARKETPLACE

Skillsoft's Percipio is an AI-driven open platform that integrates content from leading partners to enable our clients to achieve their strategic outcomes. Partner content is discoverable via search, browse, recommendations, assignments, notifications, and beyond. Skillsoft clients may curate all content, regardless of source, into tailored learning pathways unique to their organization and benefit from automated catalog syncs and tracking in reports and dashboards.

OUR LEARNER PLATFORM

Our learner platform, TDS Learner, delivers a hands-on and comprehensive technology skilling solution for proactive transformation. TDS Learner allows learners to learn, practice, and apply new in-demand technology skills across AI, Machine Learning, Cloud, Cybersecurity, DevOps, Programming, and more, in a unified interactive learning environment.

With deeper integration of generative AI ("GenAI") into TDS Learner, Skillsoft is providing a highly interactive and immersive learning experience to help build critical technology skills to succeed in the era of AI. TDS Learner’s new AI-powered capabilities elevate its interactive-first approach to skilling and help learners increase comprehension, practice and apply skills in simulated work environments, and tackle complex programming problems with greater confidence and efficiency. The enhancements include:

●

Prompt engineering functionality: By accessing ChatGPT directly within TDS Learner, learners can gain hands-on experience using GenAI tools as part of the programming workflow and build critical AI-related skills.

●

Code explanations and project hints: AI-powered coding assistance and an intelligent hint system provide learners with customized and contextualized information based on the state of their code to accelerate projects and improve debugging skills.

●

Mock interview simulator: Building on the company’s GPT-4 powered job-readiness checker, forthcoming mock interviews will help learners strengthen communication skills and prepare for technical interviews to land a new role.

●	Virtual coding assistant: Real-time feedback and custom guidance bring increased interactivity and personalization to learning journeys.

UNLOCKING HUMAN POTENTIAL

SERVING ORGANIZATIONS

We stand at what we see as a pivotal moment in history. The way we work, learn, and grow is being redefined at an unprecedented pace, creating both immense challenges and boundless opportunities. The World Economic Forum's 2025 Future Jobs Report predicts that workers can expect 39% of their existing skill sets to be transformed or outdated in the next five years. A 2025 report by Pearson revealed that inefficient career transitions and learning gaps cost the U.S. economy $1.1 trillion annually, amounting to 5% of the GDP.

As traditional workforce development approaches become less used and organizations and their people need a new way forward, Skillsoft’s mission is clear: to unlock human potential and turn “are you ready?” into “I am prepared.” This is a shift from providing courses to building capabilities that drive business outcomes from delivering training to enabling workforce transformation, and from selling content to partnering in organizational growth.

To survive and thrive in a time of massive skills disruption, we believe virtually every organization needs to commit not just to skilling, but to a workforce transformation. This is why organizations choose Skillsoft: We don't just deliver learning—we drive transformation and growth. Through AI-powered personalization, real-time skill mapping, and adaptive learning paths, we aim to turn potential into performance and learning into measurable business impact. However, as we recognize that organizations may be at different stages of their talent transformation journey, we work with them to develop a strategic, unified, and outcome-driven approach to skill building — a critical element for business success.

SERVING LEARNERS

Notwithstanding recent workforce shifts, both employees and employers continue to look for growth. Whether you're a learner looking to advance your career or an organization striving for transformation, Skillsoft delivers the insights, inspiration, and tools to help you grow.

Through transformative journeys personalized to individual goals, Skillsoft helps catalyze career growth, on-the-job readiness, and deeper engagement with work. We strive to empower learners all around the world.

At Skillsoft, we serve more than 95 million learners, either through their organization’s contractual relationship with Skillsoft or direct-to-consumer through our consumer platform. Learners have access to quality experiences from qualified experts, career mentoring and coaching, and transformative learning experiences to help them hone and build in demand skills, drive their own advancement, and embrace the joy of lifelong learning.

MARKET OPPORTUNITY

The market is rapidly shifting to a holistic talent development lifecycle approach. Our customers are increasingly looking to invest in talent to drive business outcomes and efficient lifecycle management. We believe that Skillsoft is naturally positioned to capitalize on a potential $400 billion market opportunity, as we believe that our interactive, blended learning, and AI-centric solutions position us well to address this market.

We believe that workforce transformation will hinge on an organization's ability to identify skills gaps and fill them. Technology, like GenAI, has become the catalyst to this change, and as a result organizations and learners are struggling to keep pace with its impact, creating what we see as long-term tailwinds for Skillsoft to deliver profitable growth:

●

The global workforce is being radically transformed: 1.1 billion jobs are likely to be transformed by technology in the next decade (World Economic Forum, Reskilling Revolution: Preparing 1 Billion People for Tomorrow’s Economy, 2023);

●

Effective strategies to address skills gaps are paramount: 60% of organizations identify skills gaps as the single most important factor limiting the transformation of their business (World Economic Forum, The Future of Jobs Report, May 2023);

●

Emerging technologies create an opportunity for transformation: 60% of employers expect broadening digital access to redefine their businesses by 2030 (World Economic Forum, Future of Jobs Report, January 2025); and

●

Enterprise learning is a C-suite priority: 85% of employers plan to prioritize upskilling their workforce, with AI and big data, networks and cybersecurity, technological literacy, creative thinking, and resilience, flexibility, and agility being the top five fastest-growing skills (World Economic Forum, Future of Jobs Report, January 2025).

OUR COMPETITION

The corporate digital learning market is large and fragmented. The market is highly competitive and we expect it to remain so due to its highly attractive qualities such as: (i) increased demand for high quality, deep, and broad digital content solutions, (ii) the market’s whitespace opportunity, which we believe is material given the estimated size of the total addressable market and the magnitude of our peers, and (iii) the increased importance of continuous reskilling and upskilling to succeed in a skills-centric economy. Our direct and indirect competitors include, among others:

●	Within our Leadership and Business offering, vendors such as LinkedIn Learning, CrossKnowledge, Harvard ManageMentor, and OpenSesame;
●	Within our Skillsoft Coaching offering, vendors like BetterUp, EZRAx, and CoachHub;
●	Within our Technology Skills offering, vendors such as Pluralsight, Udemy, Safari (O’Reilly), Coursera, and Udacity
●	Within our Compliance offering, vendors such as Navex Global, LRN, SAI Global, J.J. Keller, and UL-PURESafety; and
●	Within our ILT offering, vendors such as Learning Technologies Group, QA, Fast Lane, and Educate 360.

We believe the primary competitive factors within our market include quality and focus of service, unique service capabilities, the ability to release innovative solution updates, breadth of solutions, credibility of provider, industry experience, and price. We believe that our focus on digital learning innovation, extensive portfolio of solutions, motivated sales force, and relationships with leading enterprise organizations and technology partners position us to compete in this market. However, some of our competitors have significantly more marketing and financial resources than we do. Price competition in the industry is intense. We expect that the level of competition could limit our ability to maintain or increase our market share or profitability.

GROWTH STRATEGY

The learning market is large, growing, and rapidly evolving driven by technological change and market factors impacting organizations of all sizes. We’ve identified an opportunity to be more effective and efficient in our talent and market approach. Underpinning our own growth plans are three strategic priorities:

●	Optimizing our go-to-market — This is central to our growth strategy and how we intend to more efficiently and effectively serve organizational and learner needs.
●	Building momentum with talent champions — By understanding where they are in their talent journey.
●	Investing in our partner ecosystem for scalable growth — Our goal is to redefine how we partner and who we partner with, and build the systems, processes, and teams necessary to execute.

GO-TO-MARKET

At Skillsoft, our commitment to serving customers is paramount. We have focused on streamlining the organization by creating two business units – TDS and GK – to simplify our processes across sales, marketing, product development, and back-office operations.

Our customer-centric focus prompts us to meet the customer where they are in their journey and support them to solve their issues in commercially viable and effective ways. Here is how we intend to evolve our go-to-market approach:

●

Elevating the brand - We continue to strategically position Skillsoft for market leadership, especially around AI. Through a combination of social engagement, media coverage, industry awards, the power of outcome-based customer stories, and trusted relationships with third-party validators like Forrester, Gartner, and IDC, we’re elevating our brand globally.

●

Accelerating the engine - We continue to hone in on “Skills Champions” – the organizations that leverage skills development as a strategic advantage, with targeted messaging focused on key topics such as AI adoption, helping to ensure maximum impact and engagement.

●

Activating the consumer flywheel - Our robust consumer flywheel actively engages with TDS Learner users and key buyers, in order to capitalize on the transformative shifts in technical skilling. As an innovation engine, we provide customer feedback and quick signals of demand that we can leverage for enterprise enhancement and prioritization. For Benchmarking and Data, this approach enables us to reach more users and get more insights into what they need.

●

Operationalizing GenAI - We leverage GenAI to enhance productivity, drive efficiencies, and foster innovation within our marketing endeavors. Our customers’ success is our own, and today’s customers are challenged by unprecedented skills disruption. We strive to understand each customer’s business, aligning our solutions with their most pressing current needs and their strategic objectives, and consistently measure our customer's progress to gauge success.

Our customer engagement model, powered by an unwavering commitment to delivering measurable outcomes for our customers, is intended to enable long-term growth. We continue to:

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

●

Utilize Global Partnerships - We have direct sales coverage throughout North America and most of Europe, and dedicated teams in India, Australia/New Zealand, and Singapore. For the remaining markets, particularly the major markets of Asia (Japan, Korea, Southeast Asia), Latin America, the Middle East and Africa, we leverage strategic partnerships with direct resellers and Original Equipment Manufacturers ("OEMs"). Our strategic partner network provides comprehensive global coverage, broadens our market reach, and drives revenue growth.

SEASONALITY

Our business is subject to significant seasonality in bookings and billings, with the fourth fiscal quarter typically representing more than 40% of annual volume. Our TDS segment experiences the most seasonality, with the fourth fiscal quarter typically representing nearly 50% of annual volume. We generally recognize revenue from subscription fees on a straight-line basis over the term of the contract; thus, while our billings are seasonal, revenue recognition is not subject to significant seasonality. However, accounts receivable and deferred revenue balances, as well as cash flow, are impacted significantly by our seasonality.

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

As of January 31, 2025, we did not have any material patents or pending patent applications in the United States or abroad. We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we deem appropriate. We also have common law rights in some unregistered trademarks that were established over years of use.

HUMAN CAPITAL RESOURCES

At Skillsoft, our commitment is to prioritize people. Our workforce is diverse when it comes to experience. We have learning professionals who have been in the industry and at Skillsoft for years, providing us with a wealth of institutional knowledge. We have young “digital natives,” who fuel innovation. We have integrated employees from multiple companies, enabling us to implement a broader set of best practices.

We encourage all of Skillsoft’s employees to take advantage of the same transformative learning experiences we deliver to our enterprise customers worldwide. As of January 31, 2025, we have 2,200 full-time employees, 45 part-time employees, 16 part-time project-based employees, for a total of 2,261 employees. None of our employees are members of unions.

GOVERNMENT REGULATION

As a global company, our operations are subject to a variety of governmental and regulatory requirements. Significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Although we strive to implement quality management systems and internal controls to mitigate our risk of non-compliance, any failure to comply with governmental and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and/or competitive position. Information regarding material effects of government regulations on our business is provided in Section 1A, Risk Factors.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as proxy statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website at investor.skillsoft.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The contents of our website are not, however, a part of this Form 10-K or intended to be incorporated by reference in any other report or document we file with the SEC. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors and elsewhere in this Annual Report or subsequent filings that we make with the SEC, alone or in combination with other events or circumstances, may have a material and adverse effect on our business, cash flows, financial condition, and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements". We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition, and results of operations. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

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

Emerging technologies also impact the competitive landscape for learning and talent development solutions. New content development methodologies and/or features and functionality, including AI and machine learning, that enhance the learner experience could adversely impact our ability to compete in the market. Large language model programs such as OpenAI’s ChatGPT have the potential to decrease the cost of producing content significantly and may decrease the willingness of buyers to purchase learning solutions altogether. New market entrants that provide technologies that improve the content delivery and/or management of learning solutions could also increase the level of competition in the market. In addition, even if companies implement technology-based learning solutions, they may still choose to design, develop, deliver, or manage all or part of their learning and development programs internally. If the shift to technology-based learning is not realized, or if companies do not use the products and services of third parties to develop, deliver, or manage their learning and development needs, then some of our products and services may not achieve commercial success.

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

We incurred net losses of $121.9 million and $349.3 million during fiscal 2025 and fiscal 2024, respectively, and we had an accumulated deficit of $1.4 billion as of January 31, 2025. Our losses may continue as we make significant investments toward growing our business. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, integrating AI in our product offerings, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability, if achieved, more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our business and our Class A common stock ("common stock") could decline significantly, and investors could lose some or all of their investment.

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

Issues in the development and use of AI (including GenAI) and machine learning may result in liability or reputational harm.

We are building AI into many of our products and service offerings. AI presents new risks and challenges that could affect its use or application, and therefore our business. The challenges presented by AI include, but are not limited to, the following:

●	investing in AI is expensive, but insufficient investment in AI may cause us to fall behind competitors;
●	ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to customers and users;
●	the costs of our AI products and services are likely to increase;
●	our AI may fail to work properly or be expensive to maintain;
●	datasets used in AI may be overbroad, insufficient, or contain biased information;
●	content generated by AI systems may be offensive, illegal, or otherwise harmful;
●	intellectual property rights relating to AI are currently unclear;
●	AI developments could subject us to regulatory action, legal liability, new applications of existing data protection, privacy, and intellectual property laws, and other laws;
●	some AI scenarios present ethical issues or may have broad impacts on society;
●	AI solutions may have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues; and
●	the use of AI applications may increase the incidence of cybersecurity incidents.

Demand for our products and services is susceptible to general global market and economic conditions.

Weakness in the United States, the European Union and/or the worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. For example, certain of our key markets, including the United States, have experienced, and may continue to experience, historically high rates of inflation and our operating costs have increased and may continue to increase. We sell our products to business organizations and consumers whose decisions fluctuate based on general economic and business conditions. The revenue growth and potential profitability of our business depends on demand for digital learning content and enterprise human capital management application software generally and for learning and talent development solutions in particular. Companies may not view training products and services as critical to the success of their businesses. If companies experience declines in their business or anticipate that they will experience such declines, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forgo employee education and training expenditures to lower their expenses and may do so before limiting their other expenditures. In addition, during economic or financial downturns, companies may slow the rate at which they pay us or may become unable to pay their debts as they become due, which would have a negative effect on our results of operations and financial condition.

In addition, a portion of our customer contract value is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers globally. To the extent that economic uncertainty or weak economic or financial conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products and services may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and learning and talent development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, including as a result of actions taken by governmental entities, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

New products introduced by us may not be successful.

An important part of our growth strategy is the continued development and enhancement of our existing offerings and the introduction of new learning content and the delivery of enhanced platform features and functionality, which includes the integration of AI in our products and services. These activities can open new revenue streams, ensure the currency of our content portfolio, and support customer renewals and upgrades. Despite our efforts, we cannot assure you that we will be successful in updating and enhancing our current learning assets, developing and introducing new learning content, or delivering enhanced or new platform features and functionality, or that what we develop or introduce will be met with commercial acceptance. The failure to successfully introduce new, and enhance existing, learning content and platform functionality will not only hamper our growth prospects, but may also adversely impact our net income due to the development and marketing expenses associated with those offerings. Further, even if we are successful in introducing new learning content and platform functionality, our new offerings could cannibalize the market share of our existing offerings, resulting in lower growth than anticipated. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

We may be unable to realize intended efficiencies and benefits from our comprehensive resource reallocation plan and go-to-market strategy, which may adversely affect our profitability, financial condition or our business.

To operate more efficiently, we have undertaken a comprehensive resource reallocation plan, which includes reducing and realigning our cost structure, investing into areas of our business that we believe represent opportunities for significant growth, redesigning our go-to-market strategy and strengthening the focus on our core business. If we do not successfully manage our comprehensive resource reallocation plan and go-to-market strategy, our expected efficiencies and benefits might be delayed or not realized. The implementation of our comprehensive resource reallocation plan may also be disruptive to our operations, result in higher than anticipated restructuring charges, and otherwise adversely affect our results of operations and financial condition. Additional risks associated with the continuing impact of our comprehensive resource reallocation plan include employee attrition, the inability to hire new employees in the future, diversion of management attention, and adverse effects on employee morale. In addition, we may incur additional impairment charges related to goodwill or other intangible assets, which may be material and may exceed our current estimates. Furthermore, our ability to complete our comprehensive resource reallocation plan and go-to-market strategy and achieve anticipated benefits within the expected time frame, or at all, is subject to management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Moreover, we could make changes to, or experience delays in executing our plans, which could cause further disruption and additional unanticipated expense, and our business may not be more efficient or effective than prior to their implementation.

Our ILT offering relies on third parties to provide us with learning content and subject matter expertise and have content production relationships with third parties for our courses and learning content, and our relationships with these third parties may be terminated or fail to meet our requirements.

We rely on independent third parties and subject matter experts to provide us with some of the learning content for certain of our courses and learning assets based on learning objectives and specific instructional design templates which we develop. We also have arrangements with content development partners for the production of our learning courseware and other digital learning assets. If these development partners and content providers/subject matter experts were to stop working with us, we cannot predict whether content would be available from reliable alternative sources or that we could enter into development partner relationships on reasonable terms and in a timely manner (or at all). In addition, reliance on third-party subject matter experts and delivery partner organizations that could change their subject matter personnel, content, offerings, leadership, quality, or event schedule at any time, could cause revenue interruption. If one or more of these publishers were to terminate their licenses with us, we may not be able to find substitute publishers for such content or we may be forced to pay increased royalties to these publishers to continue our licenses with them.

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

If material weaknesses in our internal control over financial reporting are identified, we may fail to meet our reporting obligations and our consolidated financial statements may contain a material misstatement, which, could result in the loss of investor confidence and negatively impact our stock price and financial condition.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act ("SOX") requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no system of internal controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Our management has identified and remediated a matter that constituted a material weakness in our internal controls over financial reporting in the past. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate for a variety of reasons, including changes in conditions in our business. Further, additional weaknesses in our disclosure controls and/or internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements. This could also subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock.

Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting each year. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Ineffective disclosure controls and procedures and/or internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Disruption to or failures of our platform and technology could result in our customers becoming unsatisfied with our platform and could harm our reputation.

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

Our platform collects, stores, manages and otherwise processes third-party data, including our customers’ data and our own data. Our products and services, as well as our technologies, systems and networks have been subject to, and may in the future be subject to, cyber-attacks, computer viruses, ransomware or other malware, fraud, worms, social engineering, denial-of-service attacks, malicious software programs, intentional and unintentional insider threats and other cybersecurity incidents that have in the past, and may in the future, result in the unauthorized access, disclosure, acquisition, use, loss or destruction of sensitive personal or business data belonging to us and our customers.

Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, or other third parties on which we rely, by malicious third parties, acting alone or in groups, or by more sophisticated organizations. Cyberattacks may now be crafted with AI tools to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, vulnerabilities could be introduced from the result of incorporating the output of an AI tool, such as AI generated source code, that includes a threat. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine, the military conflicts in the Middle East and other international discord.

New instances of unauthorized access to, or other security breaches of, our platforms or the other systems or networks used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, could result in the loss, compromise or corruption of data, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities.

Our platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, vendor, or contractor error or malfeasance, including as a result of intentional or accidental misuse of authorized access to our systems. Additionally, we and many other companies with whom we interact increasingly rely on automated systems and processes, which creates and heightens certain security threats. Security is one of the learning curricula we provide on our platform, which may cause our platform to be a target for hackers and others, and which may cause our brand, credibility, and reputation to be particularly sensitive to any security breaches. We have incurred and expect to continue to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. However, since the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business.

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

We will need to continue to increase the productivity and enhance the efficiency and effectiveness of our sales and marketing infrastructure in order to grow our customer base and our business. Identifying, recruiting, and onboarding these team members and partners requires significant time, expense, and attention. Our business will be seriously harmed, and our financial resources will be wasted, if our efforts do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management time and attention in order to drive growth. In particular, if we are unable to successfully optimize our sales structure to strengthen core competencies, align incentives, improve retention, and grow new business, we may not be able to significantly increase our revenue, profitability, and/or free cash flows.

Our market share for instructor-led, synchronous, learning may continue to decline.

During fiscal 2025 and fiscal 2024, our GK segment, which accounted for 23.6% of our revenues in fiscal 2025, experienced a decline in bookings and revenue. The future success of our ILT platform will depend on our ability to offer clients the learning solutions they need in the format they desire and trust. It remains unclear what evolving customer preferences will be on the in-classroom learning market and other instructor-led training, including synchronous remote learning.

A loss of our status as an authorized training provider with one or more key technology vendors could adversely affect our business.

Our GK business derives a large portion of its revenue in any financial reporting period from delivering corporate training as an authorized training provider for certain technology companies, and has a concentrated portfolio of relationships with these technology companies. Our status as an authorized training partner for certain key technology companies provides certain benefits, including, among others, the ability to use official curricula created by key technology vendors, to receive subsidies and other financial incentives provided by these technology vendors to support training on their products, representation on official training websites operated by the technology vendors, and the ability to issue certified training certificates from the technology vendors. Our operating results depend to a significant degree on our ability to maintain our status as an authorized training partner with such key technology vendors, and an inability to retain such status, or a significant change in our relationship with one or more of our technology vendors, could significantly reduce our revenue.

Our worldwide operations are subject to risks that could negatively impact our future operating results.

We expect that international operations will continue to account for a large portion of our revenue and are subject to inherent risks, including:

●	difficulties or delays in developing and supporting non-English language versions of our products and services;
●	difficulties in staffing and managing foreign subsidiary operations;
●	multiple, conflicting and changing governmental laws and regulations, including different data privacy and protection laws;
●	the influence of works councils or similar employee representative bodies on the procurement process and customer investment decisions;
●	protectionist laws and business practices that may favor local competitors;
●	difficulties in finding and managing local resellers;
●	labor unrest and differences in regulations and statutes governing employee relations;
●	inflationary trends and rising costs;
●	changes in international political relations;
●	challenges in building and maintaining infrastructure to support operations;
●	foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies;
●	potential adverse tax consequences; and
●	the absence or significant lack of legal protection for intellectual property rights.

Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results. We intend to expand our international operations and continue to establish a worldwide partner and learner base. Our expansion efforts into international markets may not be successful.

Additionally, our business and financial conditions have been, and may continue to be, impacted by worldwide macroeconomic and geopolitical conditions outside of our control, such as inflation, recessionary pressures, interest rate and exchange rate fluctuations, and volatility in global financial markets, including instability in the banking sector. If we are not able to effectively prepare for and respond to changes in such conditions, our business, results of operations and financial condition could be materially adversely impacted.

Increasing scrutiny, complex regulations, and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, and investors related to their sustainability and social impact practices and disclosure. Additionally, public interest and legislative pressure related to public companies’ practices continues to grow along with various changing rules and regulations related to these types of matters from governmental and self-regulatory organizations. Conversely, anti-sustainability and anti-social impact sentiment has gained significant momentum in the United States, with recent executive orders from the new U.S. Administration and actions by the federal and certain state governments targeting various aspects of corporate practices and disclosure. If our practices fail to meet regulatory requirements or investor or other industry stakeholders’ evolving expectations as they relate to the environment, health and safety, human capital management, human rights, product quality, supply chain management, corporate governance and/or transparency, our reputation and employee retention may be negatively impacted, and customers may reduce or be unwilling to do business with us. It is also possible that stakeholders may not be satisfied with our reporting or practices on these topics. As attitudes toward these matters and our approach to these issues evolves, we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholders. If we are unable to successfully manage divergent sustainability and social impact expectations, we could see a deterioration of stakeholder trust and we may be subjected to scrutiny by the government, the media, or various stakeholders in a manner that may adversely impact our reputation, result in the loss of customers or potential customers, lead to government investigations and the potential for fines or other adverse regulatory action, or otherwise adversely affect our business.

Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from pro- and anti-policy stakeholders, as well as the potential for civil investigations and enforcement by governmental authorities. In this regard, any scrutiny by governmental authorities of our human capital and strategic businesses practices, or our product and service offerings, may have a material adverse effect on us, our operations or financial results.

Acquisitions of businesses or technologies may not produce the benefits we anticipate and could harm our current operations.

We may seek to identify and acquire businesses or technologies that will contribute to our future growth. We may not, however, be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. Acquisitions involve numerous risks, including:

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

Goodwill and indefinite-lived intangible recorded in connection with our acquisitions is subject to impairment, which could reduce our earnings.

We review our goodwill and indefinite-lived intangible for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable.

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in the Company’s stock price and market capitalization, competitive market analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting segments declined. As a result, the Company recorded aggregate impairment losses of $202.2 million associated with its goodwill and intangible assets. As of January 31, 2025, the Company has $317.1 million of goodwill and $427.2 million of intangible assets on its balance sheet. Should we experience business challenges or significant negative industry or general economic trends, we may be required to recognize additional impairments to our goodwill and indefinite-lived intangible assets. Any impairment of the value of goodwill or indefinite-lived intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

As of January 1, 2025, we estimated the fair value of our indefinite-lived trademark intangible and, as of such date, the fair value was in excess of the carrying value. However, this excess was not substantial and changes in key assumptions could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

For additional information on goodwill impairments, see Note 5 to our Consolidated Financial Statements.

Our business is subject to the risks of pandemics, earthquakes, wildfire, droughts, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, terrorism or war.

Our operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health emergencies, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. A significant natural disaster, such as a drought, wildfire, severe storm, hurricane, fire or flood, occurring at one of our facilities or where a partner or service provider is located could adversely affect our business, results of operations and financial condition. Climate change could result in an increase in the frequency or severity of natural disasters. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health emergencies, and geopolitical events, such as the war in Ukraine, the on-going conflicts in the Middle East or other parts of the world, could cause disruptions in our businesses, national economies or the world economy as a whole, and may also negatively affect the financial resources available to learners or the operating budgets of our partners or customers, any of which could in turn negatively impact our business and operating results.

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

Legal, Regulatory and Related Risks

Significant changes to the size, structure, powers and operations of the federal, state, and local government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The new U.S. Administration has and continues to implement significant changes related to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. These changes, if implemented and/or maintained, may also have adverse effects on state and local governments that rely on federal funding as well as the economy as a whole, that are difficult to predict.

In addition, U.S. President Trump has recently issued various executive orders which may have an impact on the Company’s operations and financial condition. Certain of these executive orders require federal agencies to terminate any policies, programs, mandates, guidance, regulations, and other actions and orders involving diversity, equity, gender ideology, inclusion and accessibility practices based preferences, and to enforce federal civil rights laws to combat such preferences, mandates, policies, programs and activities of entities operating in the private sector including, but not limited to, entities that contract with the U.S federal government. While the enforceability of the executive orders and the steps that various federal agencies may take in response to them are uncertain at this time, these actions signal a material shift in federal policy that can be expected to have significant implications for the federal, state and local governments as well as the private sector. In addition, the Company maintains significant relationships with various governmental entities and agencies, and with private sector entities that maintain such relationships of their own, and any of these relationships may be adversely impacted by this shift in federal policy. Furthermore, as a U.S. government contractor we may be subject to the recent executive orders and related regulatory changes which may adversely affect various aspects of our operations. In addition, if we fail or are otherwise unable to comply with the new requirements, doing so could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts. Moreover, we may be required to incur significant costs responding to any such activity and our relationships and reputation with existing and prospective customers and third parties with which we do business could be affected as well. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities. Certain of our customers, suppliers, or other stakeholders are also subject to such expectations and risks, which may result in additional or augmented risks to us.

Finally, certain disclosure rules that had been advanced or were under consideration by the regulatory agencies in the last few years (e.g., disclosure rules regarding climate risk, human capital management, and board diversity) have been in some cases, or may be, abandoned by new leadership and or other changes may be implemented, which could impact our expenses and/or results of operations.

Regulatory and legislative developments on the use of AI and machine learning could adversely affect our use of such technologies in our products and services.

We use AI in our product and service offerings and throughout our business generally. As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for AI, machine learning technology, and automated decision making is evolving. It is possible that new laws and regulations will be adopted throughout the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms and the way in which we use AI and machine learning technology. Various U.S. states, including California and Colorado, have also recently adopted laws and regulations applicable to the development and use of AI systems and outputs, and U.S. federal AI legislation has also been introduced in the Senate. Additionally, the European Commission adopted the Artificial Intelligence Act (“AI Act”), which is expected to take full effect in 2026. The AI Act would introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems and may potentially classify certain uses of AI systems in an educational context as high risk. Actual or alleged failures to comply with the AI Act may result in penalties of up to 35 million euros or up to 7% of an operator's total worldwide annual turnover, whichever is greater. The full extent and applicability of these requirements to our business will not be certain until the proposal becomes effective. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Failure or perceived failure to comply with regulations relating to some career training services could result in the imposition of penalties or the interruption of our ability to provide services in certain jurisdictions.

In many jurisdictions in which we operate, some career training services are subject to licensing requirements. We do not believe that the services we provide are subject to such licensing requirements. Regulators have disagreed in the past and may disagree in the future with our assessment regarding the applicability of licensure requirements and take enforcement action against us, including by imposing penalties or prohibiting us from offering career-related training services in a relevant jurisdiction until we are able to obtain the requisite license. For example, regulatory action has in the past been taken against us in respect of licensing requirements applicable to providers of career training services in certain jurisdictions and regulatory inquiries have occasionally been made about our licensure.

Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.

The U.S. federal government and various state governments have adopted or proposed laws and regulations governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the European Union (“EU”) and its member states, the UK, Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the collection, use, disclosure, and other processing of personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex, and their scope and number are expanding, with new laws and regulations proposed frequently. Some of the existing laws and regulations also are frequently updated, at times due to differing economic conditions and changes in political climate, and they are subject to different and sometimes conflicting interpretations. Monitoring and abiding by these laws and regulations entails costs that may be unpredictable, risks of penalties and reputational damage in the event of noncompliance, and may increase the cost and operational complexity of selling and delivering our solutions.

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

In addition, many U.S. states have passed privacy laws giving residents rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, to opt-out of certain personal information sharing, and to receive detailed information about how their personal information is used and disclosed. These state laws have various enforcement mechanisms, including in some cases private rights of action as well as government agency enforcement authorities. Claims against us under these laws and their implementing regulations could expose us to significant fines and judgments, as well as reputational harm. The number of states with such laws has rapidly increased over the past five years and is anticipated to continue to increase. The U.S. Congress, while slower to act in recent years, also may pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our products and services, lead to negative publicity, reduce overall demand for our products and services, make it more difficult to meet expectations of or commitments to customers, require us to take on more onerous obligations in our contracts with customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. These laws could also impact our ability to offer, or our customers’ ability to deploy, our products and services in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the United States or abroad adopt similar or more stringent laws.

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

Although we have taken steps to protect our proprietary rights, these steps may not be adequate. Existing trade secret, copyright, and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services, or technology or obtain and use information that we regard as proprietary. Other parties may also breach protective contracts we have executed or will in the future execute. We may not become aware of, or have adequate remedies in the event of, a breach related to such agreements. Litigation may be necessary in the future to enforce or to determine the validity and scope of our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, such litigation could result in substantial costs and diversion of management and technical resources.

Additionally, third parties have in the past and could in the future claim that our current or future products and services infringe upon their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. The risk of such claims is exacerbated by the fact that certain learning content is provided by third parties over whom we exert limited control. Infringement claims could also result in an injunction barring the sale of our products and services or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us or at all. From time to time, we learn of parties that claim broad intellectual property rights in the learning and talent development area that might implicate our offerings. These parties or others could initiate actions against us in the future.

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

As of January 31, 2025, the Company had U.S. federal, state and foreign net operating loss ("NOL") carryforwards of $229.0 million, $316.1 million and $62.5 million, respectively. If not utilized, our remaining NOL carryforwards will expire at various dates beginning in fiscal 2026 with the remainder not subject to expiration. As such, there is a risk that applicable NOL carryforwards could expire unused and be unavailable to offset future tax liabilities if we do not achieve sufficient profitability prior to their expiration. This may require us to pay taxes in future years even if our NOL carryforwards were otherwise sufficient to offset our taxable income in such years. There is also a risk that due to regulatory and economic changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards, including those not currently subject to expiration, could expire or otherwise be unavailable to offset future tax liabilities. We have recorded a full valuation allowance related to certain of our NOL carryforwards and other deferred tax assets due to the uncertainty of the realization of the future benefits of these assets. If our NOL carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

In addition, under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other deferred tax assets to offset its post-change taxable income, or reduce its tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our NOL carryforwards are subject to this limitation as a result of these ownership changes, and if it is determined that we have in the past experienced additional ownership changes or we experience such ownership changes in the future, which may be outside our control, our ability to use our NOL carryforwards and other deferred tax assets to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state and foreign tax laws. See Note 6 to our Consolidated Financial Statements included herein.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition, and liquidity.

We operate in a number of tax jurisdictions globally, including in the U.S. and Ireland. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S., Ireland, Luxembourg and other applicable jurisdictions could materially impact our effective tax rate and could have a significant adverse impact on our financial results. In addition, our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in the tax treatment of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period.

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. We were not subject to the 15% minimum book tax in fiscal 2025, and based on our evaluation of the IRA, we do not believe we will be subject to the 15% book minimum tax in fiscal 2026. However, we will continue to monitor the application of the minimum tax and other provisions of the IRA in future periods.

We are also subject to examinations of our tax returns by tax authorities in various jurisdictions around the world. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for taxes. These assessments can require a high degree of judgment and estimation. Intercompany transactions associated with the sale of services and intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements (including transfer pricing and the manner in which we develop, value and use our intellectual property), may increase our global effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our operations, financial results and condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our financial results and condition.

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

Our credit agreements contain restrictions that limit our flexibility in operating our business.

Our credit agreements contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our subsidiaries’ ability to incur or guarantee additional debt and issue or sell certain preferred stock; pay dividends on, redeem or repurchase our capital stock; make certain acquisitions or investments; incur or assume certain liens; enter into transactions with affiliates; and sell assets to, or merge or consolidate with, another company. A breach of any of these covenants could result in a default under our credit agreements.

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

Additionally, our subsidiaries may not be able to, or may not be permitted to, make distributions or debt repayments to enable us to make payments in respect of our indebtedness. Each such subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. While our existing credit agreements limit the ability of our guarantor subsidiaries to incur consensual encumbrances and include restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that these qualifications and exceptions do not permit us to receive a sufficient amount of cash from our subsidiaries, we will be unable to make required principal and interest payments on our indebtedness.

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

Risks Related to Ownership of Our Common Stock

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, investors may not receive any return on investment unless they sell their common stock for a price greater than the price paid.

Skillsoft intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of Skillsoft’s Board of Directors (the "Board"). Skillsoft’s Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of Skillsoft’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness Skillsoft incurs. As a result, stockholders must rely on their sales of common stock after appreciation, which may never occur, as the only way to realize any future gains on their investments.

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On July 10, 2024, our Board authorized Skillsoft to repurchase up to $10 million of our common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate us to purchase any minimum number of shares of our common stock. Our Board may review the program periodically and may suspend, modify, or discontinue the program at any time without prior notice. The timing and number of shares of our common stock that may be purchased will depend on a variety of factors, including our share price of the common stock, general market conditions, alternative uses for capital, our financial performance, the terms of our credit agreements, and other considerations. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Future sales, or the perception of future sales, by Skillsoft or its stockholders in the public market could cause the market price for our common stock to decline.

As of April 7, 2025, Skillsoft had a total of 8,320,914 shares of common stock outstanding and warrants to purchase an aggregate of 3,098,332 shares of our common stock outstanding. We have registered the resale of 4,575,763 shares of common stock beneficially owned by certain securityholders, and the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, also might make it more difficult for Skillsoft to sell equity securities in the future at a time and at a price that it deems appropriate.

We might require additional capital to support our growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform or acquire complementary businesses, technologies, and/or content. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth and to respond to business challenges could be significantly impaired.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Articles of Incorporation (or "Charter") and bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

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

The Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of Skillsoft, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to Skillsoft or its stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law ("DGCL") or the Charter or our bylaws or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of Skillsoft’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Skillsoft or its directors, officers or other employees, which may discourage such lawsuits against Skillsoft and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, then Skillsoft may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Skillsoft’s business and financial condition. Notwithstanding the foregoing, these Charter provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

Our common stock is currently listed on the NYSE. There can be no assurance that we will be able to comply with the continued listing standards of the NYSE. During fiscal 2025, the price of our common stock ranged from $5.34 to $31.08 per share. If we are unable to maintain the price of our common stock above $1.00 per share or maintain compliance with the other continued listing standards of the NYSE, our common stock would be subject to delisting.

On October 24, 2023, the NYSE provided notice to us that it would halt trading in our warrants, and the following day, the NYSE provided notice to us and publicly announced that it had determined to commence proceedings to delist our warrants from the NYSE noting that our warrants were no longer suitable for listing based on “abnormally low” price level. On October 26, 2023, our warrants commenced trading on the over-the-counter market under the symbol “SKILW” and were subsequently delisted from the NYSE.

If the NYSE delists our common stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

MIH Learning B.V. ("Prosus") and its affiliates may have interests that differ from those of other stockholders.

As of April 7, 2025, Prosus holds approximately 36.8 % of the number of shares and voting power of Skillsoft’s outstanding common stock.

Pursuant to the terms of the Prosus Subscription Agreement, attached as Exhibit 10.4 hereto, and subject to any required approval of Skillsoft’s stockholders pursuant to the applicable rules and listing standards of the NYSE (which Skillsoft will use reasonable best efforts to obtain), if Skillsoft intends to issue New Securities (as defined in the Prosus Subscription Agreement) to any person, then, at least fifteen (15) business days prior to the issuance of the New Securities, Skillsoft shall deliver Prosus an offer (the “Offer”) to issue New Securities to Prosus for cash in an aggregate amount, on a pro forma basis after giving effect to the issuance of the New Securities, that would result in Prosus maintaining beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of at least the percentage of the issued and outstanding shares of common stock that it beneficially owns immediately prior to the issuance of such New Securities on a fully-diluted and as-converted basis.

So long as Prosus and its affiliates continue to directly or indirectly own a significant amount of Skillsoft’s outstanding common stock, Prosus may be able to exert substantial influence on Skillsoft and may be able to exercise its influence in a manner that is not in the interests of Skillsoft’s other stakeholders. Additionally, Prosus and its affiliates are in the business of making investments in companies and owning real estate and from time to time acquire and hold interests in businesses that compete directly or indirectly with Skillsoft or that supply Skillsoft with goods and services. Prosus or its affiliates may also pursue acquisition opportunities that may be complementary to or competitive with Skillsoft’s business, and as a result those acquisition opportunities may not be available to Skillsoft.

Stockholders should consider that the interests of Prosus may differ from their interests in material respects.

We are a smaller reporting company and intend to avail ourselves of certain reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a smaller reporting company, as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of certain of these reporting exemptions until we are no longer a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented an enterprise-wide information security program designed to identify, protect, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. Our primary objectives are to safeguard information assets, prevent their misuse or loss, and minimize business disruptions, through a comprehensive cybersecurity program intended to detect, analyze, contain and address cybersecurity risk exposures, threats and incidents. Our program utilizes various security tools to safeguard our information systems, aiding in prevention, identification, escalation, investigation, resolution, and recovery from vulnerabilities and security incidents. Examples of such security tools include internal reporting systems, monitoring and detection tools, third-party penetration testing and security assessments and a bug bounty program engaging security researchers. In addition, we have adopted a comprehensive incident response plan and process for detecting, mitigating, and investigating cybersecurity incidents, which employees, under the leadership of the Company's Chief Information Security Officer ("CISO"), regularly test through table-top exercises, testing of our security protocols through additional techniques such as penetration testing, debriefing after security incidents to improve our security and responses, and regular briefing to our directors and officers on our cybersecurity risks and preparedness.

Our Board has oversight of our strategic and business risk management, including cybersecurity risk management, with support from our Audit Committee as described under “Governance” below. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

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

Although we have experienced cybersecurity incidents in the past, as of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Despite our continuing efforts, however, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive, or business harm or damage to our Company, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “We are regularly subject to cybersecurity and other similar attacks. If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platforms may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.”

Governance

As part of its oversight responsibilities, which include the identification of the principal risks of the business and ensuring the implementation of appropriate systems to manage such risks, the Board devotes significant time and attention to information security and risk management, including cybersecurity, and regulatory compliance, supported by the Audit Committee.

The Audit Committee is responsible for evaluating the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee’s charter also requires it to discuss guidelines, policies and steps to govern the process by which risk assessment and management is undertaken (including risks related to information security, cybersecurity and data protection) and the establishment and management of appropriate systems to manage such risks. The Audit Committee reviews cybersecurity risks through quarterly reports from the CISO, and monitors the status of existing information security controls and practices to mitigate the potential risk from evolving cybersecurity threats. Regular reports on cybersecurity threats, assessments, and findings are also provided by the CISO to senior management and relevant teams.

Item 2. Properties

Our United States headquarters are located in Nashua, New Hampshire, where we currently lease and occupy an aggregate of 5,224 square feet. The lease for this location currently runs through June 2026. In addition to our United States headquarters, our other primary facilities are located in Paris, France; Nieuwegein, the Netherlands; Hyderabad, India; Cairo, Egypt; and Dublin, Ireland.

Our global headquarters are located in Dublin, Ireland, where we currently lease and occupy a 5,052 square foot facility, which primarily houses our main content development center. The lease currently for this location currently runs through 2034. We also lease small sales offices and classroom training facilities in several other countries throughout Europe, the Middle East, and Asia-Pacific regions.

We believe that our existing facilities, which are used by both our segments, are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

Item 3. Legal Proceedings

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 12 – “Leases, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10‑K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SKIL”. According to the records of our transfer agent, we had 120 stockholders of record as of April 7, 2025.

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

On July 10, 2024, the Company’s Board authorized the Company to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate the Company to purchase any minimum number of shares of Common Stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of January 31, 2025, no common stock had been repurchased under the share repurchase authorization, and no shares of common stock have otherwise been repurchased by or on behalf of the Company or an affiliated purchaser during the fourth quarter of fiscal 2025.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund our working capital requirements and the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares of our common stock.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes appearing in Item 8 of this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Skillsoft’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Significant Transactions

Completion of the Business Combination

On April 4, 2022, the Company acquired Codecademy, a leading online learning platform for technical skills. Codecademy is part of our Learner platform, which is an innovative and popular learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity, and is part of the TDS segment. Total consideration for the acquisition was approximately $386.0 million, consisting of the issuance of 1,518,721 shares of common stock and a net cash payment of $203.4 million.

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

Results of Operations

Our consolidated results of operations as reported in our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The following sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Twelve Months Ended			Twelve Months Ended
	January 31,		Percentage	January 31,		Percentage
	2025	2024	Change	2024	2023	Change
Revenues:
Total revenues	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Operating expenses:
Costs of revenues	25.4%	27.7%	(2.3)%	27.7%	27.4%	0.3%
Content and software development	11.4%	12.3%	(0.9)%	12.3%	12.6%	(0.3)%
Selling and marketing	30.7%	30.8%	(0.1)%	30.8%	31.3%	(0.5)%
General and administrative	17.4%	17.3%	0.1%	17.3%	19.7%	(2.4)%
Amortization of intangible assets	24.0%	27.6%	(3.6)%	27.6%	30.7%	(3.1)%
Impairment of goodwill and intangible assets	0.0%	36.6%	(36.6)%	36.6%	115.5%	(78.9)%
Acquisition and integration related costs	0.8%	0.9%	(0.1)%	0.9%	5.5%	(4.6)%
Restructuring	3.4%	2.5%	0.9%	2.5%	2.2%	0.3%
Total operating expenses	113.1%	155.7%	(42.6)%	155.7%	244.9%	(89.2)%
Operating loss	(13.1)%	(55.7)%	42.6%	(55.7)%	(144.9)%	89.2%
Other income (expense), net	0.1%	(0.4)%	0.5%	(0.4)%	0.8%	(1.2)%
Fair value adjustment of warrants	0.0%	0.9%	(0.9)%	0.9%	4.2%	(3.3)%
Fair value adjustment of interest rate swaps	0.2%	0.5%	(0.3)%	0.5%	(0.3)%	0.8%
Interest income	0.7%	0.6%	0.1%	0.6%	0.1%	0.5%
Interest expense	(12.0)%	(11.8)%	(0.2)%	(11.8)%	(9.6)%	(2.2)%
Income (loss) before provision for (benefit from) income taxes	(24.1)%	(65.9)%	41.8%	(65.9)%	(149.7)%	83.8%
Provision for (benefit from) income taxes	(1.1)%	(2.9)%	1.8%	(2.9)%	(7.4)%	4.5%
Income (loss) from continuing operations	(23.0)%	(63.0)%	40.0%	(63.0)%	(142.3)%	79.3%
Gain (loss) on sale of business	0.0%	(0.1)%	0.1%	(0.1)%	10.2%	(10.3)%
Income (loss) from discontinued operations, net of tax	0.0%	0.0%	0.0%	0.0%	1.5%	(1.5)%
Net income (loss)	(23.0)%	(63.1)%	40.1%	(63.1)%	(130.6)%	67.5%

Refer to Note 20 "Segment Information" of our Consolidated Financial Statements for information regarding our segments, including reconciling segment profit or loss for the periods presented to the consolidated statements of operations. Segment ("business unit") contribution profit and business unit contribution margin are internal measures used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to evaluate and assess the results of our segments. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information. Business unit contribution profit is defined as business unit revenue, less business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses. We have excluded the following items in our determination of business unit cost of revenues, business unit content and software development expenses, and business unit product research and management expenses, as our Chief Executive Officer does not include them in the measurement of the performance of the segment:

●	Depreciation expenses – Cost of property and equipment recorded to expense over their respective estimated useful lives on a straight-line basis.
●

Long-term incentive compensation expenses – Charges associated with long-term incentive compensation programs, including stock-based compensation, cash awards tied to stock performance, and awards granted in-lieu of stock that are intended to be settled in cash.

●	System migration costs – Costs of temporary resources needed for the migration of content and customers from our legacy system to a global platform.

The key performance metric used to assess the segment results is business unit contribution margin, which is defined as business unit contribution profit, divided by business unit revenue for the same period.

The following reflects measures used by our management and Board to evaluate and assess the results of our segments (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
TDS:
Revenues	$405,530	$404,850	$680	0.2%	$404,850	$384,378	$20,472	5.3%
Business unit contribution profit	282,471	275,595	6,876	2.5%	275,595	260,159	15,436	5.9%
Business unit contribution margin	69.7%	68.1%		1.6%	68.1%	67.7%		0.4%

GK:
Revenues	$125,464	$148,387	$(22,923)	(15.4)%	$148,387	$170,746	$(22,359)	(13.1)%
Business unit contribution profit	50,234	59,219	(8,985)	(15.2)%	59,219	82,027	(22,808)	(27.8)%
Business unit contribution margin	40.0%	39.9%		0.1%	39.9%	48.0%		(8.1)%

Revenues

We provide, through our TDS and GK segments, enterprise learning solutions designed to prepare organizations for the future of work, and to overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Our TDS segment generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring one of the deepest libraries of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Our TDS offerings are predominantly delivered through Percipio, our award-winning, AI-driven, immersive learning platform purpose built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our TDS Learner and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

Our GK segment generates revenues from virtual, in-classroom, and on-demand training solutions geared at foundational, practitioner and expert information technology professionals. Our offerings include authorized content from various partners aimed at providing professional certifications for individuals that successfully complete all requirements. GK’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions a broad selection of customizable courses to meet their technology and development needs.

Subscription and Non-Subscription Revenues

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

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
SaaS and subscription revenues:
TDS	$382,734	$384,022	$(1,288)	(0.3)%	$384,022	$365,447	$18,575	5.1%
Total subscription revenues	382,734	384,022	(1,288)	(0.3)%	384,022	365,447	18,575	5.1%
Non-subscription revenues:
GK	125,464	148,387	(22,923)	(15.4)%	148,387	170,746	(22,359)	(13.1)%
TDS	22,796	20,828	1,968	9.4%	20,828	18,931	1,897	10.0%
Total non-subscription revenues	148,260	169,215	(20,955)	(12.4)%	169,215	189,677	(20,462)	(10.8)%
Total revenues	$530,994	$553,237	$(22,243)	(4.0)%	$553,237	$555,124	$(1,887)	(0.3)%

The decline in revenues, when comparing fiscal 2025 to fiscal 2024, in our GK segment was attributable to weaker market demand, non-U.S. denominated revenues being negatively impacted by unfavorable foreign currency exchange rates, as well as a higher proportion of reseller business, which are recognized net of fees. For TDS, the slight increase in total revenues was primarily the result of actions taken by us to focus on the more profitable parts of this market and capitalize on the market shift from learning and skills to talent development, which we discussed at the Company's July 11, 2024 Investor Day.

Total revenues remained relatively flat, when comparing fiscal 2024 to fiscal 2023. A decline in revenues in our GK segment was primarily due to weaker market demand, particularly in Europe, as well as a higher mix of reseller business, which is recorded in revenue net of fees. The decrease was partially offset by both organic growth in our TDS segment due to higher bookings in the prior two years, as revenue from our subscription offerings is typically recognized over the twelve months that follow a booking, and the inclusion of Codecademy’s revenues earned subsequent to its acquisition on April 4, 2022.

Operating Expenses

On July 11, 2024, the Company announced a comprehensive resource reallocation plan ("CRRP") expected to result in approximately $45 million of annualized cost savings. We intend to reinvest up to half of the amount saved in strategic growth initiatives.

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Cost of revenues	$134,879	$153,157	$(18,278)	(11.9)%	$153,157	$152,015	$1,142	0.8%
Content and software development expenses	60,757	68,031	(7,274)	(10.7)%	68,031	69,796	(1,765)	(2.5)%
Selling and marketing expenses	162,879	170,982	(8,103)	(4.7)%	170,982	173,281	(2,299)	(1.3)%
General and administrative expenses	92,364	95,896	(3,532)	(3.7)%	95,896	109,572	(13,676)	(12.5)%
Amortization of intangible assets	127,216	152,511	(25,295)	(16.6)%	152,511	170,260	(17,749)	(10.4)%
Impairment of goodwill and intangible assets	—	202,233	(202,233)	(100.0)%	202,233	641,362	(439,129)	(68.5)%
Acquisition and integration related costs	4,247	5,063	(816)	(16.1)%	5,063	30,663	(25,600)	(83.5)%
Restructuring	18,273	13,978	4,295	30.7%	13,978	12,294	1,684	13.7%
Total operating expenses	$600,615	$861,851	$(261,236)	(30.3)%	$861,851	$1,359,243	$(497,392)	(36.6)%

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

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Courseware, instructor fees and outside services	$68,646	$78,663	$(10,017)	(12.7)%	$78,663	$79,889	$(1,226)	(1.5)%
Compensation and benefits	51,169	55,563	(4,394)	(7.9)%	55,563	53,798	1,765	3.3%
Hosting and software maintenance	11,637	11,403	234	2.1%	11,403	10,622	781	7.4%
Facilities, utilities and other	3,427	7,528	(4,101)	(54.5)%	7,528	7,706	(178)	(2.3)%
Total cost of revenues	$134,879	$153,157	$(18,278)	(11.9)%	$153,157	$152,015	$1,142	0.8%

Cost of revenues is a variable expense that is primarily driven by revenue volume and the composition of product and service types when they have different margins. The decreases in courseware, instructor fees and outside services and compensation and benefits, when comparing fiscal 2025 to fiscal 2024, were primarily attributable to the decline in our GK segment revenues as discussed in Subscription and Non-Subscription Revenue above. The decrease in facilities and utilities expenses, when comparing fiscal 2025 to fiscal 2024, was primarily attributable to cost savings from the consolidation of our facilities.

The costs of revenues rose in fiscal 2024 compared to fiscal 2023 due to Codecademy’s added expenses after its acquisition on April 4, 2022. The decrease in courseware, instructor fees and outside services when comparing these same periods was partially offset by rising third-party costs and product mix in our GK segment. Refer to Subscription and Non-Subscription Revenue above for information related to: 1) the organic growth in our TDS segment, which contributed to the increase in hosting and software maintenance; and 2) the decline in our GK segment. The decrease in facilities and utilities expenses, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to cost savings from consolidation of our facilities.

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

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$46,468	$51,748	$(5,280)	(10.2)%	$51,748	$50,307	$1,441	2.9%
Consulting and outside services	10,204	11,190	(986)	(8.8)%	11,190	14,683	(3,493)	(23.8)%
Software maintenance	3,167	2,916	251	8.6%	2,916	2,770	146	5.3%
Facilities, utilities and other	918	2,177	(1,259)	(57.8)%	2,177	2,036	141	6.9%
Total content and software development expenses	$60,757	$68,031	$(7,274)	(10.7)%	$68,031	$69,796	$(1,765)	(2.5)%

The decreases in compensation and benefits and consulting and outside services, when comparing fiscal 2025 to fiscal 2024, were primarily attributable to productivity gains through leveraging AI and lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decrease in facilities and utilities expenses, when comparing these same periods, was primarily attributable to cost savings from the consolidation of our facilities.

The decrease in consulting and outside services, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to expense reductions and savings from the Company's integration and restructuring activities, partially offset by the inclusion of Codecademy's compensation and benefits, software maintenance, facilities, utilities and other expenses incurred subsequent to its acquisition on April 4, 2022. Refer to Subscription and Non-Subscription Revenue above for additional information related to the organic growth in the non-subscription revenues of our TDS segment.

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

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$121,495	$121,749	$(254)	(0.2)%	$121,749	$123,634	$(1,885)	(1.5)%
Advertising and promotions	21,605	27,198	(5,593)	(20.6)%	27,198	29,480	(2,282)	(7.7)%
Software maintenance	14,717	13,137	1,580	12.0%	13,137	8,739	4,398	50.3%
Consulting and outside services	2,954	4,389	(1,435)	(32.7)%	4,389	7,521	(3,132)	(41.6)%
Facilities, utilities and other	2,108	4,509	(2,401)	(53.2)%	4,509	3,907	602	15.4%
Total S&M expenses	$162,879	$170,982	$(8,103)	(4.7)%	$170,982	$173,281	$(2,299)	(1.3)%

The decreases in advertising and promotions and consulting and outside services, when comparing fiscal 2025 to fiscal 2024, were primarily attributable to proactive reductions in branding initiatives and paid media spend, partially offset by targeted strategic go-to-market reinvestments. The decrease in compensation and benefits, when comparing fiscal 2025 to fiscal 2024, were primarily attributable to the CRRP discussed above, partially offset by an S&M executive's forfeiture of a share-based payment award that lowered stock-compensation expense during fiscal year 2024. The decrease in facilities, utilities and other expenses, when comparing fiscal 2025 to fiscal 2024, was primarily attributable to cost savings from the consolidation of our facilities. These decreases were partially offset by the increase in software maintenance expenses, which was primarily the result of investments in our go-to-market transformation activities and enablement programs.

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

General and administrative

General and administrative ("G&A") expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Compensation and benefits	$64,455	$63,355	$1,100	1.7%	$63,355	$62,042	$1,313	2.1%
Consulting and outside services	16,396	20,570	(4,174)	(20.3)%	20,570	30,714	(10,144)	(33.0)%
Insurance	2,549	3,704	(1,155)	(31.2)%	3,704	5,920	(2,216)	(37.4)%
Facilities, utilities and other	2,708	3,673	(965)	(26.3)%	3,673	6,586	(2,913)	(44.2)%
Software maintenance	5,428	4,267	1,161	27.2%	4,267	3,467	800	23.1%
Franchise, sales, and property tax	828	327	501	153.2%	327	843	(516)	(61.2)%
Total G&A expenses	$92,364	$95,896	$(3,532)	(3.7)%	$95,896	$109,572	$(13,676)	(12.5)%

When comparing fiscal 2025 to fiscal 2024, reductions in consulting and outside services, cost savings from the consolidation of our facilities, and lower insurance, contributed to the overall decline in G&A expenses. In addition, compensation and benefits, when comparing these periods increased due to severance costs for our former Chief Executive Officer, whose employment with the Company ended on May 9, 2024, and increases in bonuses, partially offset by cost savings resulting from the CRRP discussed above and lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. Further, the increases in software maintenance, when comparing fiscal 2025 to fiscal 2024, primarily reflect investments in technology.

The decrease in total G&A expenses, when comparing fiscal 2024 to fiscal 2023, was primarily attributable to expense reductions and savings from the Company's integration and restructuring activities, including cost savings from consolidation of our facilities and lower insurance.

Amortization of intangible assets

Intangible assets arising from business combinations are developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized over the estimated useful lives of such assets. We also capitalize certain internal use software development costs related to our SaaS platforms incurred during the application development stage. The internal use software is amortized on a straight-line basis over its estimated useful life.

The decrease in amortization of intangible assets, when comparing fiscal 2025 to fiscal 2024, was primarily due to certain intangible assets becoming fully amortized or written down due to impairment during the fourth quarter of fiscal 2024. The decrease in amortization of intangible assets, when comparing fiscal 2024 to fiscal 2023, was primarily due to certain intangible assets becoming fully amortized or written down as discussed below in Impairment of goodwill and intangible assets.

Impairment of goodwill and intangible assets

Impairment review requirements and assumption uncertainty

The Company monitors adverse events, conditions or changes in circumstances that would indicate impairment of intangible assets that are subject to amortization. When such events, conditions or changes in circumstances occur, we assess the recoverability of the assets by comparing the undiscounted future cash flows attributable to the intangible assets to their carrying amount. If the undiscounted future cash flows are less than the carrying amount, an impairment charge based on the excess of the carrying amount over the fair value of the assets, is recorded.

The Company evaluates impairment for indefinite-lived intangible assets, including goodwill, on an annual impairment test date (January 1) or more frequently if there are indicators of impairment. In connection with the goodwill and indefinite-lived intangible assets impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If the Company fails the qualitative assessment or elects to bypass it, a comparison of the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value is completed. If the carrying value exceeds the fair value, an impairment loss equal to the difference (for goodwill, not to exceed the amount of goodwill allocated to the reporting unit) is recorded.

The fair value of our reporting units is determined using a weighted average valuation model of the income approach (discounted cash flow approach) and market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. The assumptions used are reflective of what a market participant would have used in calculating fair value considering the then current economic conditions. This process was followed during our annual impairment test as of January 1st of the last three fiscal years.

The fair value of our indefinite-lived trademark intangible is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. This process was followed during our annual impairment test as of January 1st of the last three fiscal years.

No impairment for fiscal year ended January 31, 2025

As of January 1, 2025, we estimated the fair value of the TDS and GK reporting units, which are the same as our segments, using the weighted average valuation model discussed in Impairment review r equirements and assumption uncertainty above and, as of such date, the fair value was in excess of the carrying value for each reporting unit.

As of January 1, 2025, we estimated the fair value of our indefinite-lived trademark intangible using relief-from-royalty method discussed in  Impairment review r equirements and assumption uncertainty above and, as of such date, the fair value was in excess of the carrying value. However, the excess was not significant and changes in the key assumptions, discussed in Impairment review requirements and assumption uncertainty above, could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

Impairment for fiscal year ended January 31, 2024

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in the Company’s stock price and market capitalization, industry analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth experience and expectations for the industry in which the TDS reporting unit operates; and (ii) our GK reporting unit experiencing continued declines in bookings and GAAP revenues.

For the reasons discussed above, for our identifiable intangibles subject to amortization, management believed there were unfavorable changes to assumptions and factors that occurred during fiscal 2024 that would indicate impairment or a change in the remaining useful life. Our estimated undiscounted future cash flows attributable to the amortizable intangibles were projected to be less than the carrying values for the GK reporting unit. Therefore, we updated the fair values for identifiable intangibles, including the indefinite-lived lived intangible in our TDS reporting unit, that are fair valued using the income approach, as of January 1, 2024. We compared the fair values to their carrying values, which resulted in aggregate impairment losses of $60.5 million during the fourth quarter of fiscal 2024.

Management next estimated the fair value of the TDS and GK reporting units using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above. For the reasons discussed, the discount rate applied to the analysis increased from the prior year, which drove a lower fair value of our reporting units, resulting in goodwill being impaired for the TDS and GK reporting units as of January 1, 2024, as the fair values fell below their respective carrying values. As such, the Company recorded goodwill impairment of $129.1 million for the TDS reporting unit and $12.6 million for the GK reporting unit during the fourth quarter of fiscal 2024.

Impairment for fiscal year ended January 31, 2023

During the second quarter of fiscal 2023, we identified triggering events for impairment in the GK reporting unit due primarily to a significant decline in bookings and GAAP revenue. Management believed the poor performance was due to a variety of factors, including: (i) reduced corporate spending as customers braced for the potential of a recessionary environment; (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers; and (iii) evolving customer preferences with respect to training in a post-COVID environment.

For the GK reporting unit, as of July 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than their carrying values. In addition, the fair values for indefinite-lived intangibles, were also greater than their carrying values. Therefore, during the second quarter of fiscal 2023, management concluded there was no impairment of identifiable intangibles.

Management next estimated the fair value of the GK reporting unit as of July 31, 2022, using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above. For the reasons described, the estimated future cash flows declined, and when applied to the analysis drove a lower fair value of the GK reporting unit. As a result, the Company recorded a $70.5 million goodwill impairment for the three months ended July 31, 2022.

During the third quarter of fiscal 2023, we identified triggering events for impairment attributable primarily to deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, and major market indices. In addition, interest rates had risen, which increased our discount rate assumption. Furthermore, the Company lowered its projected operating results primarily due to underperformance of the GK reporting unit and macroeconomic uncertainty.

As of October 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles, were greater than the carrying values. In addition, the fair values for indefinite-lived intangibles, were also greater than their carrying values. Therefore, during the third quarter of fiscal 2023 there was no impairment of identifiable intangibles.

Management next estimated the fair value of the TDS and GK reporting units as of October 31, 2022, using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above. For the reasons discussed, the valuation results indicated that for each of the TDS and GK reporting units, the fair value fell below their respective carrying value. Therefore, the Company recorded a $569.3 million goodwill impairment for the TDS reporting unit and an additional $1.6 million goodwill impairment for the GK reporting unit during the three months ended October 31, 2022.

As of January 1, 2023, the estimated undiscounted future cash flows attributable to the amortizable intangibles appeared to be greater than the carrying values. In addition, the fair values for indefinite-lived intangibles, were also greater than their carrying values. We performed our annual quantitative goodwill impairment test for our reporting units as of January 1, 2023, using the weighted average valuation model discussed in Impairment review requirements and assumption uncertainty above and, as of such date, the fair value was in excess of each reporting unit's carrying value. Therefore, no intangible or goodwill impairment was recognized during the fourth quarter of fiscal 2023.

Acquisition and integration related costs

Acquisition and integration related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and the subsequent integration-related activities. The changes during fiscal 2025 and fiscal 2024, when comparing to the sequential prior fiscal years, in acquisition and integration related costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with the CRRP discussed above and the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model to improve operating efficiency, competitiveness and business profitability. These included workforce reductions and consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during fiscal 2025, fiscal 2024, and fiscal 2023 were primarily associated with the severance costs of terminated employees and lease termination and lease impairment charges. Our restructuring charges recognized during fiscal 2025, fiscal 2024 and fiscal 2023 totaling $18.3 million, $14.0 million and $12.3 million, respectively, included $11.9 million, $8.7 million, and $4.2 million, respectively, for severance costs of terminated employees, as well as $1.4 million, $3.6 million, and $3.6 million for lease termination and lease impairment charges, respectively.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expense and income (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Other income (expense), net	$677	$(1,986)	$2,663	(134.1)%	$(1,986)	$4,438	$(6,424)	(144.7)%
Interest income	3,526	3,557	(31)	(0.9)%	3,557	531	3,026	569.9%
Interest expense	(63,516)	(65,335)	1,819	(2.8)%	(65,335)	(53,493)	(11,842)	22.1%

Other income (expense), net consists primarily of foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies and, to a lesser extent, impairments associated with the carrying amounts of property, equipment and other assets not considered recoverable. Interest income for fiscal 2025 and fiscal 2024, compared to fiscal 2023, increased primarily due to the use of money market investments to realize increased returns on cash balances. The decrease in interest expense, when comparing fiscal 2025 to fiscal 2024, was primarily due to the decision to reduce the borrowings under our accounts receivable facility (described below) during fiscal 2025. The increase in interest expense, when comparing fiscal 2024 to fiscal 2023, was primarily due to the additional $160 million of term loans in connection with the closing of the Codecademy acquisition on April 4, 2022, and higher interest rates. As a result of the interest rate swaps we executed on June 17, 2022, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of the Company's underlying common stock performance during fiscal 2024 and fiscal 2023. As of January 31, 2025 and 2024, the fair value of our liability-classified warrants was insignificant, however, prior to then, they were marked-to-market each balance sheet date, with gains and losses being recorded in current period earnings.

Fair value adjustment of interest rate swaps

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate fluctuations in cash flows for interest payments on $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate ("SOFR") interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheets at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from variations in the forward-looking yield curve, are included in the income statement as they occur.

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during fiscal 2025, fiscal 2024 and fiscal 2023.

Gain on sale of business

On June 12, 2022, we entered into the Purchase Agreement to sell our SumTotal business to a third party for $200 million in cash, subject to adjustments set forth in the Purchase Agreement. The sale was completed on August 15, 2022. Net proceeds from the sale were $174.9 million, after final working capital adjustments in April 2023. In accordance with ASC 810, Consolidation ("ASC 810"), we recorded a gain on sale upon completion of the transaction. The $55.9 million net gain, including a loss of $0.7 million recognized in the first quarter of fiscal 2024, was calculated by measuring the difference between the fair value of consideration received less the carrying amount of assets and liabilities sold.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Provision for (benefit from) income taxes	$(5,739)	$(16,265)	$10,526	(64.7)%	$(16,265)	$(40,973)	$24,708	(60.3)%
Effective income tax rate	4.5%	4.5%		0.0%	4.5%	4.9%		(0.4)%

The effective income tax rate for fiscal 2025 differed from the United States federal statutory rate of 21.0% due primarily to the impact of tax return to book provision adjustments, foreign rate differential, global intangible low-taxed income, and changes in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for fiscal 2024 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions, and changes in the valuation allowance on the Company’s deferred tax assets.

The effective income tax rate for fiscal 2023 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions and changes in the valuation allowance on the Company’s deferred tax assets. Due to the acquisition of Codecademy on April 4, 2022, the Company analyzed the realizability of its existing deferred tax assets with the addition of the Codecademy assets and liabilities. Based on this analysis, the Company determined that a valuation allowance release of $28.8 million was required and recorded in full as a discrete income tax benefit.

Liquidity and Capital Resources

Liquidity and sources of cash

As of January 31, 2025, we had $100.8 million of cash and cash equivalents. Our investment policy is approved by the Board and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Pursuant to this policy, as of January 31, 2025, most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (defined below), supplemented with borrowings under our accounts receivable facility (described below). Our cash requirements from period to period vary depending on factors such as the growth of the business, changes in working capital needs, and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations and supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available. Specifically, we believe that cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments and finance costs. While our Term Loan Facility does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event that we are not able to receive cash from our subsidiaries, we will be unable to make such required payments. In addition, although we anticipate that we will be able to refinance outstanding obligations under our credit agreement when they mature (our primary current long-term cash liquidity requirement), there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating performance may also be affected by matters discussed under the Risk Factors section of this Annual Report. These risks and uncertainties may adversely affect our long-term liquidity.

Term Loans

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”). Term loans under the Term Loan Facility (“Original Term Loans”) were drawn in full on the closing date thereof, and are scheduled to mature on July 16, 2028 (the “Maturity Date”).

In connection with the closing of our Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”).

The First Amendment provided for the incurrence of up to an additional $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Term Loan Facility, which was drawn in full on the closing date thereof, and are scheduled to mature on the Maturity Date. In addition, the First Amendment, among other things, (a) provided for early opt-in to SOFR subject to a 0.75% floor, for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by the Company to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

Interest rates applicable to the Initial Terms Loans are described in Note 13. As of January 31, 2025, the outstanding principal balance of $594.6 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make annual prepayments of outstanding obligations under the Amended Credit Facility of specified excess cash flow for the prior fiscal year. In addition, prepayments of outstanding obligations under the Amended Credit Facility may also be required in the amount of specified net cash proceeds received above a specified annual threshold. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 13. As of January 31, 2025, the Company is in compliance with all such covenants.

The Amended Credit Agreement contains customary events of default. If an event of default occurs and is continuing (and is not waived), the administrative agent may declare all amounts outstanding thereunder to be immediately due and payable. In the event of a payment or other specified defaults, outstanding obligations accrue interest at the then applicable rate plus 2.00%.

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

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under an accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company. Pursuant to this agreement, certain of our accounts receivable are pledged as security for loans made by participating lenders. In November 2024, the A/R Agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans); (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum; (c) increase the highest advance rate on certain eligible receivables from 85% to 90%; (d) reduce the minimum outstanding balance requirement from $10 million to $1 million; and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of January 31, 2025, $1.0 million was drawn under the A/R Agreement. As of January 31, 2024, $45.0 million was drawn under the A/R Agreement. Under this agreement, the Company receives the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was 6.95% as of January 31, 2025.

The lenders require the Company to deposit receipts from pledged receivables to a restricted concentration account within two business days of receipt by the Company. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. If additional pledged receivables exceed the prior month’s collections, funds from the concentration account are returned to the Company. The reserve balance was $0.2 million as of January 31, 2025, and is classified as restricted cash on the consolidated balance sheets.

Share Repurchase Authorization

On July 10, 2024, the Board of Directors authorized and approved a share repurchase authorization for up to $10 million of the Company’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock in the open market, in private negotiated transactions, or by other means from time to time. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of January 31, 2025, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2025	2024	(Decrease)	Change	2024	2023	(Decrease)	Change
Net cash provided by (used in) operating activities	$29,965	$2,818	$27,147	963.3%	$2,818	$(20,933)	$23,751	(113.5)%
Net cash provided by (used in) investing activities	(18,358)	(23,040)	4,682	(20.3)%	(23,040)	(42,184)	19,144	(45.4)%
Net cash provided by (used in) financing activities	(51,511)	(10,812)	(40,699)	376.4%	(10,812)	77,233	(88,045)	(114.0)%
Effect of foreign currency exchange rates on cash and cash equivalents	(3,282)	1	(3,283)	NCM	1	(5,483)	5,484	(100.0)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(43,186)	$(31,033)	$(12,153)	39.2%	$(31,033)	$8,633	$(39,666)	(459.5)%

NCM above stands for not considered meaningful.

Cash flows from operating activities

The increase in cash flows provided by operating activities in fiscal 2025, compared to fiscal 2024, was primarily the result of improved margins and the timing of working capital settlements, slightly offset by cash outflows for restructuring actions under the CRRP. Similarly, the increase in cash flows from operating activities in fiscal 2024, compared to fiscal 2023, was largely attributable to favorable changes in working capital, net of acquisition-related impacts.

Cash flows from investing activities

Cash flows used in investing activities in fiscal 2025, fiscal 2024, and fiscal 2023 included $16.8 million, $13.7 million, and $10.4 million of cash payments for internally developed software, respectively.

Cash flows from investing activities in fiscal 2023 include $172.0 million of net cash proceeds from the sale of the SumTotal business, and $198.9 million of cash payments related to the acquisition of Codecademy. See Note 3 “Business Combinations” and Note 4 "Discontinued Operations" for more details.

Our purchases of property and equipment largely consist of computer hardware and software.

Capital expenditures for fiscal 2023 included $0.1 million attributable to the SumTotal business that was disposed of on August 15, 2022.

Cash flows from financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement, and payments for share repurchases. The increase in cash flows used in financing activities was primarily due to payments under our A/R Agreement during fiscal 2025, partially offset by the acquisition of treasury stock during fiscal 2024.

The Company received $157.1 million of net proceeds from the Term B-1 Loans on April 4, 2022, which, combined with cash on hand, was used for the closing of the Codecademy acquisition. We were required to prepay $31.4 million of principal outstanding under the Amended Credit Agreement from the proceeds of the SumTotal sale in August 2022. See Note 3 "Business Combinations" for more details.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of January 31, 2025 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	2026	2027-2028	2029-2030	Thereafter
Initial Term Loan	$588,197	$4,803	$14,409	$568,985	$—
Operating leases	9,697	2,214	3,183	1,987	2,313
Total	$597,894	$7,017	$17,592	$570,972	$2,313

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 12 – “Leases, Commitments and Contingencies”.

Critical Accounting Estimates

Our consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, the remaining useful lives of capitalized assets, income tax assets and liabilities, and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair value used in the impairment testing of our assets. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2 to our Consolidated Financial Statements. The following is a discussion of accounting estimates which management considers to be "critical," defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on the Company's financial condition or results of operations.

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

While the majority of the Company’s revenue relates to SaaS and subscription services where the entire arrangement fee is recognized on a straight-line basis over the contractual term, the Company sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation. The Company’s cloud-based solutions generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from classroom training and individual coaching is recognized in the period in which the services are rendered. Revenue from virtual and on-demand training for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers.

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

In addition, the Company reviews the carrying values of its indefinite-lived intangible assets, including goodwill and the Skillsoft trademark, during the fourth fiscal quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

The fair value of our indefinite-lived trademark intangible is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. Changes in these key assumptions could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen, subsequent reviews of goodwill and intangibles could result in impairment. Factors that could result in an impairment include, but are not limited to, the following:

●	Prolonged period of our estimated fair value of our reporting units exceeding our market capitalization;
●

Lower expectations for future profitability of bookings or EBITDA (a non-GAAP measure), which in part, could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;

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

For additional information on goodwill and intangibles see Note 5 to our Consolidated Financial Statements.

Income taxes

We provide for deferred income taxes resulting from temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the caption "provision for (benefits from) income taxes" in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

Our recently issued accounting pronouncements are set forth in Note 2 to our Consolidated Financial Statements.

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

Based on amounts outstanding under the Amended Credit Agreement and the A/R Agreement as of January 31, 2025, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.9 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 13 and Note 19, respectively, to our consolidated financial statements.

Based on the balance of our cash and cash equivalents, as of January 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.5 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheet at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $6.5 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption "other income (expenses), net" in our consolidated statement of operations. The Company is exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $2.3 million on our fiscal 2025 pre-tax income (loss).

Item 8. Financial Statements

Skillsoft Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Skillsoft Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skillsoft Corp. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 14, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Enterprise-grade solution revenue under Talent Development Solutions segment

Description of the Matter

For the year ended January 31, 2025, the Company’s Talent Development Solutions (“TDS”) segment recognized revenue of $405.5 million. The TDS segment revenue consists of both enterprise-grade solution revenue and consumer scale and experience learner platform revenue. As discussed in Notes 2 and 18 to the consolidated financial statements, the Company’s revenue primarily relates to software as a service ("SaaS") subscription services where the entire arrangement fee is recognized on a straight-line basis over the contractual term. The term of the Company’s enterprise-grade solution subscription contracts typically range from one year to three years. The Company’s SaaS subscription services generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services.

Auditing the Company's enterprise-grade solution SaaS subscription revenue recognition was especially challenging due to the high volume of contracts and the audit effort required in performing procedures and evaluating audit evidence related to the Company’s SaaS subscription revenue.

How We Addressed the Matter in Our Audit

To test the revenue recognition of enterprise-grade solution revenue under the TDS segment, our audit procedures included, among others, testing, on a sample basis, the completeness, accuracy, and occurrence of SaaS subscription revenue recognized by obtaining and inspecting source documents such as customer contracts, invoices, and cash receipts from customers, where applicable, and recalculating revenue based on the contractual term.

Valuation of indefinite-lived trademark

Description of the Matter

At January 31, 2025 the Company’s indefinite-lived trademark had a net carrying value of $76.5 million. This intangible asset is not subject to amortization and would be considered impaired if the trademark carrying value exceeds its estimated fair value. As discussed in Note 5 to the consolidated financial statements, the trademark is tested for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. The trademark is valued through the application of the relief-from-royalty method. No impairment was recorded for the year ended January 31, 2025.

Auditing the Company's valuation of the indefinite-lived trademark was complex due to the significant estimation uncertainty of the significant assumptions used in determining its fair value. The significant assumptions used by the Company to estimate the fair value of the trademark include the projected revenue growth rates, royalty savings rate, and discount rate, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the fair value of the Company’s indefinite-lived trademark, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management within the relief-from-royalty method to current industry and economic trends and to the Company’s historical financial results, including historical compound annual growth rate. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the trademark. We involved valuation specialists to assist in our evaluation of the Company’s analysis, valuation methodology and significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

April 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Skillsoft Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Skillsoft Corp.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skillsoft Corp. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated April 14, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

April 14, 2025

SKILLSOFT CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	January 31, 2025	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$100,766	$136,308
Restricted cash	2,571	10,215
Accounts receivable, net of allowance for credit losses of approximately $501 and $562 as of January 31, 2025 and January 31, 2024, respectively	178,989	185,638
Prepaid expenses and other current assets	50,527	53,170
Total current assets	332,853	385,331
Goodwill	317,071	317,071
Intangible assets, net	427,221	539,293
Operating right-of-use assets	4,936	8,044
Other assets	23,988	23,895
Total assets	$1,106,069	$1,273,634
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	44,980
Accounts payable	13,458	14,512
Accrued compensation	47,803	31,774
Accrued expenses and other current liabilities	24,231	29,939
Operating lease liabilities	1,791	3,049
Deferred revenue	282,295	282,570
Total current liabilities	376,982	413,228

Long-term debt	573,267	577,487
Deferred tax liabilities	42,039	52,148
Operating long-term lease liabilities	6,431	9,251
Deferred revenue - non-current	1,656	2,402
Other long-term liabilities	11,848	13,531
Total long-term liabilities	635,241	654,819
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,616,633 shares issued and 8,316,856 shares outstanding as of January 31, 2025, and 8,380,436 shares issued and 8,080,659 shares outstanding as of January 31, 2024	1	1
Additional paid-in capital	1,565,040	1,551,005
Accumulated deficit	(1,443,386)	(1,321,478)
Treasury stock, at cost- 299,777 as of January 31, 2025 and January 31, 2024	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(16,918)	(13,050)
Total shareholders’ equity (deficit)	93,846	205,587
Total liabilities and shareholders’ equity (deficit)	$1,106,069	$1,273,634

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Twelve Months Ended January 31,
	2025	2024	2023
Revenues:
Total revenues	$530,994	$553,237	$555,124
Operating expenses:
Costs of revenues	134,879	153,157	152,015
Content and software development	60,757	68,031	69,796
Selling and marketing	162,879	170,982	173,281
General and administrative	92,364	95,896	109,572
Amortization of intangible assets	127,216	152,511	170,260
Impairment of goodwill and intangible assets	—	202,233	641,362
Acquisition and integration related costs	4,247	5,063	30,663
Restructuring	18,273	13,978	12,294
Total operating expenses	600,615	861,851	1,359,243
Operating income (loss)	(69,621)	(308,614)	(804,119)
Other income (expense), net	677	(1,986)	4,438
Fair value adjustment of warrants	—	4,754	23,158
Fair value adjustment of interest rate swaps	1,287	2,756	(1,554)
Interest income	3,526	3,557	531
Interest expense	(63,516)	(65,335)	(53,493)
Income (loss) before provision for (benefit from) income taxes	(127,647)	(364,868)	(831,039)
Provision for (benefit from) income taxes	(5,739)	(16,265)	(40,973)
Income (loss) from continuing operations	(121,908)	(348,603)	(790,066)
Gain (loss) on sale of business	—	(682)	56,619
Income from discontinued operations, net of tax	—	—	8,483
Net income (loss)	$(121,908)	$(349,285)	$(724,964)

Net income (loss) per share:
Basic and diluted - continuing operations	$(14.87)	$(43.29)	$(99.45)
Basic and diluted - discontinued operations	—	(0.09)	8.19
Basic and diluted	$(14.87)	$(43.38)	$(91.26)
Weighted average common share outstanding:
Basic and diluted	8,200,077	8,051,593	7,944,019

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Twelve Months Ended January 31,
	2025	2024	2023
Comprehensive income (loss):
Net income (loss)	$(121,908)	$(349,285)	$(724,964)
Foreign currency adjustment, net of tax	(3,868)	1,744	(17,874)
Total comprehensive income (loss)	$(125,776)	$(347,541)	$(742,838)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2022	6,662,902	—	$1	$1,306,156	$(247,229)	$—	$970	$1,059,898
Stock-based compensation	—	—	—	36,622	—	—	—	36,622
Common stock issued	128,821	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awarded	(46,136)	—	—	(4,276)	—	—	—	(4,276)
Common stock issued in connection with Codecademy acquisition	1,518,721	—	—	182,547	—	—	—	182,547
Fair value of stock-based awards attributed to Codecademy acquisition	—	—	—	538	—	—	—	538
Repurchase of common stock	—	(81,514)	—	—	—	(2,845)	—	(2,845)
Translation adjustment	—	—	—	—	—	—	(17,874)	(17,874)
Deconsolidation of SumTotal	—	—	—	—	—	—	2,110	2,110
Net income (loss)	—	—	—	—	(724,964)	—	—	(724,964)
Balance January 31, 2023	8,264,308	(81,514)	1	1,521,587	(972,193)	(2,845)	(14,794)	531,756
Stock-based compensation	—	—	—	31,067	—	—	—	31,067
Common stock issued	178,409	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(62,281)	—	—	(1,649)	—	—	—	(1,649)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	1,744	1,744
Net income (loss)	—	—	—	—	(349,285)	—	—	(349,285)
Balance January 31, 2024	8,380,436	(299,777)	1	1,551,005	(1,321,478)	(10,891)	(13,050)	205,587
Stock-based compensation	—	—	—	15,162	—	—	—	15,162
Common stock issued	335,113	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(98,916)	—	—	(1,127)	—	—	—	(1,127)
Translation adjustment	—	—	—	—	—	—	(3,868)	(3,868)
Net income (loss)	—	—	—	—	(121,908)	—	—	(121,908)
Balance January 31, 2025	8,616,633	(299,777)	$1	$1,565,040	$(1,443,386)	$(10,891)	$(16,918)	$93,846

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(121,908)	$(349,285)	$(724,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	—	202,233	641,362
Amortization expense for intangible assets	127,216	152,511	176,690
Stock-based compensation expense	19,587	31,067	36,622
Non-cash operating lease right-of-use asset expense	2,175	5,015	5,836
Depreciation expense	3,374	3,330	6,508
Non-cash interest expense	2,184	2,074	2,098
Non-cash property, equipment, software and operating right-of-use asset impairment charges	2,622	5,230	—
Provision for credit loss expense (recovery)	(61)	341	375
(Gain) loss on sale of business	—	682	(56,619)
Provision for (benefit from) deferred income taxes – non-cash	(9,990)	(22,066)	(43,082)
Fair value adjustment of warrants	—	(4,754)	(23,158)
Fair value adjustment of interest rate swaps	(1,287)	(2,756)	1,554
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,087	(2,091)	(1,560)
Prepaid expenses and other assets, including long-term	(132)	(4,601)	(13,588)
Operating right-of-use assets and operating lease liabilities	(4,487)	(6,041)	(4,456)
Accounts payable	(855)	(3,848)	(5,982)
Accrued expenses and other liabilities, including long-term	5,348	(6,425)	(20,797)
Deferred revenue	2,092	2,202	2,228
Net cash provided by (used in) operating activities	29,965	2,818	(20,933)
Cash flows from investing activities:
Purchase of property and equipment	(1,603)	(4,181)	(4,913)
Proceeds from sale of property and equipment	10	—	—
Internally developed software - capitalized costs	(16,765)	(13,722)	(10,352)
Sale of SumTotal, net of cash transferred	—	(5,137)	171,995
Acquisition of Codecademy, net of cash acquired	—	—	(198,914)
Net cash provided by (used in) investing activities	(18,358)	(23,040)	(42,184)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(1,127)	(1,649)	(4,279)
Payments to acquire treasury stock	—	(8,046)	(2,845)
Proceeds from (payments on) accounts receivable facility	(43,980)	5,287	(34,936)
Principal payments on term loans	(6,404)	(6,404)	(37,795)
Proceeds from issuance of term loans, net of fees	—	—	157,088
Net cash provided by (used in) financing activities	(51,511)	(10,812)	77,233
Effect of exchange rate changes on cash and cash equivalents	(3,282)	1	(5,483)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,186)	(31,033)	8,633
Cash, cash equivalents and restricted cash, beginning of period	146,523	177,556	168,923
Cash, cash equivalents and restricted cash, end of period	$103,337	$146,523	$177,556
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$100,766	$136,308	$170,359
Restricted cash	2,571	10,215	7,197
Cash, cash equivalents and restricted cash, end of period	$103,337	$146,523	$177,556

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Twelve Months Ended January 31,
	2025	2024	2023
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$63,114	$64,229	$49,078
Cash paid (received) for income taxes, net of refunds	3,702	5,839	4,165
Unpaid capital expenditures	—	—	596
Shares issued in connection with business combination	—	—	182,550

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, “our” and the “Company”) empowers organizations and learners to unlock their full potential by delivering personalized, interactive learning experiences and enterprise-ready solutions. Our Class A Common Stock, par value $0.0001 per share (“common stock”), has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. We have two operating and reportable segments: Talent Development Solutions (“TDS”) and Global Knowledge (“GK”). Information about our segments is described in Note 20.

References in the accompanying footnotes to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2025 is the fiscal year ended January 31, 2025).

Principles of Consolidation and Basis of Financial Statement Preparation

The accompanying consolidated financial statements include the accounts of Skillsoft Corp. and its subsidiaries, all of which are wholly-owned. We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair values used in the impairment testing of our nonfinancial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact future periods.

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

The Company’s cloud-based software as a solution generally does not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from classroom training and individual coaching is recognized in the period in which the services are rendered. Revenue from virtual and on-demand training for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers.

The Company also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized over time based on a measure of progress that reasonably reflects our advancement toward satisfying the performance obligation.

While the Company’s revenue primarily relates to software as a service ("SaaS") subscription services where the entire arrangement fee is recognized on a straight-line basis over the contractual term, the Company sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. The Company allocates the transaction price of the arrangement based on the relative standalone selling price, or SSP, of each distinct performance obligation.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as costs of revenues. The Company presents revenues net of any taxes collected from customers and remitted to government authorities.

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

Deferred Contract Acquisition Costs

Sales compensation costs are incurred upon the successful acquisition of a new customer, the extension of an existing customer contract, or the expansion of an existing customer relationship. The Company defers certain TDS sales compensation costs to align the recognition of customer contract acquisition costs with the associated revenue recognition period of the underlying customer licensing or service agreement. Deferred sales compensation costs are amortized on a straight-line basis over the estimated period of benefit. Sales compensation costs related to our GK products and services are expensed as incurred, which typically aligns with the delivery of those services. Sales compensation costs and amortization of deferred sales compensation costs are included within sales and marketing expenses in the consolidated statements of operations.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in in the caption "other income (expenses), net" in the accompanying consolidated statements of operations. For the fiscal years ended January 31, 2025, 2024 and 2023, gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $1.0 million, $1.5 million and $3.8 million, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents also include amounts in transit from certain payment processors for credit and debit card transactions, which typically settle within five business days. As of  January 31, 2025 and  January 31, 2024, the Company did not have any available-for-sale investments.

As of January 31, 2025 and January 31, 2024, the Company had approximately $100.8 million and $136.3 million of cash and cash equivalents, respectively.

As of January 31, 2025 and January 31, 2024, the Company had approximately $2.6 million and $10.2 million of restricted cash, respectively. As of January 31, 2025, our restricted cash primarily consisted of amounts held as reserves to facilitate timely customer collections. We also had restricted cash related to our A/R Facility (defined and described in note 13). Under the terms of our A/R Facility, the Company is required to maintain three restricted accounts: (i) an interest reserve account, (ii) a foreign exchange reserve account, and (iii) a concentration account. The interest reserve account requires us to maintain an amount equal to three months interest on the greater of the facility balance or facility balance floor (the facility balance floor was$1.0 million as of January 31, 2025). The foreign exchange reserve account requires the Company to restrict cash in an amount equivalent to the change in the translated value of our foreign receivables included in the borrowing base from the date first utilized. The concentration account requires the Company to deposit receipts from the accounts receivable included in the borrowing base until the Company submits a monthly reconciliation report. At that time, the funds may be returned if they are replaced with new receivables.

Acquisition and Integration Related Costs

The Company expenses acquisition and integration related costs as incurred, which consist of professional fees for legal, investment banking and other advisor costs incurred in connection with business combinations and the subsequent integration-related activities.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the agreement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the obligation at commencement date. When it is reasonably certain we will exercise options to extend or terminate contained in the lease agreements, we reflect it in our ROU assets and lease liabilities. Lease expense is recognized on a straight-line basis over the contractual term. If the Company has agreements with both lease and non-lease components, generally we account for them separately.

Content and Software Development Expenses

Content and software development expenses consist primarily of personnel and contractor related expenditures to develop the Company’s content, platform and other product offerings are expensed as incurred. The Company outsources certain aspects of content production to third parties who produce original content on behalf of Skillsoft. Third party costs incurred in these development efforts with external resources may include prepayments and are recognized as expense in proportion to the level of services completed.

Software development costs are expensed as incurred, except for costs attributable to upgrades and enhancements that qualify for capitalization. See the “Capitalized Software Development Costs” section below for further discussion on this matter.

For the fiscal 2025, fiscal 2024 and fiscal 2023, the Company incurred $23.4 million, $26.3 million and $32.1 million, respectively of proprietary content development expenses.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platforms incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally 3 to 5 years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets in the accompanying consolidated balance sheets. For fiscal 2025, fiscal 2024 and fiscal 2023, the Company capitalized $16.8 million, $13.7 million and $10.4 million of internal use software and development costs, respectively, and recognized amortization of $8.6 million, $4.9 million and $1.2 million, respectively.

Content Partner Expenses

For fiscal 2025, fiscal 2024 and fiscal 2023, the Company recognized $24.8 million, $30.9 million and $30.9 million, respectively of royalty and course material expenses for third party content used or provisioned in the Company’s content library. Content partner expenses are included within cost of revenues in the consolidated statements of operations.

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

Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt interest rate cap derivatives and warrants. The carrying amount of accounts receivable is net of an allowance for credit losses, which is based on historical collections and known credit risks. See Note 19 for a discussion related to the fair value of the Company’s borrowing agreements.

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

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the consolidated statements of operations.

The Company has elected to not designate their derivatives as hedging relationships. As such, the changes in the fair value of the derivatives are recorded directly in the consolidated statement of operations.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the fiscal 2025, fiscal 2024 and fiscal 2023, no customer individually comprised greater than 10% of revenue. As of January 31, 2025 and 2024, no customer individually comprised more than 10% of accounts receivable.

The Company considers its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for credit losses that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, an allowance for credit loss is recorded utilizing different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowances are adjusted as additional information becomes known or payments are made.

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

In addition, the Company reviews the carrying values of its indefinite-lived intangible assets, including goodwill and the Skillsoft trademark, during the fourth fiscal quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

The fair value of our indefinite-lived trademark intangible is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. Changes in these key assumptions could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen, subsequent reviews of goodwill and intangibles could result in impairment. Factors that could result in an impairment include, but are not limited to, the following:

●	Prolonged period of our estimated fair value of our reporting units exceeding our market capitalization;
●	Lower expectations for future profitability of bookings or EBITDA (a non-GAAP measure), which in part, could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;
●	Deterioration in key assumptions used in our income approach estimates of fair value, such as higher discount rates from higher stock market volatility; and
●	Valuations of significant mergers or acquisitions of companies that provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

See Note 5 for a discussion of impairment charges recognized for fiscal 2024 and fiscal 2023.

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

ASC 842 amended ASC 420 to exclude costs to terminate a contract that is a lease from the scope of ASC 420. The Company evaluates operating ROU assets abandonment and impairment in accordance with ASC 360, Property, Plant, and Equipment and recognizes operating ROU assets abandonment related amortization and write-offs as restructuring charges in its consolidated statements of operations.

Stock-Based Compensation Expense

We recognize compensation expense for time-based restricted stock units granted to employees on a straight-line basis over the service period that awards are expected to vest, based on the fair value of the awards on the date of the grant. For restricted-stock units subject to meeting specified market conditions, we recognize compensation expense using an accelerated attribution method. We recognize forfeitures as they occur. The fair value of restricted stock units that vest based on market conditions are estimated using the Monte Carlo valuation method. These fair value estimates of stock related awards and assumptions inherent therein are estimates and, as a result, may not be reflective of future results or amounts ultimately realized by recipients of the grants.

Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $10.6 million, $15.4 million and $15.8 million for the fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Advertising expense is included in the caption "selling and marketing" on the consolidated statements of operations.

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

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items. The Company adopted this guidance effective January 31, 2025. Refer to Note 20 "Segment Information" for addition detail.

Recently Issued Accounting Guidance

In November 2023, the FASB also issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires additional information in the rate reconciliation table and additional disclosures about income taxes paid. The Company adopted this guidance effective February 1, 2025. We are currently evaluating the impact of this amended disclosure guidance.

(3) Business Combinations

On April 4, 2022, the Company acquired Ryzac, Inc. ("Codecademy"), a learning platform providing high-demand technical skills to approximately 40 million registered learners in nearly every country worldwide. The platform offers interactive, self-paced courses and hands-on learning in 14 programming languages across multiple domains such as application development, data science, cloud and cybersecurity.

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

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships were valued using the income approach. The trade name was valued using the relief-from-royalty method. The courseware and proprietary delivery software were valued using the replacement cost approach.

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

In fiscal 2023, the Company incurred $10.7 million in acquisition-related costs, which primarily consisted of transaction fees and legal, accounting, and other professional services. These costs are included in "acquisition and integration related costs" in the accompanying consolidated statements of operations.

The unaudited pro forma financial information below is presented in accordance with Regulation S-X, Article 11 to enhance comparability for all periods by including operating results for Codecademy as if the transactions had closed on February 1, 2022 (in thousands):

Unaudited
Pro Forma
Statements of
Operations
Twelve Months
Ended
January 31,
2023
Revenue	$563,182
Net loss from continuing operations	(153,640)

The unaudited pro forma financial information does not assume any impacts from revenue, cost, or other operating synergies that could be generated as a result of the combination. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated on February 1, 2022. The pro forma financial information includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, and the exclusion of goodwill impairment of $641 million.

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

The financial results of SumTotal are presented as Income from discontinued operations, net of tax in our consolidated statements of operations. The following presents financial results of SumTotal for all periods presented in our consolidated statements of operations (in thousands):

Twelve Months Ended January 31,
2023
Revenues:
Total revenues	$60,706
Operating expenses:
Costs of revenues	19,027
Content and software development	12,246
Selling and marketing	11,507
General and administrative	730
Amortization of intangible assets	6,345
Acquisition and integration related costs	1,609
Restructuring	42
Total operating expenses	51,506
Operating income from discontinued operations	9,200
Other income (expense), net	2,681
Interest income	12
Interest expense	(1,443)
Income (loss) from discontinued operations before income taxes	10,450
Provision for (benefit from) income taxes	1,967
Net income (loss) from discontinued operations	$8,483

In addition, the amounts described in other footnotes within these consolidated financial statements have been updated to reflect the amounts applicable to continuing operations, unless otherwise noted.

(5) Intangible Assets

Intangible assets consisted of the following (in thousands):

	January 31, 2025				January 31, 2024
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	2.0	$365,108	$238,941	$126,167	2.7	$355,247	$172,578	$182,669
Customer contracts/relationships	8.6	267,286	96,777	170,509	9.5	269,300	59,091	210,209
Trademarks and trade names	11.5	52,378	10,161	42,217	12.4	52,863	6,184	46,679
Publishing rights	1.4	41,100	29,889	11,211	2.4	41,100	21,668	19,432
Backlog	0.9	49,700	49,128	572	1.9	49,700	45,941	3,759
Skillsoft trademark	Indefinite	76,545	—	76,545	Indefinite	76,545	—	76,545
Total intangible assets		$852,117	$424,896	$427,221		$844,755	$305,462	$539,293

The change in our goodwill balance is as follows (in thousands):

Description	TDS	GK	Consolidated
Goodwill January 31, 2023	$417,340	$40,404	$457,744
Foreign currency translation adjustment	(541)	1,605	1,064
Impairment of goodwill	(129,149)	(12,588)	(141,737)
Goodwill January 31, 2024	287,650	29,421	317,071
Foreign currency translation adjustment	—	—	—
Impairment of goodwill	—	—	—
Goodwill January 31, 2025	$287,650	$29,421	$317,071

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended January 31:

Amortization Expense
2026	$125,353
2027	79,865
2028	39,094
2029	28,562
2030	22,080
Thereafter	55,722
Total future amortization	$350,676

Amortization expense related to intangible assets in the aggregate was $127.2 million for fiscal 2025, $152.5 million for fiscal 2024, and $170.3 million for fiscal 2023.

Impairment Review Requirements and Assumption Uncertainty

The Company monitors adverse events, conditions or changes in circumstances that would indicate impairment of intangible assets that are subject to amortization. When such events, conditions or changes in circumstances occur, we assess the recoverability of such assets by comparing the undiscounted future cash flows attributable to the intangible assets to their carrying amount. If the undiscounted future cash flows are less than the carrying amount, an impairment charge based on the excess of the carrying amount over the fair value of the assets is recorded.

The Company evaluates impairment for indefinite-lived intangible assets, including goodwill, on an annual impairment test date ( January 1) or more frequently if there are indicators of impairment. In connection with the goodwill and indefinite-lived intangible assets impairment evaluation, the Company may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If the Company fails the qualitative assessment or elects to bypass it, a comparison of the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value is completed. If the carrying value exceeds the fair value, an impairment loss equal to the difference (for goodwill, not to exceed the amount of goodwill allocated to the reporting unit) is recorded.

The fair value of our reporting units is determined using a weighted average valuation model of the income approach (discounted cash flow approach) and market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management endeavors to ensure that the assumptions used are reflective of what a market participant would have used in calculating fair value considering the then current economic conditions. This process was followed below during our annual impairment test as of January 1st of each of fiscal 2025, 2024 and 2023.

The fair value of our indefinite-lived trademark intangible is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. This process was followed below during our annual impairment test as of January 1st of each of fiscal 2025, 2024 and 2023.

In determining reporting units, the Company first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results.

No Impairment for the Fiscal Year Ended January 31, 2025

As of January 1, 2025, we estimated the fair value of the TDS and GK reporting units using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above and, as of such date, the fair value was in excess of the carrying value for each reporting unit.

As of January 1, 2025, we estimated the fair value of our indefinite-lived trademark intangible using relief-from-royalty method discussed in Impairment Review Requirements and Assumption Uncertainty above and, as of such date, the fair value was in excess of the carrying value. However, the excess was not significant and changes in the key assumptions, discussed in Impairment Review Requirements and Assumption Uncertainty above, could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

Impairment for the Fiscal Year Ended January 31, 2024

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in the Company’s stock price and market capitalization, industry analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth experience and expectations for the industry in which the TDS reporting unit operates; and (ii) our GK reporting unit experiencing continued declines in bookings and GAAP revenues.

For the reasons discussed above, for our identifiable intangibles subject to amortization, management believed there were unfavorable changes to assumptions and factors that occurred during fiscal 2024 that would indicate impairment or a change in the remaining useful life. Our estimated undiscounted future cash flows attributable to the amortizable intangibles were projected to be less than the carrying values for the GK reporting unit. Therefore, we updated the fair values for all of our identifiable intangibles, including the indefinite-lived intangible in our TDS reporting unit, that are fair valued using the income approach, as of January 1, 2024. We compared the fair values to their carrying values, which resulted in aggregate impairment losses of $60.5 million during the fourth quarter of fiscal 2024.

Management next estimated the fair value of the TDS and GK reporting units using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons discussed, the discount rate applied to the analysis increased from the prior year, which drove a lower fair value of our reporting units, resulting in goodwill being impaired for the TDS and GK reporting units as of January 1, 2024, as the fair values fell below their respective carrying values. As such, the Company recorded goodwill impairment of $129.1 million for the TDS reporting unit and $12.6 million for the GK reporting unit during the fourth quarter of fiscal 2024.

Impairment for the Fiscal Year Ended January 31, 2023

During the second quarter of fiscal 2023, we identified triggering events for impairment in the GK reporting unit due primarily to a significant decline in bookings and GAAP revenue. Management believed the poor performance was due to a variety of factors, including: (i) reduced corporate spending as customers braced for the potential of a recessionary environment; (ii) difficulty maintaining adequate sales capacity in a challenging labor market for employers; and (iii) evolving customer preferences with respect to training in a post-COVID environment.

For the GK reporting unit, as of July 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than the carrying values. In addition, the fair values for indefinite-lived intangibles, were also greater than their carrying values. Therefore, during the second quarter of fiscal 2023, management concluded there was no impairment of identifiable intangibles.

Management next estimated the fair value of the GK reporting unit as of July 31, 2022, using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons described, the estimated future cash flows declined, and when applied to the analysis drove a lower fair value of the GK reporting unit. As a result, the Company recorded a $70.5 million goodwill impairment for the three months ended July 31, 2022.

During the third quarter of fiscal 2023, we identified triggering events for impairment attributable primarily to deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, and major market indices. In addition, interest rates had risen, which increased our discount rate assumption. Furthermore, the Company lowered its projected operating results primarily due to underperformance of the GK reporting unit and macroeconomic uncertainty.

As of October 31, 2022, the estimated undiscounted future cash flows attributable to the amortizable intangibles were greater than the carrying values. In addition, the fair value for indefinite-lived intangible, was also greater than the carrying value. Therefore, during the third quarter of fiscal 2023 there was no impairment of identifiable intangibles.

Management next estimated the fair value of the TDS and GK reporting units as of October 31, 2022, using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons discussed, the valuation results indicated that for each of the TDS and GK reporting units, the fair value fell below their respective carrying values. Therefore, the Company recorded a $569.3 million goodwill impairment for the TDS reporting unit and an additional $1.6 million goodwill impairment for the GK reporting unit during the three months ended October 31, 2022.

As of January 1, 2023, the estimated undiscounted future cash flows attributable to the amortizable intangibles appeared to be greater than the carrying values. In addition, the fair values for indefinite-lived intangibles, were also greater than the carrying values. We performed our annual quantitative goodwill impairment test for our reporting units as of January 1, 2023, using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above and, as of such date, the fair value was in excess of each reporting unit's carrying value. Therefore, no intangible or goodwill impairment was recognized during the fourth quarter of fiscal 2023.

(6) Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
Domestic	$(24,556)	$(197,841)	$(129,542)
Foreign	(103,091)	(167,027)	(701,497)
Income (loss) before income taxes	$(127,647)	$(364,868)	$(831,039)

Significant components of the income tax provision (benefit) consist of the following (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
CURRENT
Federal	$694	$722	$(2,246)
State	398	415	583
Foreign	3,159	4,664	4,716
Current tax provision (benefit)	4,251	5,801	3,053

DEFERRED
Federal	26	11	(17,734)
State	31	(45)	(4,285)
Foreign	(10,047)	(22,032)	(22,007)
Deferred tax provision (benefit)	(9,990)	(22,066)	(44,026)
Income tax provision (benefit)	$(5,739)	$(16,265)	$(40,973)

The Company’s effective tax rate differed from the statutory rate as follows:

	Twelve Months Ended January 31,
	2025	2024	2023
United States (21.0%)	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
US state income taxes, net of federal benefit	1.6%	0.9%	0.4%
Foreign rate differential	4.9%	1.8%	(6.2)%
Global intangible low-taxed income	(4.8)%	(1.8)%	(0.7)%
Non-deductible expenses	(1.3)%	0.1%	(0.1)%
Non-deductible officer compensation	(0.4)%	0.0%	(0.1)%
Warrants	0.0%	0.3%	0.6%
Unremitted earnings	(2.1)%	(0.6)%	0.0%
Unrecognized tax benefit	(0.7)%	(0.8)%	0.2%
Change in valuation allowance	(16.7)%	(6.7)%	4.6%
Impairment of goodwill	0.0%	(8.1)%	(10.1)%
Return to provision adjustment	2.1%	0.6%	(0.2)%
Expired deferred tax assets	0.1%	(2.3)%	(3.9)%
Stock-based compensation	(1.6)%	(0.9)%	(0.4)%
Internal restructuring	0.0%	0.0%	1.1%
Rate change	2.7%	2.1%	(0.3)%
Other	(0.3)%	(1.1)%	(1.0)%
Effective tax rate	4.5%	4.5%	4.9%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of the periods presented were as follows (in thousands):

	As of January 31,
	2025	2024
ASSETS
Loss carryforwards	$97,516	$97,726
Deferred interest expense	62,571	47,853
Reserves and accruals	7,211	5,776
Lease liabilities	1,204	2,032
Transaction costs	3,322	3,779
Capitalized research and development expenses	16,668	12,329
Other intangibles	24,323	21,197
Other	68	488
Gross deferred tax assets	212,883	191,180
Less: Valuation allowance	(178,222)	(157,226)
Net deferred tax assets	34,661	33,954
LIABILITIES
Intangibles	(58,207)	(74,072)
Property and equipment, net	(6,349)	(4,385)
Accrued interest	(749)	(1,343)
Right-of-use asset	(839)	(1,641)
Unremitted earnings	(5,987)	(3,299)
Other	(4,569)	(1,362)
Gross deferred tax liabilities	(76,700)	(86,102)
Total deferred tax liabilities, net	$(42,039)	$(52,148)

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax assets and liabilities in assessing the realization of deferred tax assets. As of the periods presented, the Company had established a valuation allowance of $178.2 million and $157.2 million, respectively, against its deferred tax assets due to uncertainty about whether the deferred tax assets will be realized. The change in total valuation allowance from January 31, 2024 to January 31, 2025 was an increase of $21.0 million.

As of January 31, 2025, the Company had U.S. federal, state and foreign net operating loss ("NOL") carryforwards of $229.0 million, $316.1 million and $62.5 million, respectively. If not utilized, certain of the federal, state and foreign NOL carryforwards will expire beginning in fiscal 2026 with the remainder not subject to an expiration.

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all their research and development costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, the Company began capitalizing and amortizing research and development costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs for tax purposes.

The utilization of the Company’s NOL, other attributes, and credit carryforwards may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the NOLs, other attributes, and credit carryforwards prior to their utilization. Certain attributes and carryforwards will be permanently disallowed due to historical Section 382 ownership changes and have been removed from the Company’s deferred tax assets. As of January 31, 2025, the Company has written off a cumulative $31.2 million of NOLs, deferred interest, and credit carryforwards that will expire unused due to Section 382 limitations along with the corresponding valuation allowance.

We provide for income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. As of January 31, 2025, the Company has accrued $6.0 million related to undistributed earnings from foreign subsidiaries as they are not considered indefinitely reinvested outside the United States. Any basis differences not related to undistributed earnings continues to be considered indefinitely reinvested outside the United States.

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

Uncertain Tax Positions

As of January 31, 2025, the Company had $12.6 million of unrecognized tax benefits associated with uncertain tax positions and an additional $1.8 million of accrued interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
Unrecognized tax benefits, beginning balances	$14,820	$12,320	$14,340
Increases for tax positions taken during a prior period	—	2,399	952
Decreases for tax positions taken during a prior period	(4)	(95)	(210)
Other	(110)	196	(720)
Decreases for tax positions settled with tax authorities	(2,080)	—	—
Decreases resulting from the expiration of statute of limitations	—	—	(2,042)
Unrecognized tax benefits, ending balance	$12,626	$14,820	$12,320

The Company recognized $0.9 million, $0.7 million and ($0.3) million of interest and penalties during fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The Company has accrued $1.8 million and $1.2 million for the payment of interest and penalties as of January 31, 2025, and January 31, 2024, respectively. We estimate that $6.1 million of our unrecognized tax benefits that we have accrued as of January 31, 2025, will be released within the next 12 months due to expiration of the applicable statute of limitations.

The Company and its subsidiaries filed tax returns for the United States, multiple states and localities, and for various non-United States jurisdictions. The Company has identified the United States and Ireland as its major tax jurisdictions. The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The Company’s U.S. federal tax returns are open for years after January 31, 2021.

(7) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets on the accompanying consolidated balance sheets consist of the following (in thousands):

	As of January 31,
	2025	2024
Deferred commission costs – current	$21,943	$23,227
Prepaid taxes	4,551	6,552
Prepaid software maintenance costs	7,086	5,369
Prepaid SaaS costs	4,451	4,425
Prepaid royalties	2,842	2,875
Prepaid insurance costs	1,249	1,433
Prepaid employee benefits	861	944
Other prepaid expenses	5,343	4,941
Other receivables	817	2,250
Other current assets	1,384	1,154
Total prepaid expenses and other current assets	$50,527	$53,170

(8) Other Assets

Other assets on the accompanying consolidated balance sheets consist of the following (in thousands):

	As of January 31,
	2025	2024
Deferred commission costs – non-current	$16,395	$13,439
Property and equipment, net	3,196	6,639
Fair value of interest rate swaps	2,489	1,202
Deposits	756	844
Other	1,152	1,771
Total other assets	$23,988	$23,895

The Company’s deposits reflect security advances with our third-party providers, including the lessors for our leased facilities.

(9) Accrued Expenses

Accrued expenses on the accompanying consolidated balance sheets consisted of the following (in thousands):

	As of January 31,
	2025	2024
Accrued value added taxes	$7,389	$8,808
Accrued income, franchise, and payroll withholding taxes	2,139	2,108
Accrued professional fees	1,238	1,982
Accrued interest	162	2,335
Accrued royalties	1,357	1,278
Accrued content related costs	660	992
Accrued accounts payable	6,355	7,246
Other accrued liabilities	4,931	5,190
Total accrued expenses	$24,231	$29,939

(10) Restructuring

In connection with strategic initiatives implemented during the fiscal 2025, fiscal 2024 and fiscal 2023, the Company’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. These strategic initiatives included the comprehensive resource reallocation plan announced on July 11, 2024.

The following is a summary of restructuring charges by segment for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
TDS	$13,256	$8,335	$5,178
GK	5,017	5,643	7,116
Total	$18,273	$13,978	$12,294

These restructuring charges are presented separately in the accompanying consolidated statements of operations. Our restructuring charges recognized during fiscal 2025, fiscal 2024 and fiscal 2023 included $11.9 million, $8.7 million, and $4.2 million for severance costs of terminated employees, as well as $1.4 million, $3.6 million, and $3.6 million for lease termination and lease impairment charges, respectively.

The restructuring charge liability activity consisted of the following for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2025	2024
Restructuring liability as of beginning-of-period	$3,314	$2,750
Restructuring expense during-the-period	18,273	13,978
Cash paid during-the-period	(19,151)	(13,414)
Restructuring liability as of end-of-period	$2,436	$3,314

Management has completed the majority of planned restructuring actions as of January 31, 2025; however, the Company will continue to evaluate its cost structure to align operating expenses with existing economic conditions and its operating model which could result in further restructuring actions.

(11) Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the plan, employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may make discretionary contributions. Under this plan, Company contributions of approximately $2.6 million, $2.6 million and $2.3 million were made for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, Company contributions of approximately $3.3 million, $3.5 million and $3.5 million were made for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

(12) Leases, Commitments and Contingencies

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

All of the Company's leases are classified as operating leases. Our ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the expected lease term. As the Company’s operating leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at the acquisition date to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The weighted average incremental borrowing rate for its operating leases as of  January 31, 2025 was 6.0%.

The operating leases are included in the captions “operating right-of-use assets”, “operating lease liabilities”, and “operating long-term lease liabilities” on the Company’s consolidated balance sheets. The weighted-average remaining lease term of the Company’s operating leases is 6.3 years as of January 31, 2025. Lease costs for minimum lease payments are recognized on a straight-line basis over the lease term. The lease costs were $2.2 million and related cash payments were $4.3 million for the fiscal year ended January 31, 2025. The lease costs were $5.0 million and related cash payments were $4.8 million for the fiscal year ended January 31, 2024. Lease costs are included within the content and software development, selling and marketing, and general and administrative lines on the consolidated statements of operations, and the operating leases related cash payments were included in the operating cash flows on the consolidated statements of cash flows. Short-term lease costs and variable lease costs are not material.

See Note 10 for a discussion related to restructuring charges associated with lease termination and lease impairment charges.

The below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of January 31, 2025 (in thousands):

Fiscal years ended January 31:
2026	$2,214
2027	1,670
2028	1,513
2029	1,269
2030	718
Thereafter	2,313
Total future minimum lease payments	9,697
Effects of discounting	(1,475)
Total lease liabilities	$8,222

Current lease liabilities	$1,791
Long-term lease liabilities	6,431
Total lease liabilities	$8,222

Litigation

On November 21, 2023, a Company stockholder (Jonathon Norcross) filed a derivative lawsuit in the Delaware Court of Chancery captioned In re Skillsoft Corp. Stockholders Litigation, C.A. No. 2023-1179-JTL (Del. Ch.), challenging the Company’s acquisition of Codecademy in April 2022. The plaintiff claimed that certain of the Company’s directors, together with Company stockholder MIH Learning B.V., breached their fiduciary duties in connection with the merger. On February 7, 2025, the Court dismissed all claims against all defendants. On February 14, 2025, the plaintiff filed a motion for reargument of the Court’s decision, which the defendants opposed on February 21, 2025. On March 25, 2025, the Court denied the plaintiff's motion for reargument. We currently cannot estimate any possible loss that may result from this action.

In addition, the Company is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to commercial and contractual disputes, employment matters, intellectual property, and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with GAAP, an estimate is made of the loss, and the appropriate accrual is reflected in our consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of these pending claims and litigation, management does not anticipate that the outcome of any such current proceedings or known claims, either individually or in aggregate, will materially affect the Company’s financial position, results of operations or cash flows.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of our common stock, or any associate of any of the foregoing is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Warranties and Indemnities

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

(13) Long-Term Debt

Debt consisted of the following (in thousands):

	As of January 31,
	2025	2024
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$581,793	$588,197
Original issue discount - long-term portion	(5,527)	(6,942)
Deferred financing costs - long-term portion	(2,999)	(3,768)
Long-term debt	$573,267	$577,487

Term Loans

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility (the “Term Loan Facility”). Term loans under the Term Loan Facility ("Original Term Loans") were drawn in full on the closing date thereof, and are scheduled to mature on July 16, 2028 (the “Maturity Date”).

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

The First Amendment provided for the incurrence of up to an additional $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Term Loan Facility, which were drawn in full on the closing date thereof, and are scheduled to mature on the Maturity Date. In addition, the First Amendment, among other things, (a) provided for early opt-in to the Secured Overnight Financing Rate ("SOFR") for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

The Company received $153.2 million of net proceeds (net of $4.0 million of financing costs and $2.8 million of original issuance discounts) from the Term B-1 Loans on April 4, 2022. The Company used the net proceeds and cash on hand for the closing of the Codecademy acquisition on April 4, 2022.

The refinancing via the First Amendment was accounted for as a loan modification for certain lenders and a loan extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguished. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $0.1 million and $2.8 million, respectively, are being amortized as additional interest expense over the term of the Initial Term Loans. Furthermore, $3.9 million of third-party costs incurred were recognized as interest expenses in the accompanying consolidated statement of operations for the fiscal year ended January 31, 2023.

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly principal re-payments of $1.6 million.

On August 15, 2022, pursuant to the Purchase Agreement entered on June 12, 2022 by and among Skillsoft, Skillsoft (US) Corporation (“Seller”), Amber Holding Inc. (“SumTotal”), and Cornerstone OnDemand, Inc. (“Buyer”), Seller completed the sale of one hundred percent (100%) of the outstanding shares of capital stock of SumTotal to Buyer. As a result of the asset sale, the Company made a mandatory prepayment of $31.4 million to the lenders under the Amended Credit Agreement in August 2022. The remaining net cash proceeds attributable to the sale of SumTotal were subject to reinvestment provisions and could not be used for general corporate purposes.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as the assets of each subsidiary guarantor.

Amounts outstanding under the Term Loan Facility bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest period plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus 10.50%, (ii) the “prime rate” quoted by the administrative agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for alternative base rate loans. As of January 31, 2025, the outstanding principal balance of $594.6 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%, and quarterly principal repayments of $1.6 million until maturity.

Voluntary prepayment of the Initial Term Loans is permitted under the Term Loan Facility. We are also required to make annual prepayments of outstanding obligations under the Amended Credit Facility of specified excess cash flow for the prior fiscal year. In addition, prepayments of outstanding obligations under the Amended Credit Facility may also be required in the amount of specified net cash proceeds received above a specified annual threshold. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement. These include, among other things, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of January 31, 2025, the Company is in compliance with all covenants.

The Amended Credit Agreement contains customary events of default. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a default rate of 2%. If an event of default occurs and is continuing (and is not waived), the administrative agent may declare all amounts outstanding thereunder to be immediately due and payable.

The refinancing was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related principal balance was considered modified or extinguished. Accordingly, both newly incurred and deferred financing costs and original issuance discounts of $5.5 million and $7.2 million, respectively, are being amortized as additional interest expense over the term of the Initial Term Loans.

The Company’s debt outstanding under the Amended Credit Agreement as of January 31, 2025 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2026	$4,803
2027	6,404
2028	8,005
2029	568,985
2030	—
Thereafter	—
Total payments	588,197
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(8,526)
Long-term portion	$573,267

Accounts Receivable Facility

On December 20, 2018, the Company entered into a $75.0 million accounts receivable credit agreement (the "A/R Agreement") with First Citizens Bank and Trust Company. Pursuant to this agreement, certain of our accounts receivable are pledged as security for loans made by participating lenders. In November 2024, the A/R agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt, (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum, (c) increase the highest advance rate on certain eligible receivables from 85% to 90%, (d) reduce the minimum outstanding balance requirement from $10 million to $1 million, and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity.

Should the Company borrow in excess of the minimum outstanding balance requirement, the lenders require the Company to deposit receipts from pledged receivables to a restricted concentration account within two business days of receipt by the Company. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. The Company is required to maintain a restricted concentration balance equal to three months’ interest in a bank account classified as restricted cash on the consolidated balance sheet. The balance in this account was $0.2 million as of  January 31, 2025 and is classified as restricted cash on the consolidated balance sheet.

The Company accounts for these transactions as borrowings since the assets pledged contain the right to future receivables. Under this agreement, the Company receives the net present value of the accounts receivable balances used to calculate the borrowing base if the Company borrows more than the minimum outstanding balance requirement. The interest rate on borrowings outstanding under the A/R Agreement was 6.95% as of  January 31, 2025. Borrowings and repayments are presented as cash flows from financing activities in the accompanying consolidated statements of cash flows. As of January 31, 2025, $1.0 million was drawn under the A/R Agreement and is classified as "borrowings under accounts receivable facility" on the consolidated balance sheet.

(14) Long-Term Liabilities

Other long-term liabilities on the accompanying consolidated balance sheets consist of the following (in thousands):

	As of January 31,
	2025	2024
Uncertain tax positions; including interest and penalties – long-term	$9,907	$10,981
Other	1,941	2,550
Total other long-term liabilities	$11,848	$13,531

(15) Shareholders’ Equity

Common Stock

As of January 31, 2025, the Company’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each, and 8,616,633 shares of common stock were issued, and 8,316,856 shares were outstanding. As of January 31, 2025, the Company had no shares of preferred stock outstanding.

Subject to applicable law, the Company may declare dividends to be paid ratably to holders of common stock out of the Company’s assets that are legally available to be distributed as dividends in the discretion of the Company’s board of directors.

Warrants

Refer to Note 16 “Warrants”, for information related to the equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, the Company’s Board of Directors authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate the Company to purchase any minimum number of shares of Common Stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of January 31, 2025, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	For the Year Ended January 31, 2025
	Before Tax	Income Tax	Net
Balance as of January 31, 2024	$(13,050)	$—	$(13,050)
Translation adjustment	(3,868)	—	(3,868)
Balance as January 31, 2025	$(16,918)	$—	$(16,918)

	For the Year Ended January 31, 2024
	Before Tax	Income Tax	Net
Balance as of January 31, 2023	$(14,794)	$—	$(14,794)
Translation adjustment	1,744	—	1,744
Balance as January 31, 2024	$(13,050)	$—	$(13,050)

(16) Warrants

In connection with the formation of the Company and subsequent acquisitions of Software Luxembourg Holding S.A. and Albert DE Holdings Inc., warrants to purchase common stock were issued to investors, sellers of Albert DE Holdings Inc. and an executive of the Company. Warrants that are not subject to ASC 718, Compensation - Stock Compensation and (i) contain features that could cause the warrant to be puttable to the Company for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on the Company’s balance sheet and measured at fair value, with changes in fair value being recorded in the income statement, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of outstanding liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike	Redemption	Expiration	as of January 31,
Type	Shares	Price	Price	Date	2025
Private placement warrants – Sponsor	792	$230	None	6/11/2026	$—

Simultaneously with the closing of the Company's initial public offering, Churchill Capital Corp II (the “Sponsor”) purchased an aggregate of 15,800,000 private placement warrants. An additional 1,500,000 of private placement warrants were issued to the Sponsor at the closing of the business combination with Software Luxembourg Holding S.A. on June 11, 2021 in connection with the repayment of a promissory note due to the Sponsor. One million of the private placement warrants held by the Sponsor were transferred to the then-incoming and now former CEO as described below. The private placement warrants issued to the Sponsor include conditions that provide for potential changes to the settlement amounts on redemptions and were dependent upon the characteristics of the holder of the warrant. As of January 31, 2025, 453,596 private placement warrants held by the Sponsor had been transferred to public holders (included in "Public warrants" in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

A summary of outstanding equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike	Redemption	Expiration
Type	Shares	Price	Price	Date
Public warrants	1,173	$230	$360	6/11/2026
Private placement warrants (PIPE)	833	230	360	6/11/2026
Private placement warrants (Global Knowledge)	250	230	None	10/12/2025
Private placement warrants (former CEO)	50	230	None	6/11/2026
Total	2,306

A description of each category of warrants issued and outstanding is as follows:

●

Public warrants – Pursuant to its initial public offering, the Company sold units that consisted of one share of Class A common stock and one-third of one redeemable warrant (“public warrants”), resulting in the issuance of 23,000,000 public warrants. Prior to the business combination with Software Luxembourg Holding S.A. on June 11, 2021 (the “Skillsoft Merger"), Churchill Capital Corp II (our predecessor) had classified these warrants as liabilities due to tender offer provisions which state that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside the control of the Company (which had more than one class of outstanding common stock prior to the Skillsoft Merger), where all warrant holders would be entitled to cash, while only certain holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants met equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of the Company, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in the Company’s accumulated deficit balance. During the fiscal year ended January 31, 2025, there was no activity related to the private placement warrants (described below) or public warrants.

●

Private placement warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase Class A common stock. The PIPE private placement warrants are issued in the same form as the public warrants.

●	Private placement warrants (Global Knowledge) – Upon completion of the acquisition of Albert DE Holdings Inc. (the "Global Knowledge Merger") 5,000,000 warrants were issued to the former owner of the company. These warrants are similar to the private placement warrants except the warrants are not subject to the redemption provisions described above if transferred.
●

Private placement warrants (Former CEO) - Effective at the closing of the Skillsoft Merger and Global Knowledge Merger, the Sponsor transferred 1,000,000 fully vested private placement warrants to the former CEO pursuant to his employment agreement with the Company.

Public warrants and PIPE private placement warrants (hereinafter referred to as “redeemable warrants”) are currently exercisable and may only be exercised for 1/20th of a whole number of shares for each warrant. The Company may redeem these warrants:

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

The Sponsor and former CEO private placement warrants have the same terms as the public warrants, except they will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Sponsor private placement warrants are transferred to someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The Global Knowledge private placement warrants are not redeemable, even upon a transfer in ownership.

(17) Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of the Company. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of January 31, 2025, a total of 1,170,720 shares of common stock were available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan provides for the inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with the Company, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of January 31, 2025, a total of 100,000 shares of common stock were available for issuance under the Inducement Plan

Stock Options

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

The following summarizes the stock option activity for the fiscal year ended January 31, 2025:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2024	88,850	$215.00	7.4	$—
Forfeited	(17,649)	215.00	—	—
Expired	(40,451)	215.00	—	—
Outstanding, January 31, 2025	30,750	215.00	6.4	—

Vested and exercisable, January 31, 2025	26,908	215.00	6.4	—

The total unrecognized equity-based compensation costs related to the stock options was $0.2 million based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 0.4 years.

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

The following summarizes the time-based RSU activity for the fiscal year ended January 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	735,998	$64.77	$10,319
Granted	1,169,736	15.07	—
Vested	(335,113)	61.68	—
Forfeited	(180,348)	61.33	—
Unvested balance, January 31, 2025 (1)	1,390,273	24.15	41,708

(1) Includes 19,806 shares, which are vested, but have been elected to be deferred by the recipients.

The total unrecognized stock-based compensation costs related to time-based RSUs was $24.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The following summarizes the MBRSU activity for the fiscal year ended January 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	182,742	$72.60	$2,562
Granted	10,000	12.94	—
Vested	—	—	—
Forfeited	(86,819)	78.41	—
Unvested balance, January 31, 2025	105,923	62.21	3,178

The total unrecognized stock-based compensation costs related to MBRSUs was $0.7 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Performance-Based Restricted Stock Units

Performance-based restricted stock units (“PBRSUs”) vest over a two-year period, subject to continued employment through each anniversary and achievement of specified corporate goals during a less than one-year performance-period. The expense and shares for our PBRSU awards depends on achievement of specified results and the ultimate expense and shares can range from 0% to 200% of a target amount granted.

The following summarizes the PBRSU activity for the fiscal year ended January 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2024	—	$—	$—
Granted (1)	51,250	17.12	—
Vested	—	—	—
Forfeited	—	—	—
Unvested balance, January 31, 2025	51,250	17.12	1,538

(1) Reflects the number of shares that would vest based on achieving the "Target" level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Liability-Classified Market-Based Awards

In the third quarter of fiscal 2025, the Company granted market-based awards, intended to be settled in cash upon vesting. These awards are classified as liabilities and remeasured at fair value using a Monte Carlo simulation at each reporting date and included in the caption "accrued compensation" on the consolidated balance sheets. Expense is recognized using an accelerated attribution method over the requisite service period. The market-based awards potentially vest over two-year to four-year service periods, subject to continued employment and from a specified appreciation of the Company's share price.

The following summarizes the liability-classified performance award balances as of January 31, 2025 (in thousands):

Estimated liability (1)	$4,425
Estimated unrecognized compensation cost (2)	5,897

(1) Included in the caption "accrued compensation" on the consolidated balance sheets

(2) Expected to be recognized over a weighted-average period of 3.0 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
Cost of revenues	$583	$762	$232
Content and software development	4,581	6,294	8,850
Selling and marketing	3,653	3,794	7,336
General and administrative (1)	10,770	20,217	20,204
Total	$19,587	$31,067	$36,622

(1) Stock-based compensation expense for fiscal 2025 was reduced by $6.0 million due to forfeitures of share-based payments, including unvested equity-based awards associated with the former Chief Executive Officer whose employment with the Company ended on May 9, 2024.

The stock-based compensation for fiscal 2023 includes a $1.6 million fair value adjustment for the cash consideration in excess of the fair value of the legacy Codecademy options, which is classified as a post-combination expense.

(18) Revenue

Revenue Components and Performance Obligations

Subscription Services

The Company offers subscriptions that provide customers access to a broad-based spectrum of learning options including access to cloud-based SaaS learning content and individualized coaching. The Company’s cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one year to three years. The Company’s cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

Virtual, On-Demand and Classroom

Revenue from classroom training and individual coaching is recognized in the period in which the services are rendered. Revenue from virtual and on-demand training for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers. Billing is in advance of the services being provided or immediately after the services have been provided.

Professional Services

The Company also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period as a proportion of the total services to be provided (proportional performance method). These services usually consist of implementation, integration, and general consulting. The Company’s professional service engagements are mostly short in duration. Billing is commonly in advance of the services being provided.

Disaggregated Revenue and Geography Information

The following is a summary of revenues by segment and type for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
TDS:
SaaS and subscription services	$382,734	$384,022	$365,447
Professional services	22,796	20,828	18,931
	405,530	404,850	384,378
GK:
Virtual, on-demand and classroom	125,464	148,387	170,746
Total net revenues	$530,994	$553,237	$555,124

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following table sets forth our revenues by geographic region for the periods presented, (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
Revenue:
United States	$347,937	$363,665	$356,604
Europe, Middle East and Africa	134,580	140,716	148,154
Other Americas	26,037	28,547	30,512
Asia-Pacific	22,440	20,309	19,854
Total net revenues	$530,994	$553,237	$555,124

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the fiscal year ended January 31, 2025 was as follows (in thousands):

Deferred revenue as of January 31, 2024	$284,972
Billings deferred	529,973
Recognition of deferred revenue attributable:
Prior year deferred revenue	(277,134)
Current year deferred revenue	(253,860)
Deferred revenue as of January 31, 2025	$283,951

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the fiscal year ended January 31, 2025 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2024	$36,667
Contract acquisition costs	28,128
Recognition of contract acquisition costs	(26,457)
Deferred contract acquisition costs as of January 31, 2025	$38,338

(19) Fair Value Measurements

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

The following summarizes the Company’s assets (liabilities) that are measured at fair value on a recurring basis as of January 31, 2025 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$100,766	$—	$—	$100,766
Restricted cash	2,571	—	—	2,571
Interest rate swaps - asset (liability)	—	2,489	—	2,489
Liability-classified market-based award	—	(4,425)	—	(4,425)
Total assets (liabilities) recorded at fair value	$103,337	$(1,936)	$—	$101,401

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with the estimated fair value as of January 31, 2025. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” for additional detail.

Interest Rate Swaps

On June 17, 2022, the Company entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of the Company’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the Interest Rate Swaps are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the Interest Rate Swaps are recorded in earnings each period. For the fiscal year ended January 31, 2025, the Company recognized a non-cash gain of $1.3 million, attributable to the Interest Rate Swaps. For the fiscal year ended January 31, 2024, the Company recognized a non-cash gain of $2.8 million, attributable to the Interest Rate Swaps.

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

Depending on whether the Interest Rate Swaps are in an asset or liability position at the end of the reporting period, they are included in either the captions “other assets” or “other long-term liabilities” on the Company's consolidated balance sheets.

Liability-Classified Market-Based Awards

The fair value of the liability-classified market-based awards are determined using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The most significant inputs for determining the fair value either originate from the grant agreement (e.g., stock price hurdles, vesting amounts, and service dates) or are derived from or corroborated by observable market data (e.g., interest rates, stock prices, equity risk, market betas, size premiums, average stock volatility); therefore we have classified the fair value measurement as Level 2. Refer to Note 17 "Stock-Based Compensation" above for additional information related to the liability-classified market-based awards.

Other Fair Value Instruments

The Company currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2025, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of the Company’s outstanding principal amounts as of January 31, 2025, was $518.3 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(20) Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in determining how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates results using the operating segment structure as the primary basis for which the allocation of resources and financial results are assessed. No operating segments have been aggregated to determine our reportable segments.

The Company has organized its business into two operating and reportable segments: Talent Development Solutions ("TDS" formerly known as Content & Platform) and Global Knowledge ("GK" formerly known as Instructor-Led Training). These two businesses are highly complementary and give Skillsoft a differentiated value proposition. The CODM primarily uses revenues, segment ("business unit") contribution profits and business unit contribution margin as measures to evaluate financial results and allocation of resources. There are no intercompany revenue transactions reported between the Company’s reportable segments. When our segments enter into transactions to provide products and services to third-parties, revenue is generally allocated to our segments based on relative value. The Company allocates certain operating expenses to the reportable segments based on the usage and relative contribution provided to the segments.

The TDS segment brings a strong foundation of products and customers. TDS enterprise-grade solution serves customers and employees worldwide. TDS Learner is a world-renowned consumer scale and experience learner platform that serves learners worldwide. Together, we deliver AI-led, interactive, and multi-modal experiences, a premium technology learning brand, outcome-based learning through benchmarks, enterprise grade security and integrations, and extensive coverage of topics across business, technology, and compliance skills.

The GK segment is centered around instructor-led training, or live learning, with face-to-face delivery by experienced trainers, both in-person and virtually. GK is a live learning partner for corporations with a large, but focused, schedule of vendor-authored and certified courses utilizing certified instructors. The quality and consistency of trainers, the access to quality content and interactive labs from the world’s largest vendors, and a market-leading blended proposition with TDS define GK's uniqueness in the market. Additionally, a key attribute to the success of GK continues to be our strong partnerships with the world’s leading technology companies and certification authorities.

In the fourth quarter of fiscal 2025, the Company made changes to the components of segment results to increase transparency and improve segment comparability to peers. These changes did not impact the Company's consolidated financial statements. For this new structure we track the non-GAAP financial measures and key performance metrics that we believe are key financial indicators of our success. Non-GAAP measures and key performance metrics are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies comparable to us, many of which present non-GAAP measures and key performance metrics when reporting their results. These measures can be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of U.S. GAAP financial disclosures. For example, a company with higher U.S. GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance. However, non-GAAP measures and key performance metrics have limitations as analytical tools. Because not all companies use identical calculations, our presentation of non-GAAP financial measures and key performance metrics may not be comparable to other similarly titled measures of other companies. They are not presentations made in accordance with U.S. GAAP, are not measures of financial condition or liquidity, and should not be considered as an alternative to profit or loss for the period determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. As a result, these performance measures should not be considered in isolation from, or as a substitute analysis for, results of operations as determined in accordance with U.S. GAAP.

Segment ("business unit") contribution profit and business unit contribution margin are internal measures used by our CODM to evaluate and assess the results of our segments. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information. Business unit contribution profit is defined as business unit revenue, less business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses. We have excluded the following items in our determination of business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses as our Chief Executive Officer does not include them in the measurement of the performance of the segment:

●	Depreciation expenses – Cost of property and equipment recorded to expense over their respective estimated useful lives on a straight-line basis.
●

Long-term incentive compensation expenses – Charges associated with long-term incentive compensation programs, including stock-based compensation, cash awards tied to stock performance, and awards granted in-lieu of stock that are intended to be settled in cash.

●	System migration costs – Costs of temporary resources needed for the migration of content and customers from our legacy system to a global platform.

The following reconciles our segment measures of performance to the GAAP measures presented in the consolidated statements of operations, which have been recast for the prior-year periods to reflect, the Company's segments under the new structure, for the periods presented, (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
TDS
Revenues	$405,530	$404,850	$384,378
Business unit costs of revenues	61,183	65,426	63,847
Business unit content and software development expenses	52,875	56,551	54,212
Business unit product research and management expenses	9,001	7,278	6,160
Business unit contribution profit	282,471	275,595	260,159
GK
Revenues	125,464	148,387	170,746
Business unit costs of revenues	72,593	86,416	86,848
Business unit content and software development expenses	2,637	2,752	1,871
Business unit contribution profit	50,234	59,219	82,027
Consolidated
Revenues	530,994	553,237	555,124
Business unit costs of revenues	133,776	151,842	150,695
Business unit content and software development expenses	55,512	59,303	56,083
Business unit product research and management expenses	9,001	7,278	6,160
Business unit contribution profit	332,705	334,814	342,186
Business unit product research and management expenses	(9,001)	(7,278)	(6,160)
Excluded cost of revenues and content and software development expenses:
Depreciation	693	789	1,440
Long-term incentive compensation expenses	5,537	7,080	8,069
System migration	118	2,174	5,524
Selling and marketing expenses	162,879	170,982	173,281
General and administrative expenses	92,364	95,896	109,572
Amortization of intangible assets	127,216	152,511	170,260
Impairment of goodwill and intangible assets	—	202,233	641,362
Acquisition and integration related costs	4,247	5,063	30,663
Restructuring expenses	18,273	13,978	12,294
Operating income (loss)	(69,621)	(308,614)	(804,119)
Other income (expense), net	677	(1,986)	4,438
Fair value adjustment of warrants	—	4,754	23,158
Fair value adjustment of interest rate swaps	1,287	2,756	(1,554)
Interest income	3,526	3,557	531
Interest expense	(63,516)	(65,335)	(53,493)
Income (loss) before provision for (benefit from) income taxes	(127,647)	(364,868)	(831,039)
Provision for (benefit from) income taxes	(5,739)	(16,265)	(40,973)
Net income (loss) from continuing operations	(121,908)	(348,603)	(790,066)
Gain (loss) on sale of business	—	(682)	56,619
Income (loss) from discontinued operations, net of tax	—	—	8,483
Net income (loss)	$(121,908)	$(349,285)	$(724,964)

The Company’s segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth the Company’s segment assets as of the periods presented (in thousands):

	As of January 31,
	2025	2024
TDS	$1,026,295	$1,168,671
GK	79,774	104,963
Total assets	$1,106,069	$1,273,634

The following sets forth the Company’s long-lived tangible assets by geographic region as of the periods presented (in thousands):

	As of January 31,
	2025	2024
United States	$1,374	$3,311
Rest of world	1,822	3,328
Total long-lived tangible assets	$3,196	$6,639

(21) Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options, and shares issuable under the employee stock purchase plan using the treasury stock method.

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Twelve Months Ended January 31,
	2025	2024	2023
Net income (loss) from continuing operations	$(121,908)	$(348,603)	$(790,066)
Net income (loss) from discontinued operations	—	(682)	65,102
Net income (loss)	$(121,908)	$(349,285)	$(724,964)

Weighted average common shares outstanding:
Basic and diluted	8,200,077	8,051,593	7,944,019

Net income (loss) per share:
Basic and diluted - continuing operations	$(14.87)	$(43.29)	$(99.45)
Basic and diluted - discontinued operations	—	(0.09)	8.19
Basic and diluted	$(14.87)	$(43.38)	$(91.26)

During the fiscal 2025, fiscal 2024 and fiscal 2023, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Twelve Months Ended January 31,
	2025	2024	2023
Common stock underlying warrants	3,098	3,098	3,098
RSUs	1,218	919	721
Stock options	60	89	116
Total	4,376	4,106	3,935

(22) Related Party Transactions

Agreement with Largest Shareholder

During fiscal 2025, Skillsoft extended commercial agreements to provide off-the-shelf Skillsoft products to the Company’s largest shareholder, MIH Learning B.V., and its affiliates for $0.9 million over three years.

(23) Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of January 31, 2025 through the date this Annual Report on Form 10‑K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025, using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2025.

As the Company no longer qualifies as an emerging growth company, Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which report appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management recognizes that the Company’s internal control over financial reporting cannot prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and that management is required to use judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated by reference to the sections captioned “Board Qualifications,” “Nominees and Continuing Directors,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE AND OUR BOARD OF DIRECTORS - Other Governance Matters - Code of Business Conduct and Ethics,” “Stockholder Nominations,” Board Committees - Audit Committee,” and “CORPORATE GOVERNANCE AND OUR BOARD OF DIRECTORS - Other Governance Matters - Prohibition of Insider Trading, Pledging and Hedging” of Skillsoft’s Proxy Statement for the 2025 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2025. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the sections captioned “DIRECTOR COMPENSATION” “EXECUTIVE COMPENSATION,” “PAY VERSUS PERFORMANCE” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information” of Skillsoft’s Proxy Statement for the 2025 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of Skillsoft’s Proxy Statement for the 2025 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the sections captioned “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” and "CORPORATE GOVERANANCE AND OUR BOARD OF DIRECOTRS – “Director Independence” and “Board Committees” of Skillsoft’s Proxy Statement for the 2025 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2025.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the section captioned “Relationship with Independent Registered Public Accounting Firm" of Skillsoft’s Proxy Statement for the 2025 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See the Index to Financial Statements in Part II, Item 8 of this Annual Report

2.	Financial Statement Schedules.

All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Consolidated Financial Statements or notes thereto included in this Annual Report.

(b). Exhibits.

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A.	8-K	001-38960	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of June 12, 2022, by and among Skillsoft Corp., Skillsoft (US) Corporation, Amber Holding Inc., and Cornerstone OnDemand, Inc.	8-K	001-38960	2.1	6/13/2022
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1	Description of Securities	10-K	001-38960	4.1	4/15/2024
4.2	Specimen Class A Common Stock Certificate	10-K	001-38960	4.2	4/14/2023
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1	Credit Agreement, dated as of July 16, 2021, by and among Skillsoft Finance II, Skillsoft Finance I, Inc., the lenders party thereto and Citibank, N.A.	8-K	001-38960	10.1	7/19/2021
10.2	Amendment No. 1 to Credit Agreement, dated as of April 4, 2022, by and among Skillsoft Finance II, Inc., as borrower, the other credit parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent	8-K	001-38960	10.1	4/5/2022
10.3	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder	8-K	001-38960	10.1	10/16/2020
10.4	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V.	8-K	001-38960	10.4	10/16/2020
10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders	8-K	001-38960	10.2	10/16/2020
10.6	Registration Rights Agreement, dated as of April 4, 2022, by and among Skillsoft Corp. and certain security holders named therein	8-K	001-38960	10.2	4/5/2022
10.7#	Second Amended and Restated Employment Agreement, dated as of December 3, 2023, by and between Jeffrey R. Tarr and Skillsoft Corp.	10-Q	001-38960	10.7	12/5/2023
10.8#	Offer Letter by and between Skillsoft Corp. and Richard Walker dated as of October 10, 2022	8-K	001-38960	10.2	10/11/2022
10.9#	Term Sheet for Employment Agreement with Apratim Purakayastha, dated May 15, 2021	10-Q	001-38960	10.4	6/9/2022
10.10#	Form of Indemnity Agreement for Directors and Officers	10-Q	001-38960	10.14	9/14/2021
10.11#	Skillsoft Corp. 2020 Omnibus Incentive Plan	S-1/A	333-257718	10.12	7/6/2021
10.12#	Form of Restricted Stock Unit Award Agreement (Time based)	10-Q	001-38960	10.24	9/14/2021
10.13#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY2022 Grants)	10-Q	001-38960	10.25	9/14/2021
10.14#	Restricted Stock Unit Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.26	9/14/2021
10.15#	Form of Option Award Agreement	10-Q	001-38960	10.27	9/14/2021
10.16#	Option Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.28	9/14/2021
10.17#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-K	001-38960	10.19	4/14/2023
10.18#	Form of Restricted Stock Unit Award Agreement (Performance-Based)	10-K	001-38960	10.20	4/14/2023
10.19#	First Amendment to Skillsoft Corp. 2020 Omnibus Incentive Plan	8-K	001-38960	10.1	7/19/2024
10.20#	Form of Transition Award Agreement	8-K	001-38960	10.1	7/26/2024
10.21#	Transition and Separation Agreement dated May 23, 2024, between Jeffery Tarr and Skillsoft Corp	10-Q	001-38960	10.1	9/9/2024
10.22#	Letter Agreement to Serve as Chair and CEO dated September 4, 2024, between Ronald W. Hovsepian and Skillsoft Corp	10-Q	001-38960	10.4	9/9/2024
10.23*#	Restricted Stock Unit Award Agreement, dated as of October 4, 2024, by and between Skillsoft Corp. and Ronald W. Hovsepian
10.24*#	Form of Restricted Stock Unit Award Agreement (Performance-Based)
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Skillsoft Corp. Incentive Compensation Clawback Policy	10-K	001-38960	97.1	4/15/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

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
Chief Executive Officer
(Principal Executive Officer)
Date: April 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ Ronald W. Hovsepian	Chief Executive Officer and Director	April 14, 2025
Ronald W. Hovsepian	(Principal Executive Officer)

/s/ Richard George Walker	Chief Financial Officer	April 14, 2025
Richard George Walker	(Principal Financial Officer)

/s/ Jose A. Torres Jr.	Chief Accounting Officer	April 14, 2025
Jose A. Torres Jr.	(Principal Accounting Officer)

/s/ Fahd Beg	Director	April 14, 2025
Fahd Beg

/s/ Helena B. Foulkes	Director	April 14, 2025
Helena B. Foulkes

/s/ Jim Frankola	Director	April 14, 2025
Jim Frankola

/s/ Michael Klein	Director	April 14, 2025
Michael Klein

/s/ Karen G. Mills	Director	April 14, 2025
Karen G. Mills

/s/ Paul Peake	Director	April 14, 2025
Paul Peake

/s/ Peter Schmitt	Director	April 14, 2025
Peter Schmitt

/s/ Lawrence H. Summers	Director	April 14, 2025
Lawrence H. Summers