Form 10-Q
period 2025-04-30
Skillsoft Corp.
filed 2025-06-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

The number of shares of registrant’s common stock outstanding as of June 4, 2025 was 8,573,027.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2025

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For all such statements, we claim the protection of the safe harbor for forward-looking statements provided by such sections and the Private Securities Litigation Reform Act of 1995, where applicable. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, our product development and planning, our pipeline, future capital expenditures, future share repurchases, anticipated financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive position, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcomes of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, and our expectations and intentions. Forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “contemplate,” “continue,” “project,” “forecast,” “seek,” “outlook,” “target,” “goal,” “objective,” “potential,” “possible,” “probably,” or similar expressions, employ such future or conditional verbs as “may,” “might,” “will,” “could,” “should,” or “would,” or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosures are speculative by their nature, and we caution you against unduly relying on these forward-looking statements.

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” and “Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10‑K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the 2025 Form 10-K, this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

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

INDUSTRY AND MARKET DATA

Within this Form 10-Q, we reference information and statistics regarding market share, industry data and our market position. Certain of this information has been obtained from various independent third-party sources, including independent industry publications, news reports, reports by market research firms and other independent sources. We believe that these external sources and estimates are reliable but have not independently verified them. In addition, certain of this information and statistics are based on our own internal surveys and assessments, which are developed in good faith using reasonable estimates. The information is based on the most current data available to us, and our estimates regarding market position or other industry statistics included in this document or otherwise discussed by us involve risks and uncertainties and are subject to change based on various factors, including as set forth above.

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	April 30, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$127,841	$100,766
Restricted cash	3,091	2,571
Accounts receivable, net of allowance for credit losses of approximately $269 and $501 as of April 30, 2025 and January 31, 2025, respectively	95,988	178,989
Prepaid expenses and other current assets	50,917	50,527
Total current assets	277,837	332,853
Goodwill	317,071	317,071
Intangible assets, net	401,967	427,221
Other assets	25,611	28,924
Total assets	$1,022,486	$1,106,069
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	1,000
Accounts payable	20,789	13,458
Accrued compensation	29,144	47,803
Accrued expenses and other current liabilities	23,790	26,022
Deferred revenue	243,788	282,295
Total current liabilities	324,915	376,982

Long-term debt	572,232	573,267
Deferred tax liabilities	41,042	42,039
Deferred revenue - non-current	1,170	1,656
Other long-term liabilities	20,478	18,279
Total long-term liabilities	634,922	635,241
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,651,941 shares issued and 8,352,164 shares outstanding as of April 30, 2025, and 8,616,633 shares issued and 8,316,856 shares outstanding as of January 31, 2025	1	1
Additional paid-in capital	1,568,919	1,565,040
Accumulated (deficit)	(1,481,435)	(1,443,386)
Treasury stock, at cost - 299,777 as of April 30, 2025 and January 31, 2025	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(13,945)	(16,918)
Total shareholders’ equity (deficit)	62,649	93,846
Total liabilities and shareholders’ equity (deficit)	$1,022,486	$1,106,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Three Months Ended April 30,
	2025	2024
Revenues:
Total revenues	$124,201	$127,793
Operating expenses:
Costs of revenues	32,247	34,471
Content and software development	14,102	15,506
Selling and marketing	39,609	42,292
General and administrative	22,952	25,309
Amortization of intangible assets	31,608	31,583
Acquisition and integration related costs	523	1,497
Restructuring	1,346	967
Total operating expenses	142,387	151,625
Operating income (loss)	(18,186)	(23,832)
Other income (expense), net	(2,446)	2,217
Fair value adjustment of interest rate swaps	(4,256)	7,746
Interest income	463	928
Interest expense	(14,396)	(16,278)
Income (loss) before provision for (benefit from) income taxes	(38,821)	(29,219)
Provision for (benefit from) income taxes	(772)	(1,583)
Net income (loss)	$(38,049)	$(27,636)

Net income (loss) per share:
Basic and diluted	$(4.57)	$(3.42)
Weighted average common share outstanding:
Basic and diluted	8,324,864	8,089,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended April 30,
	2025	2024
Comprehensive income (loss):
Net income (loss)	$(38,049)	$(27,636)
Foreign currency adjustment, net of tax	2,973	(2,887)
Total comprehensive income (loss)	$(35,076)	$(30,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2024	8,380,436	(299,777)	$1	$1,551,005	$(1,321,478)	$(10,891)	$(13,050)	$205,587
Stock-based compensation	—	—	—	7,153	—	—	—	7,153
Common stock issued	20,596	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(6,934)		—	(82)	—	—	—	(82)
Translation adjustment	—	—	—	—	—	—	(2,887)	(2,887)
Net income (loss)	—	—	—	—	(27,636)	—	—	(27,636)
Balance April 30, 2024	8,394,098	(299,777)	$1	$1,558,076	$(1,349,114)	$(10,891)	$(15,937)	$182,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) - continued

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2025	8,616,633	(299,777)	$1	$1,565,040	$(1,443,386)	$(10,891)	$(16,918)	$93,846
Stock-based compensation	—	—	—	4,231	—	—	—	4,231
Common stock issued	37,520	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(2,212)	—	—	(352)	—	—	—	(352)
Translation adjustment	—	—	—	—	—	—	2,973	2,973
Net income (loss)	—	—	—	—	(38,049)	—	—	(38,049)
Balance April 30, 2025	8,651,941	(299,777)	$1	$1,568,919	$(1,481,435)	$(10,891)	$(13,945)	$62,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(38,049)	$(27,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense of intangible assets	31,608	31,583
Stock-based compensation expense	4,081	7,153
Depreciation expense	447	760
Non-cash interest expense	566	536
Non-cash operating lease right-of-use asset expense	408	904
Provision for credit loss expense (recovery)	(232)	41
Provision for (benefit from) deferred income taxes – non-cash	(1,225)	(2,932)
Fair value adjustment of interest rate swaps	4,256	(7,746)
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	86,559	74,826
Prepaid expenses and other assets, including long-term	1,243	(840)
Accounts payable	6,992	(1,107)
Accrued expenses and other liabilities, including long-term	(21,780)	(21,514)
Deferred revenue	(43,576)	(39,091)
Net cash provided by (used in) operating activities	31,298	14,937
Cash flows from investing activities:
Purchase of property and equipment	(515)	(153)
Internally developed software - capitalized costs	(4,619)	(4,364)
Net cash provided by (used in) investing activities	(5,134)	(4,517)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(352)	(82)
Proceeds from (payments on) accounts receivable facility	—	(2,569)
Principal payments on term loans	(1,601)	(1,601)
Net cash provided by (used in) financing activities	(1,953)	(4,252)
Effect of exchange rate changes on cash and cash equivalents	3,384	(3,087)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,595	3,081
Cash, cash equivalents and restricted cash, beginning of period	103,337	146,523
Cash, cash equivalents and restricted cash, end of period	$130,932	$149,604
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$127,841	$142,020
Restricted cash	3,091	7,584
Cash, cash equivalents and restricted cash, end of period	$130,932	$149,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Three Months Ended April 30,
	2025	2024
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$13,534	$16,499
Cash paid (received) for income taxes, net of refunds	567	(73)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, or “our”) empowers organizations and learners to unlock their full potential by delivering personalized, interactive learning experiences and enterprise-ready solutions. Our Class A Common Stock, par value $0.0001 per share (“common stock”), has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. We have two operating and reportable segments: Talent Development Solutions (“TDS”) and Global Knowledge (“GK”). As previously disclosed, changes were made to the determination of TDS segment (formerly known as the Content & Platform segment) results in the fourth quarter of the fiscal year ended January 31, 2025 to increase transparency and improve segment comparability to peers. All prior period comparatives have been recast to conform to the current presentation. Information about our segments is described in Note 12 “Segment Information”.

References in the accompanying footnotes to Skillsoft’s fiscal year refer to the fiscal year ended  January 31 of that year (e.g., fiscal 2025 is the fiscal year ended  January 31, 2025).

Principles of Consolidation and Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of Skillsoft Corp. and its subsidiaries, all of which are wholly owned. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary to fairly present our financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for any other interim period or a full year. The financial statements contained in these interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2025 Form 10-K (“2025 AFS”).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our condensed consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair values used in the impairment testing of our nonfinancial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact subsequent periods.

(2)    Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the 2025 AFS, and should be read in connection therewith.

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires additional information in the rate reconciliation table and additional disclosures about income taxes paid. We adopted this guidance effective  February 1, 2025. Related to this amended disclosure guidance, we will reflect the additional information in our fiscal 2026 Form 10-K.

Recently Issued Accounting Guidance

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization. We will adopt this guidance effective February 1, 2027. We are currently evaluating the impact of this ASU to the consolidated financial statements.

We believe that other recently issued accounting standards will either not have a material impact on our consolidated financial statements or will not apply to our operations.

(3)    Intangible Assets

Intangible assets consisted of the following (in thousands):

	April 30, 2025				January 31, 2025
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	1.9	$369,728	$257,749	$111,979	2.0	$365,108	$238,941	$126,167
Customer contracts/relationships	8.4	269,334	106,998	162,336	8.6	267,286	96,777	170,509
Trademarks and trade names	11.3	52,927	11,405	41,522	11.5	52,378	10,161	42,217
Publishing rights	1.1	41,100	31,944	9,156	1.4	41,100	29,889	11,211
Backlog	0.7	49,700	49,271	429	0.9	49,700	49,128	572
Skillsoft trademark	Indefinite	76,545	—	76,545	Indefinite	76,545	—	76,545
Total intangible assets		$859,334	$457,367	$401,967		$852,117	$424,896	$427,221

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended  January 31:

Amortization Expense
2026 (nine months remaining)	$95,088
2027	81,342
2028	40,517
2029	29,410
2030	22,845
Thereafter	56,220
Total future amortization	$325,422

Amortization expense related to intangible assets in the aggregate was $31.6 million for both the three months ended April 30, 2025 and  April 30, 2024.

Refer to Note 5 “Intangible Assets” to the 2025 AFS for information regarding impairment review requirements and assumption uncertainty. This process was completed for the three months ended April 30, 2025 and we concluded that there were no indicators of impairment for our intangible assets or reporting units.

A roll forward of goodwill is as follows (in thousands):

	TDS	GK	Consolidated
Goodwill January 31, 2025	$287,650	$29,421	$317,071
Increase (decrease)	—	—	—
Goodwill April 30, 2025	$287,650	$29,421	$317,071

(4)    Taxes

For the three months ended April 30, 2025, we recorded a tax benefit of $0.8 million on a pretax loss of $38.8 million. For the three months ended April 30, 2024, we recorded a tax benefit of $1.6 million on a pretax loss of $29.2 million. For each period, the tax benefit reflects the effect of non-deductible items, foreign rate differential, changes in unremitted earnings, and changes in the valuation allowance on our deferred tax assets

(5)    Restructuring

In connection with strategic initiatives implemented during fiscal 2025, Skillsoft’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and our operating model. These strategic initiatives included the comprehensive resource reallocation plan announced on July 11, 2024.

The following is a summary of restructuring charges by segment for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
TDS	$1,016	$1,131
GK	330	(164)
Total	$1,346	$967

These restructuring charges are presented separately in the accompanying condensed consolidated statements of operations. Our restructuring charges recognized during the three months ended April 30, 2025 and April 30, 2024 are substantially all related to employee termination costs.

The restructuring charge liability activity consisted of the following for the period presented (in thousands):

Three Months Ended
April 30, 2025
Restructuring liability as of beginning-of-period	$2,436
Restructuring expense during-the-period	1,346
Cash paid during-the-period	(2,795)
Restructuring liability as of end-of-period	$987

Management has completed the majority of planned restructuring actions as of  April 30, 2025; however, we will continue to evaluate its cost structure to align operating expenses with existing economic conditions and its operating model which could result in further restructuring actions.

(6)    Commitments and Contingencies

Litigation

On November 21, 2023, a Skillsoft stockholder (Jonathon Norcross) filed a derivative lawsuit in the Delaware Court of Chancery captioned In re Skillsoft Corp. Stockholders Litigation, C.A. No. 2023-1179-JTL (Del. Ch.), challenging Skillsoft’s acquisition of Codecademy in April 2022. The plaintiff claimed that certain Skillsoft directors, together with our stockholder MIH Learning B.V., breached their fiduciary duties in connection with the merger. On February 7, 2025, the Court dismissed all claims against all defendants. On February 14, 2025, the plaintiff filed a motion for reargument of the Court’s decision, which the defendants opposed on February 21, 2025. On March 27, 2025, the Court denied the plaintiff's motion for reargument. The plaintiff did not appeal the Court's dismissal of the action and the matter concluded without any liability for Skillsoft.

In addition, Skillsoft is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to commercial and contractual disputes, employment matters, intellectual property, and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with GAAP, an estimate is made of the loss, and the appropriate accrual is reflected in our condensed consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of these pending claims and litigation, management does not anticipate that the outcome of any such current proceedings or known claims, either individually or in aggregate, will materially affect Skillsoft’s financial position, results of operations or cash flows.

There are no material proceedings to which any director, officer or affiliate of Skillsoft, any owner of record or beneficially of more than five percent of our common stock, or any associate of any of the foregoing is a party adverse to Skillsoft or any of its subsidiaries or has a material interest adverse to Skillsoft or any of its subsidiaries.

Warranties and Indemnities

Skillsoft’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with our product documentation under normal use and circumstances. Our arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. We have entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability and such agreements permit those customers to receive credits against monthly hosting fees or terminate their agreements in the event that Skillsoft fails to meet those levels for an agreed upon period of time.

To date, Skillsoft has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

(7)    Long-Term Debt

Debt consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$580,192	$581,793
Original issue discount - long-term portion	(5,159)	(5,527)
Deferred financing costs - long-term portion	(2,801)	(2,999)
Long-term debt	$572,232	$573,267

On July 16, 2021, a Skillsoft subsidiary, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a $480 million term loan facility. In connection with the closing of the Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”), which provided an additional $160 million of Term B-1 Loans.

Our debt outstanding under the Amended Credit Agreement as of April 30, 2025 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2026 (nine months remaining)	$3,202
2027	6,404
2028	8,005
2029	568,985
2030	—
Thereafter	—
Total payments	586,596
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(7,960)
Long-term portion	$572,232

We also have access to up to $75.0 million of borrowings under our accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company, pursuant to which certain of our accounts receivable are pledged as security for loans made by participating lenders.

The interest rate on borrowings outstanding under the A/R Agreement was 6.94% on April 30, 2025. As of April 30, 2025, $1.0 million was drawn under the A/R agreement and is classified as “borrowings under accounts receivable facility” on the condensed consolidated balance sheet.

Refer to Note 13 “Long-Term Debt” to the 2025 AFS for additional information regarding the Amended Credit Facility and the A/R Agreement.

(8)    Shareholders’ Equity

Common Stock

As of April 30, 2025, Skillsoft’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of such date, 8,651,941 shares of common stock were issued, 8,352,164 shares of common stock were outstanding, and no shares of preferred stock were outstanding.

Subject to applicable law, Skillsoft may declare dividends to be paid ratably to holders of common stock out of our assets that are legally available to be distributed as dividends in the discretion of Skillsoft’s Board of Directors (“Board”).

Warrants

Refer to Note 16 “Warrants” to the 2025 AFS, for information related to our equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, Skillsoft’s Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of Common Stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of April 30, 2025, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended April 30,
	2025			2024
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(16,918)	$—	$(16,918)	$(13,050)	$—	$(13,050)
Translation adjustment	2,973	—	2,973	(2,887)	—	(2,887)
Balance as of end-of-period	$(13,945)	$—	$(13,945)	$(15,937)	$—	$(15,937)

(9)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of Skillsoft. Under the 2020 Plan, 655,295 shares were initially made available for issuance. The 2020 Plan includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Our Talent and Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of April 30, 2025, a total of 628,606 shares of common stock were available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan, amended as of June 5, 2025, to increase the number of shares authorized for issuance thereunder to a total of 400,000 (as so amended the “Inducement Plan”). The Inducement Plan provides for inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with us, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of June 5, 2025, a total of 206,250 shares of common stock were available for issuance under the Inducement Plan.

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

The following summarizes the stock option activity for the three months ended April 30, 2025:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2025	30,750	$215.00	6.4	$—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, April 30, 2025	30,750	215.00	6.1	—

Vested and exercisable, April 30, 2025	28,829	215.00	6.1	—

The total unrecognized equity-based compensation costs related to the stock options were $0.1 million as of April 30, 2025 based on the $67.23 weighted average grant date fair value of the options, which is expected to be recognized over a weighted-average period of 0.1 years.

Time-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of Skillsoft’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than RSUs currently granted to our non-employee directors, which vest upon the earlier of the anniversary of the grant date and Skillsoft’s next annual meeting of stockholders, time-based RSUs generally vest ratably over a three or four-year period, subject to continued employment through each anniversary. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following summarizes the time-based RSU activity for the three months ended April 30, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	1,390,273	$24.15	$41,708
Granted	359,450	17.51	—
Vested	(37,518)	24.46	—
Forfeited	(5,407)	59.21	—
Unvested balance, April 30, 2025 (1)	1,706,798	22.63	32,651

(1) Includes 19,806 shares, which are vested, but have been irrevocably deferred at the election of the recipients.

The total unrecognized stock-based compensation costs related to time-based RSUs was $26.7 million as of April 30, 2025, which is expected to be recognized over a weighted-average period of 2.7 years.

Market-Based Restricted Stock Units

Market-based restricted stock units (“MBRSUs”) vest over a three-year or four-year performance period, subject to continued employment through each anniversary and achievement of market conditions, specifically specified targets related to Skillsoft’s stock price and objective relative total shareholder return. The fair value of MBRSUs is estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following summarizes the MBRSU activity for the three months ended April 30, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	105,923	$62.21	$3,178
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested balance, April 30, 2025	105,923	62.21	2,026

The total unrecognized stock-based compensation costs related to MBRSUs was $0.4 million as of April 30, 2025, which is expected to be recognized over a weighted-average period of 0.7 years.

Performance-Based Restricted Stock Units

Performance-based restricted stock units (“PBRSUs”) vest over a two-year period, subject to continued employment through each anniversary and achievement of specified corporate goals during a less than one-year performance-period. The expense and shares for our PBRSU awards depend on the achievement of specified results and the ultimate expense and shares can range from 0% to 200% of a target amount granted.

The following summarizes the PBRSU activity for the three months ended April 30, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	51,250	$17.12	$1,538
Granted (1)	121,500	17.45	—
Vested	—	—	—
Forfeited	(3,750)	11.25	—
Unvested balance, April 30, 2025	169,000	17.49	3,233

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $2.5 million as of April 30, 2025, which is expected to be recognized over a weighted-average period of 2.6 years.

Liability-Classified Market-Based Awards

In the third quarter of fiscal 2025, we granted market-based awards, intended to be settled in cash upon vesting. These awards are classified as liabilities and remeasured at fair value using a Monte Carlo simulation at each reporting date and included in the caption “accrued compensation” on the condensed consolidated balance sheets. Expense is recognized using an accelerated attribution method over the requisite service period. The market-based awards potentially vest over two-year to four-year service periods, subject to continued employment and from a specified appreciation of Skillsoft’s share price.

The following summarizes the liability-classified performance award balances as of  April 30, 2025 (in thousands):

Estimated liability (1)	$4,275
Estimated unrecognized compensation cost (2)	4,632

(1) Included in the caption “accrued compensation” on the condensed consolidated balance sheets.

(2) Expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenues	$117	$166
Content and software development	1,022	1,290
Selling and marketing	805	1,256
General and administrative	2,137	4,441
Total	$4,081	$7,153

(10)    Revenue

Revenue Components and Performance Obligations

Subscription Services

Skillsoft offers subscriptions that provide customers access to a broad spectrum of learning options including access to cloud-based Software as a Service (“SaaS”) learning content and individualized coaching. Our cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as we continually provide access to, and fulfills its obligation to, the customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. Our subscription contracts typically vary from one year to three years. Our cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided.

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

Professional Services

Skillsoft also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period as a proportion of the total services to be provided (proportional performance method). These services usually consist of implementation, integration, and general consulting. Skillsoft’s professional service engagements are mostly short in duration. Billing is commonly in advance of the services being provided.

Disaggregated Revenue and Geography Information

The following is a summary of revenues by segment and type for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
TDS:
SaaS and subscription services	$93,655	$93,162
Professional services	5,493	4,913
	99,148	98,075
GK:
Virtual, on-demand and classroom	25,053	29,718
Total net revenues	$124,201	$127,793

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
Revenue:
United States	$81,832	$84,948
Europe, Middle East and Africa	30,727	31,345
Other Americas	6,067	6,351
Asia-Pacific	5,575	5,149
Total net revenues	$124,201	$127,793

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three months ended April 30, 2025 was as follows (in thousands):

Deferred revenue as of January 31, 2025	$283,951
Billings deferred	(163,194)
Recognition of deferred revenue attributable:
Prior year deferred revenue	95,303
Current year deferred revenue	28,898
Deferred revenue as of April 30, 2025	$244,958

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three months ended April 30, 2025 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2025	$38,338
Contract acquisition costs	4,819
Recognition of contract acquisition costs	(7,432)
Deferred contract acquisition costs as of April 30, 2025	$35,725

(11)    Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are information that reflect the assumptions that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are variables that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

●

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●

Level 3: Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.

The following summarizes our assets (liabilities) that are measured at fair value on a recurring basis as of April 30, 2025 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$127,841	$—	$—	$127,841
Restricted cash	3,091	—	—	3,091
Interest rate swaps - asset (liability)	—	(1,767)	—	(1,767)
Liability-classified market-based award	—	(4,275)	—	(4,275)
Total assets (liabilities) recorded at fair value	$130,932	$(6,042)	$—	$124,890

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with their estimated fair values as of April 30, 2025. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” to the 2025 AFS for additional detail.

Interest Rate Swaps

On June 17, 2022, Skillsoft entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate (“SOFR”)-based component of the interest rate on a portion of the Skillsoft’s variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the Interest Rate Swaps are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the Interest Rate Swaps are recorded in earnings each period. For the three months ended April 30, 2025 and  April 30, 2024, we recognized a non-cash gain (loss) of ($4.3) million and $7.7 million attributable to the Interest Rate Swaps, respectively.

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

Depending on whether the Interest Rate Swaps are in an asset or liability position at the end of the reporting period, they are included in either the captions “other assets” or “other long-term liabilities” on our condensed consolidated balance sheets.

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

Other Fair Value Instruments

Skillsoft currently invests excess cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the condensed consolidated balance sheet as of  April 30, 2025, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of Skillsoft’s outstanding principal amounts as of April 30, 2025 was $507.1 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(12)    Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in determining how to allocate resources and in assessing performance. Skillsoft’s CODM is its Chief Executive Officer. Skillsoft’s CODM evaluates results using the operating segment structure as the primary basis for which the allocation of resources and financial results are assessed. No operating segments have been aggregated to determine our reportable segments.

Skillsoft has organized its business into two operating and reportable segments: Talent Development Solutions (“TDS” formerly known as Content & Platform) and Global Knowledge (“GK” formerly known as Instructor-Led Training). These two businesses are highly complementary and give Skillsoft a differentiated value proposition. The CODM primarily uses revenues, segment (“business unit”) contribution profits and business unit contribution margin (business unit contribution profit as a percentage of business unit revenue) as measures to evaluate financial results and allocation of resources. There are no intercompany revenue transactions reported between our reportable segments. When our segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value. Skillsoft allocates certain operating expenses to the reportable segments based on the usage and relative contribution provided to the segments.

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

The GK segment is centered around instructor-led training, or live learning, with face-to-face delivery by experienced trainers, both in-person and virtually. GK is a live learning partner for corporations with a large, but focused, schedule of vendor-authored and certified courses utilizing certified instructors. The quality and consistency of trainers, the access to quality content and interactive labs from the world’s largest vendors, and a market-leading blended proposition with TDS, define GK's uniqueness in the market. Additionally, a key attribute to the success of GK continues to be our strong partnerships with the world’s leading technology companies and certification authorities.

In the fourth quarter of fiscal 2025, we made changes to the components used to determine segment results to increase transparency and improve segment comparability to peers. These changes did not impact our consolidated financial statements. For this new structure we track the non-GAAP financial measures and key performance metrics that we believe are key financial indicators of our success. Non-GAAP measures and key performance metrics are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies comparable to us, many of which present non-GAAP measures and key performance metrics when reporting their results. These measures can be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher U.S. GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance. However, non-GAAP measures and key performance metrics have limitations as analytical tools. Because not all companies use identical calculations, our presentation of non-GAAP financial measures and key performance metrics may not be comparable to other similarly titled measures of other companies. They are not presentations made in accordance with GAAP, are not measures of financial condition or liquidity, and should not be considered as an alternative to profit or loss operating cash flows for the period determined in accordance with GAAP. As a result, these performance measures should not be considered in isolation from, or as a substitute analysis for, results of operations as determined in accordance with GAAP. Business unit contribution profit and business unit contribution margin are internal measures used by our CODM to evaluate and assess the results of our segments. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information. Business unit contribution profit is defined as business unit revenue, less business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses. We have excluded the following items in our determination of the business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses as our CODM does not consider them in the measurement of the performance of the segment:

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

The following reconciles our segment measures of performance to the GAAP measures presented in the condensed consolidated statements of operations, which have been recast for the prior-year period to reflect our segments under the new structure, for the periods presented, (in thousands):

	Three Months Ended April 30,
	2025	2024
TDS
Revenues	$99,148	$98,075
Business unit costs of revenues	16,272	16,185
Business unit content and software development expenses	12,098	13,463
Business unit product research and management expenses	2,299	1,969
Business unit contribution profit	68,479	66,458
GK
Revenues	25,053	29,718
Business unit costs of revenues	15,706	18,003
Business unit content and software development expenses	744	562
Business unit contribution profit	8,603	11,153
Consolidated
Revenues	124,201	127,793
Business unit costs of revenues	31,978	34,188
Business unit content and software development expenses	12,842	14,025
Business unit product research and management expenses	2,299	1,969
Business unit contribution profit	77,082	77,611
Business unit product research and management expenses	(2,299)	(1,969)
Excluded cost of revenues and content and software development expenses:
Depreciation	150	191
Long-term incentive compensation expenses	1,379	1,456
System migration	—	117
Selling and marketing expenses	39,609	42,292
General and administrative expenses	22,952	25,309
Amortization of intangible assets	31,608	31,583
Acquisition and integration related costs	523	1,497
Restructuring expenses	1,346	967
Operating income (loss)	(18,186)	(23,832)
Other income (expense), net	(2,446)	2,217
Fair value adjustment of interest rate swaps	(4,256)	7,746
Interest income	463	928
Interest expense	(14,396)	(16,278)
Income (loss) before provision for (benefit from) income taxes	(38,821)	(29,219)
Provision for (benefit from) income taxes	(772)	(1,583)
Net income (loss)	$(38,049)	$(27,636)

Our segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth our segment assets as of the periods presented (in thousands):

	April 30, 2025	January 31, 2025
TDS	$946,490	$1,026,295
GK	75,996	79,774
Total assets	$1,022,486	$1,106,069

(13)    Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, and stock options using the treasury stock method.

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Three Months Ended April 30,
	2025	2024
Net income (loss)	$(38,049)	$(27,636)

Weighted average common shares outstanding:
Basic and diluted	8,324,864	8,089,331

Net income (loss) per share:
Basic and diluted	$(4.57)	$(3.42)

During the three months ended April 30, 2025 and April 30, 2024, we incurred net losses and, therefore, the effect of our potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Three Months Ended April 30,
	2025	2024
Common stock underlying warrants	3,098	3,098
RSUs	1,549	900
Stock options	31	89
Total	4,678	4,087

(14)    Related Party Transactions

Agreement with Largest Shareholder

In January 2025, Skillsoft entered into an agreement to provide off-the-shelf Skillsoft products to companies affiliated with Prosus N.V. and Naspers Ltd. (collectively known as “Prosus Companies”) for an aggregate of $0.8 million over three years. In March 2024, Skillsoft entered into a one-year agreement with the Prosus Companies for off-the-shelf services for approximately $84,000, and in April 2025, entered into an additional one-year off-the-shelf product agreement for specific training products for approximately $69,000.

(15)    Subsequent Events

Effective as of May 15, 2025, John Frederick was appointed as Skillsoft’s Chief Financial Officer (“CFO”). For additional information, refer to Mr. Frederick’s Offer Letter, a copy of which has been included in this Form 10-Q as Exhibit 10.1. Rich Walker ceased to serve as Skillsoft’s CFO effective as of May 15, 2025, and entered into a transition and separation agreement with Skillsoft (the “Walker Separation Agreement”), pursuant to which Mr. Walker is expected to serve as an Advisor to us until July 4, 2025. A copy of the Walker Separation Agreement has been included in this Form 10-Q as Exhibit 10.2.

Pursuant to the terms of Ronald W. Hovsepian’s letter agreement with Skillsoft to act as our Executive Chair and Chief Executive Officer (the “CEO Employment Agreement”), Mr. Hovsepian was granted a performance-based award which is eligible to be earned based on our 30-consecutive trading day volume-weighted average trading stock price (“30-day VWAP”) prior to specified dates. During the second quarter of fiscal 2026, in accordance with the terms of the CEO Employment Agreement, the Board of Directors certified the achievement of the first 30-day VWAP hurdle for a total award of $6,000,000. The award is divided into two, equal 50% tranches, each valued at $3.0 million. The first 50% of the award was settled in shares during the second quarter of fiscal 2026. The second 50% of the award will be settled after the required service period.

In addition to the above, we have completed an evaluation of all subsequent events after the balance sheet date of April 30, 2025 through the date this Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of April 30, 2025, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Skillsoft”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries. This MD&A should be read in conjunction with: (i) the unaudited condensed consolidated financial statements and the accompanying notes presented in “Part I – Item 1. Financial Statements” of this Form 10-Q, (ii) our consolidated financial statements, notes thereto, and the related MD&A contained in our 2025 Form 10-K; and (iii) the disclosure under “Cautionary Notes Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and in the 2025 Form 10-K. The consolidated financial statements contained in 2025 10-K are referred to herein as the “2025 AFS”. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers and percentages, are in thousands.

General

Skillsoft empowers organizations and learners to unlock their full potential by delivering personalized, interactive learning experiences and enterprise-ready solutions. Powered by artificial intelligence (“AI”) and strengthened by a broad ecosystem of partners, the Skillsoft platform helps customers solve some of today’s most complex business challenges including bridging skill gaps, improving talent retention, driving digital transformation, and future-proofing the workforce. Skillsoft is the talent development partner of choice for thousands of organizations – including 60% of the Fortune 1000 – and serves a global community of more than 95 million learners.

Integral to who we are as a company is a core belief in the transformative power of people coming together through professional development and career opportunities.

We believe that Skillsoft’s unique capabilities set us apart as a trusted partner for workforce transformation and preparedness:

●	Measurable Outcomes: We don’t just deliver training; we measure and optimize for real business impact.
●	Technological Innovation: With AI-powered personalization and dynamic content curation, we help to prepare organizations for the future.
●	Blended Learning Experiences: From leadership development to technical training, our solutions combine coaching, assessments, and benchmarking for a 360° approach to talent development.
●	Enterprise Scalability: Skillsoft’s solutions are built to serve the needs of the Global 5000, empowering organizations to scale learning across dispersed and hybrid teams.

For more details, refer to “Part I – Item 1. Business” in our 2025 Form 10-K.

Results of Operations

Our results of operations as reported in our unaudited condensed consolidated financial statements for these periods are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended April 30,
	2025	2024
Revenues:
Total revenues	100.0%	100.0%
Operating expenses:
Costs of revenues	26.0%	27.0%
Content and software development	11.4%	12.1%
Selling and marketing	31.9%	33.1%
General and administrative	18.4%	19.7%
Amortization of intangible assets	25.4%	24.7%
Acquisition and integration related costs	0.4%	1.2%
Restructuring	1.1%	0.8%
Total operating expenses	114.6%	118.6%
Operating loss	(14.6)%	(18.6)%
Other income (expense), net	(2.0)%	1.7%
Fair value adjustment of interest rate swaps	(3.4)%	6.1%
Interest income	0.4%	0.7%
Interest expense	(11.6)%	(12.7)%
Income (loss) before provision for (benefit from) income taxes	(31.2)%	(22.8)%
Provision for (benefit from) income taxes	(0.6)%	(1.2)%
Net income (loss)	(30.6)%	(21.6)%

Refer to Note 12 “Segment Information” of our unaudited condensed consolidated financial statements for information regarding our segments, including a reconciliation of segment (“business unit”) contribution profit for the periods presented to net income (loss). Segment (“business unit”) contribution profit and segment (“business unit”) contribution margin are internal measures used by our Chief Operating Decision Maker (“CODM”) to evaluate and assess the results of our segments. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information. Business unit contribution profit is defined as business unit revenue, less business unit cost of revenues, business unit content and software development expenses, and business unit product research and management expenses. We have excluded the following items in our determination of the business unit cost of revenues, business unit content and software development expenses, and business unit product research and management expenses as our CODM does not include them in the measurement of the performance of the segment:

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

The key performance metric used to assess segment results is business unit contribution margin, which is defined as business unit contribution profit, divided by business unit revenue for the same period.

The following reflects measures used by our management and Board of Directors (“Board”) to evaluate and assess the results of our segments (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
TDS:
Revenues	$99,148	$98,075	$1,073	1.1%
Business unit contribution profit	68,479	66,458	2,021	3.0%
Business unit contribution margin	69.1%	67.8%		1.3%

GK:
Revenues	$25,053	$29,718	(4,665)	(15.7)%
Business unit contribution profit	8,603	11,153	(2,550)	(22.9)%
Business unit contribution margin	34.3%	37.5%		(3.2)%

Revenues

We provide, through our TDS and GK segments, enterprise learning solutions designed to prepare organizations for the future of work, and to overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Our TDS segment generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring a deep library of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), organizations can meaningfully increase learner engagement and retention. Our TDS offerings are predominantly delivered through Percipio, our award-winning, AI-driven, immersive learning platform built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our TDS Learner and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

Our GK segment generates revenues from virtual, in-classroom, and on-demand training solutions geared at foundational, practitioner and expert information technology professionals. Our offerings include authorized content from various partners aimed at providing professional certifications for individuals that successfully complete all requirements. GK’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions a broad selection of customizable courses to help meet their technology and development needs.

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

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
SaaS and subscription revenues:
TDS	$93,655	$93,162	$493	0.5%
Total subscription revenues	93,655	93,162	493	0.5%
Non-subscription revenues:
GK	25,053	29,718	(4,665)	(15.7)%
TDS	5,493	4,913	580	11.8%
Total non-subscription revenues	30,546	34,631	(4,085)	(11.8)%
Total revenues	$124,201	$127,793	$(3,592)	(2.8)%

Revenues for the GK segment declined, when comparing the three months ended April 30, 2025 and 2024. While the rate of decline moderated relative to previous quarters, reflecting the impact of our second-half fiscal 2025 investments, the GK segment continued to be affected by macroeconomic uncertainty and seasonal patterns that contributed to lower enrollment. For TDS, when comparing these same periods, the increase in total revenue was primarily due to our efforts to capitalize on the market shift from learning and skills to talent development, which we discussed at Skillsoft's July 11, 2024 Investor Day.

Operating Expenses

On July 11, 2024, Skillsoft announced a comprehensive resource reallocation plan (“CRRP”), which has resulted in approximately $45 million of annualized cost savings. We are in the process of reinvesting up to half of the amount saved in strategic growth initiatives.

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Cost of revenues	$32,247	$34,471	$(2,224)	(6.5)%
Content and software development expenses	14,102	15,506	(1,404)	(9.1)%
Selling and marketing expenses	39,609	42,292	(2,683)	(6.3)%
General and administrative expenses	22,952	25,309	(2,357)	(9.3)%
Amortization of intangible assets	31,608	31,583	25	0.1%
Acquisition and integration related costs	523	1,497	(974)	(65.1)%
Restructuring	1,346	967	379	39.2%
Total operating expenses	$142,387	$151,625	$(9,238)	(6.1)%

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

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Courseware, instructor fees and outside services	$16,565	$16,959	$(394)	(2.3)%
Compensation and benefits	12,167	13,575	(1,408)	(10.4)%
Hosting and software maintenance	2,945	2,964	(19)	(0.6)%
Facilities, utilities and other	570	973	(403)	(41.4)%
Total cost of revenues	$32,247	$34,471	$(2,224)	(6.5)%

Cost of revenues is a variable expense that is primarily driven by revenue volume and the composition of product and service types when they have different margins. The decreases in courseware, instructor fees and outside services and compensation and benefits, when comparing the three months ended April 30, 2025 to the same period in 2024, were primarily attributable to the decline in our GK segment revenues as discussed in Subscription and Non-Subscription Revenue above and the CRRP. The decrease in facilities and utilities expenses, when comparing the three months ended April 30, 2025 to the same period in 2024, was primarily attributable to cost savings from consolidation of our facilities.

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

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Compensation and benefits	$10,590	$11,696	$(1,106)	(9.5)%
Consulting and outside services	1,909	2,405	(496)	(20.6)%
Software maintenance	1,368	932	436	46.8%
Facilities, utilities and other	235	473	(238)	(50.3)%
Total content and software development expenses	$14,102	$15,506	$(1,404)	(9.1)%

The decreases in compensation and benefits and consulting and outside services, when comparing the three months ended April 30, 2025 to the same period in 2024, were primarily attributable to productivity gains through leveraging AI and our CRRP. The decrease in facilities and utilities expenses, when comparing these same periods, was primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in software maintenance expenses, which were primarily due to investments in technology.

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

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Compensation and benefits	$30,465	$31,573	$(1,108)	(3.5)%
Advertising and promotions	4,569	5,505	(936)	(17.0)%
Software maintenance	3,223	3,761	(538)	(14.3)%
Consulting and outside services	977	648	329	50.8%
Facilities, utilities and other	375	805	(430)	(53.4)%
Total S&M expenses	$39,609	$42,292	$(2,683)	(6.3)%

The decrease in compensation and benefits, when comparing the three months ended April 30, 2025 to the same period in 2024, was primarily attributable to our CRRP, including lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decreases in advertising and promotions and software maintenance, when comparing the three months ended April 30, 2025 to the same period in 2024, were primarily attributable to proactive reductions in branding initiatives and paid media spend. The decrease in facilities, utilities, and other expenses, when comparing the three months ended April 30, 2025 to the same period in 2024, were primarily attributable to cost savings from consolidation of our facilities. These decreases were partially offset by the increase in consulting and outside services, which was primarily the result of the strategic decision to obtain targeted marketing expertise to enhance brand awareness in order to drive revenue growth.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Compensation and benefits	$14,041	$16,782	$(2,741)	(16.3)%
Consulting and outside services	6,692	5,384	1,308	24.3%
Insurance	532	721	(189)	(26.2)%
Facilities, utilities and other	346	635	(289)	(45.5)%
Software maintenance	1,135	1,319	(184)	(13.9)%
Franchise, sales, and property tax	206	468	(262)	(56.0)%
Total G&A expenses	$22,952	$25,309	$(2,357)	(9.3)%

The decrease in compensation and benefits, when comparing the three months ended April 30, 2025 to the same period in 2024, was primarily attributable to lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards, which were primarily the result of our CRRP. Our integration and restructuring activities, including cost savings from the consolidation of our facilities and lower insurance, also contributed to the overall decline in G&A expenses. The decreases were partially offset by an increase in consulting and outside services, attributable to a digital strategy initiative aimed at enhancing our operational effectiveness.

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

Amortization of intangible assets, when comparing the three months ended April 30, 2025 to the same period in 2024, remained relatively consistent as increases in amortization of capitalized internal use software development costs were offset by decreases attributable to certain intangible assets becoming fully amortized.

Acquisition and integration related costs

Acquisition and integration related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and the subsequent integration related activities. The changes in acquisition and integration related costs were primarily due to the timing of these aforementioned activities.

Restructuring

In connection with our CRRP, the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model, with the intention of improving operating efficiency, competitiveness and business profitability. These initiatives included workforce reductions and the consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three months ended April 30, 2025 and April 30, 2024 totaling $1.3 million and $1.0 million, respectively, were primarily associated with the costs of terminated employees.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expenses and income (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Other income (expense), net	$(2,446)	$2,217	$(4,663)	(210.3)%
Interest income	463	928	(465)	(50.1)%
Interest expense	(14,396)	(16,278)	1,882	(11.6)%

Other income (expense), net consists primarily of the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three months ended April 30, 2025 compared to the same period in 2024, decreased primarily due to lower average money market investments yields. The decrease in interest expense, when comparing the three months ended April 30, 2025 to the same period in 2024, was primarily due to a reduction in borrowings under our accounts receivable facility (described below) and lower average interest rates for our borrowings. As a result of the interest rate swaps, we executed on June 17, 2022, described below, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of interest rate swaps

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate fluctuations in cash flows for interest payments on $300 million of variable rate debt attributable to changes in benchmark one-month Secured Overnight Financing Rate (“SOFR”) interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the condensed consolidated balance sheets at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from variations in the forward-looking yield curve, are included in the statement of operations as they occur.

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during the three months ended April 30, 2025 and 2024.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Provision for (benefit from) income taxes	$(772)	$(1,583)	$811	(51.2)%
Effective income tax rate	2.0%	5.4%

The effective income tax rate for the three months ended April 30, 2025 and 2024 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in unremitted earnings, and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of April 30, 2025, we had $127.8 million of cash and cash equivalents. Most of our cash and cash equivalents were held at large financial institutions with high rating agency designations and our exposure to regional banks was not significant. Our investment policy is approved by the Board and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing excess available cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Our cash requirements (from period to period) vary depending on factors such as the growth of the business, changes in working capital needs and capital expenditures. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (defined below), supplemented with borrowings under our accounts receivable facility (described below). Based on our current cash flow budgets and forecasts of both short-term and long-term liquidity needs, we anticipate we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital changes and other expected cash needs for at least the next twelve months, as well as for the foreseeable future, with capital sources currently available. Specifically, we believe cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments and finance costs. While our Term Loan Facility does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event we are not able to receive cash from our subsidiaries, we will be unable to make such required payments. In addition, although we anticipate we will be able to refinance outstanding obligations under our credit agreement prior to or when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating cash flow performance may also be affected by matters discussed under the Risk Factors section of our 2025 AFS. These risks and uncertainties may adversely affect our long-term liquidity.

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

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by Skillsoft to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

Interest rates applicable to the Initial Term Loans are described in Note 13 to the 2025 AFS. As of  April 30, 2025, the outstanding principal balance of $586.6 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make prepayments of outstanding obligations under the Amended Credit Facility if certain criteria are met including, but not limited to excess cash flow for the prior fiscal year (as defined in the Amended Credit Facility), net cash proceeds from asset sales and net cash proceeds from issuances of equity or indebtedness. No such prepayments were required during the  three months ended April 30, 2025 and 2024. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 13 to the 2025 AFS. As of  April 30, 2025, we are in compliance with all such covenants.

The Amended Credit Agreement contains customary events of default. If an event of default occurs and is continuing (and is not waived), the administrative agent may declare all amounts outstanding thereunder to be immediately due and payable. In the event of payment or other specified defaults, outstanding obligations accrue interest at the then applicable rate plus 2.00%.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all of Skillsoft Finance II’s personal property as well as the assets of each subsidiary guarantor.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under an accounts receivable agreement (the "A/R Agreement") with First Citizens Bank and Trust Company. Pursuant to this agreement, certain of our accounts receivable are pledged as security for loans made by participating lenders.

In November 2024, the A/R Agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans); (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum; (c) increase the highest advance rate on certain eligible receivables from 85% to 90%; (d) reduce the minimum outstanding balance requirement from $10 million to $1 million; and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of  April 30, 2025 and January 31, 2025,  $1.0 million was drawn under the A/R Agreement, respectively. Under this agreement, when borrowing more than the required minimum, Skillsoft receives the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was  6.94% as of  April 30, 2025.

When borrowing more than the minimum, the lenders require us to deposit receipts from pledged receivables to a restricted bank account within two business days of receipt by Skillsoft. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. If additional pledged receivables exceed the prior month’s collections, funds from the restricted bank account are returned to us.

Share Repurchase Authorization

On July 10, 2024, the Board authorized and approved a share repurchase authorization for up to $10 million of Skillsoft’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock in the open market, in private negotiated transactions, or by other means from time to time. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of April 30, 2025, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Net cash provided by (used in) operating activities	$31,298	$14,937	$16,361	109.5%
Net cash provided by (used in) investing activities	(5,134)	(4,517)	(617)	13.7%
Net cash provided by (used in) financing activities	(1,953)	(4,252)	2,299	(54.1)%
Effect of foreign currency exchange rates on cash and cash equivalents	3,384	(3,087)	6,471	(209.6)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$27,595	$3,081	$24,514	795.7%

Cash flows from operating activities

The increase in cash flows provided by operating activities in the three months ended April 30, 2025 compared to the same period in 2024, was primarily the result of enhanced working capital efficiency and to a lesser extent improved margins, slightly offset by cash outflows for restructuring actions under the CRRP.

Cash flows from investing activities

Cash flows used in investing activities in the three months ended April 30, 2025 and April 30, 2024 include $4.6 million and $4.4 million of cash payments for internally developed software, respectively.

Our purchases of property and equipment largely consist of computer hardware and software.

Cash flows from financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement.

The decrease in cash flows used in financing activities was primarily due to payments on our A/R Agreement during the three months ended April 30, 2024.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of April 30, 2025 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2026	2027-2028	2029-2030	Thereafter
Initial Term Loans	$586,596	$3,202	$14,409	$568,985	$—
Operating leases	9,719	1,670	3,380	2,140	2,529
Total	$596,315	$4,872	$17,789	$571,125	$2,529

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 6 to our unaudited condensed consolidated financial statements.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements and the related notes have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, the remaining useful lives of capitalized assets, income tax assets and liabilities, and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. The economic environment also impacts certain estimates and discount rates necessary to prepare our condensed consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair value used in the impairment testing of our assets. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” to the 2025 AFS. The following is a discussion of accounting estimates which management considers to be "critical," defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

Revenue recognition

Skillsoft enters into contracts that provide customers with access to a broad spectrum of learning options including cloud-based learning content, talent management solutions, virtual, on-demand and classroom training, and individualized coaching. We recognize revenue that reflects the consideration that we expect to be entitled to receive in exchange for these services. We apply judgment in determining our customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience, credit, or financial information. We are not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price.

While the majority of our revenue relates to SaaS and subscription services where the entire arrangement fee is recognized on a straight-line basis over the contractual term, we sometimes enters into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation. Our cloud-based solutions generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as we continually provide access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date the service is made available to the customer. Our subscription contracts typically vary from one year to three years. Our cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from classroom training and individual coaching is recognized in the period in which the services are rendered. Revenue from virtual and on-demand training for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers.

We also sell professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized over time based on a measure of progress that reasonably reflects our advancement toward satisfying the performance obligation.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

As our contractual agreements predominantly call for advanced billing, contract assets are rarely generated.

Intangible assets, including goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in an acquiree, over the fair value of identifiable net assets acquired, which includes the fair value of specifically identifiable intangible assets, as goodwill.

We amortize its finite-lived intangible assets, including customer contracts and internally developed software, over their estimated useful life. We review the carrying values of intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

In addition, we review the carrying values of its indefinite-lived intangible assets, including goodwill and the Skillsoft trademark, during the fourth fiscal quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

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

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen, subsequent reviews of goodwill and intangibles could result in impairment. Factors that could result in impairment include, but are not limited to, the following:

●	Prolonged period of our estimated fair value of our reporting units exceeding our market capitalization;
●

Lower expectations for future profitability of bookings or EBITDA (a non-GAAP measure), which in part could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;

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

For additional information on goodwill and intangibles see Note 3 to our unaudited condensed consolidated financial statements.

Income taxes

We provide for deferred income taxes resulting from temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of Skillsoft is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the caption “provision for (benefits from) income taxes” in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

The effect of recently issued accounting pronouncements is set forth in Note 2 “Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposures to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during the three months ended April 30, 2025 from the description set forth in Item 7A of the 2025 Form 10-K.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our interest sensitive long-term debt and accounts receivable facility and to a lesser extent our cash and cash equivalents.

Based on amounts outstanding under the Amended Credit Agreement and the A/R Agreement as of April 30, 2025, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.9 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 “Long-Term Debt” and Note 11 “Fair Value Measurements”, respectively, to our unaudited condensed consolidated financial statements.

Based on the balance of our cash and cash equivalents, as of April 30, 2025, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.4 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheet at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $5.9 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “other income (expenses), net” in our condensed consolidated statement of operations. We are exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $3.0 million on our annual pre-tax income (loss).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management recognizes that Skillsoft’s internal control over financial reporting cannot prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and that management is required to use judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 6 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part I, Item IA of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the three months ended April 30, 2025, no director or officer of Skillsoft adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1	Description of Securities	10-K	001-38960	4.1	4/15/2024
4.2	Specimen Class A Common Stock Certificate	10-K	001-38960	4.2	4/14/2023
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1#	Amended and Restated Offer Letter by and between Skillsoft Corp. and John Frederick, dated May 15, 2025	8-K	001-38960	10.1	5/20/2025
10.2#	Letter Agreement by and between Skillsoft Corp. and Rich Walker, dated May 15, 2025	8-K	001-38960	10.2	5/20/2025
10.3*	Separation Agreement for Chief Accounting Officer
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: June 9, 2025	By:	/s/ John Frederick
John Frederick Chief Financial Officer (Principal Financial Officer)