Form 10-Q
period 2025-07-31
Skillsoft Corp.
filed 2025-09-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

The number of shares of registrant’s common stock outstanding as of September 4, 2025 was 8,709,508.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2025

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For all such statements, we claim the protection of the safe harbor for forward-looking statements provided by such sections and the Private Securities Litigation Reform Act of 1995, where applicable. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including statements with respect to our outlook, our product development and planning, our pipeline, future capital expenditures, future share repurchases, anticipated financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive position, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcomes of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, and our expectations and intentions. Forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “may,” “will,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “contemplate,” “continue,” “project,” “forecast,” “seek,” “outlook,” “target,” “goal,” “objective,” “potential,” “possible,” “probably,” or similar expressions, employ such future or conditional verbs as “may,” “might,” “will,” “could,” “should,” or “would,” or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosures are speculative by their nature, and we caution you against unduly relying on these forward-looking statements.

Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” and “Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10‑K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the 2025 Form 10-K, this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law.

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

All forward-looking statements contained herein are expressly qualified in their entirety by the foregoing cautionary statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	July 31, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$100,512	$100,766
Restricted cash	2,908	2,571
Accounts receivable, net of allowance for credit losses of approximately $321 and $501 as of July 31, 2025 and January 31, 2025, respectively	96,778	178,989
Prepaid expenses and other current assets	52,581	50,527
Total current assets	252,779	332,853
Goodwill	317,071	317,071
Intangible assets, net	374,654	427,221
Other assets	24,922	28,924
Total assets	$969,426	$1,106,069
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	1,000
Accounts payable	26,794	13,458
Accrued compensation	26,096	47,803
Accrued expenses and other current liabilities	21,265	26,022
Deferred revenue	215,309	282,295
Total current liabilities	296,868	376,982

Long-term debt	571,203	573,267
Deferred tax liabilities	39,360	42,039
Deferred revenue - non-current	1,000	1,656
Other long-term liabilities	18,542	18,279
Total long-term liabilities	630,105	635,241
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 8,972,560 shares issued and 8,672,783 shares outstanding as of July 31, 2025, and 8,616,633 shares issued and 8,316,856 shares outstanding as of January 31, 2025	1	1
Additional paid-in capital	1,572,538	1,565,040
Accumulated (deficit)	(1,505,223)	(1,443,386)
Treasury stock, at cost - 299,777 shares as of July 31, 2025 and January 31, 2025	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(13,972)	(16,918)
Total shareholders’ equity (deficit)	42,453	93,846
Total liabilities and shareholders’ equity (deficit)	$969,426	$1,106,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenues:
Total revenues	$128,822	$132,223	$253,023	$260,016
Operating expenses:
Costs of revenues	32,889	32,471	65,136	66,942
Content and software development	14,317	14,993	28,419	30,499
Selling and marketing	39,591	40,684	79,200	82,976
General and administrative	19,467	19,395	42,419	44,704
Amortization of intangible assets	31,444	31,788	63,052	63,371
Acquisition and integration related costs	787	921	1,310	2,418
Restructuring	2,157	11,299	3,503	12,266
Total operating expenses	140,652	151,551	283,039	303,176
Operating income (loss)	(11,830)	(19,328)	(30,016)	(43,160)
Other income (expense), net	(61)	(418)	(2,507)	1,799
Fair value adjustment of interest rate swaps	2,128	(6,506)	(2,128)	1,240
Interest income	520	1,045	983	1,973
Interest expense	(14,962)	(16,415)	(29,358)	(32,693)
Income (loss) before provision for (benefit from) income taxes	(24,205)	(41,622)	(63,026)	(70,841)
Provision for (benefit from) income taxes	(417)	(2,056)	(1,189)	(3,639)
Net income (loss)	$(23,788)	$(39,566)	$(61,837)	$(67,202)

Net income (loss) per share:
Basic and diluted	$(2.78)	$(4.84)	$(7.32)	$(8.26)
Weighted average common share outstanding:
Basic and diluted	8,567,973	8,180,374	8,448,433	8,135,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Comprehensive income (loss):
Net income (loss)	$(23,788)	$(39,566)	$(61,837)	$(67,202)
Foreign currency adjustment, net of tax	(27)	64	2,946	(2,823)
Total comprehensive income (loss)	$(23,815)	$(39,502)	$(58,891)	$(70,025)

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

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) - continued

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2025	8,616,633	(299,777)	$1	$1,565,040	$(1,443,386)	$(10,891)	$(16,918)	$93,846
Stock-based compensation	—	—	—	4,231	—	—	—	4,231
Common stock issued	37,520	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(2,212)	—	—	(352)	—	—	—	(352)
Translation adjustment	—	—	—	—	—	—	2,973	2,973
Net income (loss)	—	—	—	—	(38,049)	—	—	(38,049)
Balance April 30, 2025	8,651,941	(299,777)	1	1,568,919	(1,481,435)	(10,891)	(13,945)	62,649
Stock-based compensation	—	—	—	6,598	—	—	—	6,598
Common stock issued	455,264	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(134,645)	—	—	(2,979)	—	—	—	(2,979)
Translation adjustment	—	—	—	—	—	—	(27)	(27)
Net income (loss)	—	—	—	—	(23,788)	—	—	(23,788)
Balance July 31, 2025	8,972,560	(299,777)	$1	$1,572,538	$(1,505,223)	$(10,891)	$(13,972)	$42,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(61,837)	$(67,202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense of intangible assets	63,052	63,371
Stock-based compensation expense	8,087	6,339
Depreciation expense	908	1,404
Non-cash interest expense	1,138	1,080
Non-cash operating lease right-of-use asset expense	812	1,448
Non-cash property, equipment, software and operating right-of-use asset impairment charges	5	2,293
Provision for credit loss expense (recovery)	(180)	56
Provision for (benefit from) deferred income taxes – non-cash	(2,909)	(6,271)
Fair value adjustment of interest rate swaps	2,128	(1,240)
Changes in current assets and liabilities:
Accounts receivable	85,734	75,004
Prepaid expenses and other assets, including long-term	373	(3,113)
Accounts payable	13,027	(603)
Accrued expenses and other liabilities, including long-term	(24,848)	(12,107)
Deferred revenue	(72,036)	(56,962)
Net cash provided by (used in) operating activities	13,454	3,497
Cash flows from investing activities:
Purchase of property and equipment	(1,139)	(399)
Internally developed software - capitalized costs	(8,775)	(8,796)
Net cash provided by (used in) investing activities	(9,914)	(9,195)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(3,331)	(479)
Proceeds from (payments on) accounts receivable facility	—	(4,574)
Principal payments on term loans	(3,202)	(3,202)
Net cash provided by (used in) financing activities	(6,533)	(8,255)
Effect of exchange rate changes on cash and cash equivalents	3,076	(2,427)
Net increase (decrease) in cash, cash equivalents and restricted cash	83	(16,380)
Cash, cash equivalents and restricted cash, beginning of period	103,337	146,523
Cash, cash equivalents and restricted cash, end of period	$103,420	$130,143
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$100,512	$122,652
Restricted cash	2,908	7,491
Cash, cash equivalents and restricted cash, end of period	$103,420	$130,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Six Months Ended July 31,
	2025	2024
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$27,985	$32,486
Cash paid (received) for income taxes, net of refunds	1,423	1,430

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

Principles of Consolidation and Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements (the "Interim Financial Statements") include the accounts of Skillsoft Corp. and its subsidiaries, all of which are wholly owned. Any subsidiaries that are formed or acquired during the year are consolidated from their respective dates of formation or acquisition. We prepared the Interim Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements, in the opinion of management, reflect all normal and recurring adjustments necessary to fairly present our financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for any other interim period or a full year. The Interim Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto (“2025 AFS”) included in the Annual Report on Form 10-K for fiscal 2025 (“2025 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures with respect to contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair values used in the impairment testing of our nonfinancial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact subsequent periods.

(2)    Summary of Significant Accounting Policies

The Interim Financial Statements have been prepared on a basis consistent with the accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the 2025 AFS, and should be read in connection therewith.

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires additional information in the rate reconciliation table and additional disclosures about income taxes paid. We adopted this guidance effective  February 1, 2025. The impact of our adoption of this guidance will be reflected in our fiscal 2026 Form 10-K.

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

(3)    Intangible Assets

Intangible assets consisted of the following (in thousands, except for remaining life):

	July 31, 2025				January 31, 2025
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	1.8	$373,884	$276,326	$97,558	2.0	$365,108	$238,941	$126,167
Customer contracts/relationships	8.2	269,283	116,528	152,755	8.6	267,286	96,777	170,509
Trademarks and trade names	11.1	52,914	12,505	40,409	11.5	52,378	10,161	42,217
Publishing rights	0.9	41,100	33,999	7,101	1.4	41,100	29,889	11,211
Backlog	0.4	49,700	49,414	286	0.9	49,700	49,128	572
Skillsoft trademark	Indefinite	76,545	—	76,545	Indefinite	76,545	—	76,545
Total intangible assets		$863,426	$488,772	$374,654		$852,117	$424,896	$427,221

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended  January 31:

Amortization Expense
2026 (six months remaining)	$63,823
2027	82,474
2028	41,725
2029	30,225
2030	23,415
Thereafter	56,447
Total future amortization	$298,109

Amortization expense related to intangible assets in the aggregate was $31.4 million, $63.1 million, $31.8 million and $63.4 million for the three and six months ended July 31, 2025 and the three and six months ended July 31, 2024, respectively.

Refer to Note 5 “Intangible Assets” to the 2025 AFS for information regarding impairment review requirements and assumption uncertainty. This process was completed for the six months ended  July 31, 2025 and we concluded that there were no indicators of impairment for our intangible assets or reporting units.

Our goodwill as of the dates indicated is as follows (in thousands):

	TDS	GK	Consolidated
Goodwill January 31, 2025	$287,650	$29,421	$317,071
Increase (decrease)	—	—	—
Goodwill July 31, 2025	$287,650	$29,421	$317,071

(4)    Taxes

For the three and six months ended July 31, 2025, we recorded a tax benefit of $0.4 million and $1.2 million, respectively, on a pretax loss of $24.2 million and $63.0 million, respectively. For the three and six months ended July 31, 2024, we recorded a tax benefit of $2.1 million and $3.6 million, respectively, on a pretax loss of $41.6 million and $70.8 million, respectively. For each period, the tax benefit reflects the effect of non-deductible items, foreign rate differentials, changes in unremitted earnings, and changes in the valuation allowance on our deferred tax assets.

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”)). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to the following: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m).

The Company is currently evaluating the provisions of the OBBBA and their potential impact on our financial statements. We will continue to monitor guidance issued by the U.S. Department of the Treasury, the Internal Revenue Service, and other regulatory bodies and will incorporate any updates into our evaluation and implementation efforts as appropriate.

(5)    Restructuring

In connection with strategic initiatives implemented during fiscal 2025, Skillsoft’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and our operating model. These strategic initiatives included the comprehensive resource reallocation plan announced on July 11, 2024.

The following is a summary of restructuring charges by segment for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
TDS	$1,613	$8,883	$2,629	$10,014
GK	544	2,416	874	2,252
Total	$2,157	$11,299	$3,503	$12,266

These restructuring charges are presented separately in the accompanying unaudited condensed consolidated statements of operations. Our restructuring charges recognized during the three and six months ended July 31, 2025 were primarily associated with the costs of terminated employees. Our restructuring charges recognized during the three and six months ended July 31, 2024  were primarily associated with the costs of terminated employees, as well as lease terminations and lease impairment charges.

The restructuring charge liability activity consisted of the following for the period presented (in thousands):

Six Months Ended
July 31, 2025
Restructuring liability as of beginning-of-period	$2,436
Restructuring expense during-the-period	3,503
Cash paid during-the-period	(3,710)
Restructuring liability as of end-of-period	$2,229

Management has completed the majority of planned restructuring actions as of  July 31, 2025; however, we will continue to evaluate our cost structure and operating model to align operating expenses with existing economic conditions, which could result in further restructuring actions.

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

Warranties and Indemnities

Skillsoft’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with our product documentation under normal use and circumstances. Our arrangements also include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. We have entered into service level agreements with some of our hosted application customers warrantying certain levels of uptime reliability and such agreements permit those customers to receive credits against monthly hosting fees or terminate their agreements in the event that Skillsoft fails to meet those levels for an agreed upon period of time.

To date, Skillsoft has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the Interim Financial Statements.

(7)    Long-Term Debt

Debt consisted of the following (in thousands):

	July 31, 2025	January 31, 2025
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$578,591	$581,793
Original issue discount - long-term portion	(4,788)	(5,527)
Deferred financing costs - long-term portion	(2,600)	(2,999)
Long-term debt	$571,203	$573,267

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

Our debt outstanding under the Amended Credit Agreement as of July 31, 2025 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2026 (six months remaining)	$1,601
2027	6,404
2028	8,005
2029	568,985
2030	—
Thereafter	—
Total payments	584,995
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(7,388)
Long-term portion	$571,203

We also have access to up to $75.0 million of borrowings under our accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company, pursuant to which certain of our accounts receivable are pledged as security for loans made by participating lenders.

The interest rate on borrowings outstanding under the A/R Agreement was 6.94% on July 31, 2025. As of July 31, 2025, $1.0 million was drawn under the A/R agreement and is classified as “borrowings under accounts receivable facility” on the unaudited condensed consolidated balance sheet.

Refer to Note 13 “Long-Term Debt” to the 2025 AFS for additional information regarding the Amended Credit Facility and the A/R Agreement.

(8)    Shareholders’ Equity

Common Stock

As of July 31, 2025, Skillsoft’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of such date, 8,972,560 shares of common stock were issued, including treasury shares, 8,672,783 shares of common stock were outstanding, and no shares of preferred stock were outstanding.

Subject to applicable law, Skillsoft may declare dividends to be paid ratably to holders of common stock out of our assets that are legally available to be distributed as dividends in the discretion of Skillsoft’s Board of Directors (“Board”).

Warrants

Refer to Note 16 “Warrants” to the 2025 AFS for information related to our equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, Skillsoft’s Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of July 31, 2025, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended July 31,
	2025			2024
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,945)	$—	$(13,945)	$(15,937)	$—	$(15,937)
Translation adjustment	(27)	—	(27)	64	—	64
Balance as of end-of-period	$(13,972)	$—	$(13,972)	$(15,873)	$—	$(15,873)

	Six Months Ended July 31,
	2025			2024
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(16,918)	$—	$(16,918)	$(13,050)	$—	$(13,050)
Translation adjustment	2,946	—	2,946	(2,823)	—	(2,823)
Balance as of end-of-period	$(13,972)	$—	$(13,972)	$(15,873)	$—	$(15,873)

(9)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan, which was amended on June 6, 2024 (as so amended, the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of Skillsoft. Under the 2020 Plan, 655,295 shares were initially made available for issuance, increased by amendment to 2,908,333 shares. The 2020 Plan also includes an annual increase on January 1 each year, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Our Talent and Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of July 31, 2025, a total of 271,187 shares of common stock remain available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan, amended as of June 5, 2025, to increase the number of shares authorized for issuance thereunder to a total of 400,000 (as so amended the “Inducement Plan”). The Inducement Plan provides for inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with us, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of July 31, 2025, a total of 206,250 shares of common stock remain available for issuance under the Inducement Plan.

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

The following summarizes the stock option activity for the six months ended July 31, 2025:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2025	30,750	$215.00	6.4	$—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, July 31, 2025	30,750	215.00	4.1	—

Vested and exercisable, July 31, 2025	30,750	215.00	4.1	—

The stock option expense was fully recognized during the fiscal quarter ended July 31, 2025.

Time-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of Skillsoft’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than RSUs currently granted to our non-employee directors, which vest upon the earlier of the first anniversary of the grant date and Skillsoft’s next annual meeting of stockholders, time-based RSUs generally vest ratably over a three or four-year period, subject to continued employment through each anniversary. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following summarizes the time-based RSU activity for the six months ended July 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	1,390,273	$24.15	$41,708
Granted	633,123	18.31	—
Vested	(321,329)	27.40	—
Forfeited	(169,188)	24.92	—
Unvested balance, July 31, 2025 (1)	1,532,879	20.97	21,859

(1) Includes 80,724 shares, which are vested, but have been irrevocably deferred at the election of the recipients.

The total unrecognized stock-based compensation costs related to time-based RSUs was $24.8 million as of July 31, 2025, which is expected to be recognized over a weighted-average period of 2.8 years.

Market-Based Restricted Stock Units

Market-based RSUs (“MBRSUs”) vest over a three-year or four-year performance period, subject to continued employment through each anniversary and achievement of market conditions (specified targets related to Skillsoft’s stock price and objective relative total shareholder return). The fair value of MBRSUs is estimated using the Monte Carlo valuation method. Compensation cost for these awards is recognized based on the grant date fair value which is recognized over the vesting period using the accelerated attribution method.

The following summarizes the MBRSU activity for the six months ended July 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	105,923	$62.21	$3,178
Granted	3,333	12.94	—
Vested	(29,676)	38.00	—
Forfeited	(38,387)	75.42	—
Unvested balance, July 31, 2025	41,193	63.36	600

The total unrecognized stock-based compensation costs related to MBRSUs was $0.2 million as of July 31, 2025, which is expected to be recognized over a weighted-average period of 0.7 years.

Performance-Based Restricted Stock Units

Performance-based RSUs (“PBRSUs”) vest over a two-year period, subject to continued employment through each grant date anniversary and achievement of specified corporate goals during a less than one-year performance-period. The expense and shares vested for our PBRSU awards depend on the achievement of specified results; the ultimate expense and number of shares vested can range from 0% to 200% of a target amount granted.

The following summarizes the PBRSU activity for the six months ended July 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	51,250	$17.12	$1,538
Granted (1)	314,139	20.08	—
Vested	(7,968)	19.54	—
Forfeited	(33,907)	19.35	—
Unvested balance, July 31, 2025	323,514	19.70	4,710

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $5.7 million as of July 31, 2025, which is expected to be recognized over a weighted-average period of 2.6 years.

Liability-Classified Market-Based Awards

In the third quarter of fiscal 2025, we granted market-based awards to Ronald W. Hovsepian, initially intended to be settled in cash upon vesting, unless determined by the Board or a committee thereof to be settled in shares. These awards are eligible to be earned based on the volume-weighted average of our daily trading prices over a 30-consecutive trading day period (“30-day VWAP”) prior to specified dates. During the second quarter of fiscal 2026, the Board of Directors certified the achievement of the first 30-day VWAP hurdle for a total award corresponding to such hurdle of $6 million. Payment of this award is divided into two, equal 50% tranches, each valued at $3.0 million. The first 50% of the award was settled in shares during the second quarter of fiscal 2026. The second 50% of the award will be settled after the required service period. The unvested awards are classified as liabilities and remeasured at fair value using a Monte Carlo simulation at each reporting date and included in the caption “accrued compensation” on the unaudited condensed consolidated balance sheets. Expense is recognized using an accelerated attribution method over the requisite service period. The market-based awards potentially vest over two-year to four-year service periods, subject to continued employment and a specified appreciation of Skillsoft’s share price.

The following summarizes the liability-classified market-based performance award balances as of  July 31, 2025 (in thousands):

Estimated liability (1)	$1,683
Estimated unrecognized compensation cost (2)	3,231

(1) Included in the caption “accrued compensation” on the unaudited condensed consolidated balance sheets.

(2) Expected to be recognized over a weighted-average period of 1.8 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenues	$60	$132	$177	$298
Content and software development	953	914	1,975	2,204
Selling and marketing	831	797	1,636	2,053
General and administrative (1)	2,162	(2,657)	4,299	1,784
Total	$4,006	$(814)	$8,087	$6,339

(1) Stock-based compensation expense during the three and six months ended July 31, 2024 was reduced by $6.0 million due to forfeitures of share-based payments, including unvested equity-based awards associated with our former Chief Executive Officer whose employment with Skillsoft ended on May 9, 2024.

(10)    Revenue

Revenue Components and Performance Obligations

Subscription Services

Skillsoft offers subscriptions that provide customers access to a broad spectrum of learning options including access to cloud-based Software as a Service (“SaaS”) learning content and individualized coaching. Our cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as we continually provide access to, and fulfill our obligation to, the customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. Our subscription contracts typically vary from one year to three years. Our cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided. Revenue from individualized coaching for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers.

Virtual, On-Demand and Classroom

Revenue from classroom training is recognized in the period in which the services are rendered. Revenue from virtual and on-demand training for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers. Billing is in advance of the services being provided or immediately after the services have been provided.

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by segment and type for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
TDS:
SaaS and subscription services	$95,296	$95,642	$188,951	$188,804
Professional services	5,889	6,010	11,382	10,923
	101,185	101,652	200,333	199,727
GK:
Virtual, on-demand and classroom	27,637	30,571	52,690	60,289
Total net revenues	$128,822	$132,223	$253,023	$260,016

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
United States	$83,703	$88,384	$165,535	$173,332
Europe, Middle East and Africa	33,513	32,457	64,240	63,802
Other Americas	6,355	5,545	12,422	11,896
Asia-Pacific	5,251	5,837	10,826	10,986
Total net revenues	$128,822	$132,223	$253,023	$260,016

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the six months ended July 31, 2025 was as follows (in thousands):

Deferred revenue as of January 31, 2025	$283,951
Billings deferred	(196,463)
Recognition of deferred revenue attributable:
Prior year deferred revenue	80,517
Current year deferred revenue	48,304
Deferred revenue as of July 31, 2025	$216,309

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the six months ended July 31, 2025 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2025	$38,338
Contract acquisition costs	9,341
Recognition of contract acquisition costs	(14,502)
Deferred contract acquisition costs as of July 31, 2025	$33,177

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

The following summarizes our assets (liabilities) that are measured at fair value on a recurring basis as of July 31, 2025 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$100,512	$—	$—	$100,512
Restricted cash	2,908	—	—	2,908
Interest rate swaps - asset (liability)	—	361	—	361
(Liability)-classified market-based awards	—	(1,683)	—	(1,683)
Total assets (liabilities) recorded at fair value	$103,420	$(1,322)	$—	$102,098

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with their estimated fair values as of July 31, 2025. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” to the 2025 AFS for additional detail.

Interest Rate Swaps

On June 17, 2022, Skillsoft entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate (“SOFR”)-based component of the interest rate on a portion of our variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flows of the Interest Rate Swaps are expected to offset changes in cash flows of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the Interest Rate Swaps are recorded in earnings each period. For the three and six months ended July 31, 2025, we recognized a non-cash gain (loss) of $2.1 million and ($2.1) million attributable to the Interest Rate Swaps, respectively. For the three and six months ended July 31, 2024, we recognized a non-cash gain (loss) of ($6.5) million and $1.2 million attributable to the Interest Rate Swaps, respectively.

The inputs for determining fair value of the Interest Rate Swaps are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. The counterparties to these derivative contracts are highly-rated financial institutions which we believe carry only a minimal risk of nonperformance.

Depending on whether the Interest Rate Swaps are in an asset or liability position at the end of the reporting period, they are included in either the captions “other assets” or “other long-term liabilities” on our unaudited condensed consolidated balance sheets.

Liability-Classified Market-Based Awards

The fair value of the liability-classified market-based awards are determined using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The most significant inputs for determining the fair value either originate from the grant agreement (e.g., stock price hurdles, vesting amounts, and service dates) or are derived from or corroborated by observable market data (e.g., interest rates, stock prices, equity risk, market betas, size premiums, average stock volatility); therefore we have classified the fair value measurement as Level 2. Refer to Note 9 “Stock-Based Compensation” above for additional information related to the liability-classified market-based awards.

Other Fair Value Instruments

Skillsoft currently invests available cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the unaudited condensed consolidated balance sheet as of  July 31, 2025, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of Skillsoft’s outstanding principal amounts as of July 31, 2025 was $546.6 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

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

The TDS segment is comprised of a strong foundation of products and customers, with its enterprise-grade solution serving customers and employees worldwide. TDS Learner is a world-renowned consumer scale and experience learner platform that serves learners worldwide. We deliver AI-led, interactive, and multi-modal experiences, a premium technology learning brand, outcome-based learning through benchmarks, enterprise grade security and integrations, and extensive coverage of topics across business, technology, and compliance skills.

The GK segment is centered around instructor-led training, or live learning, with face-to-face delivery by experienced trainers, both in-person and virtually. GK is a live learning partner for corporations with a large, but focused, schedule of vendor-authored and certified courses utilizing certified instructors. The quality and consistency of trainers, the access to quality content and interactive labs from the world’s largest vendors, and a market-leading blended proposition with TDS, define GK's uniqueness in the market. Our GK segment has strong partnerships with the world’s leading technology companies and certification authorities.

In the fourth quarter of fiscal 2025, we made changes to the components used to determine segment results to increase transparency and improve segment comparability to peers. These changes did not impact our consolidated financial statements. For this new structure we track the non-GAAP financial measures and key performance metrics that we believe are key financial indicators of our success. Non-GAAP measures and key performance metrics are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies comparable to us, many of which present non-GAAP measures and key performance metrics when reporting their results. These measures can be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher U.S. GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance. However, non-GAAP measures and key performance metrics have limitations as analytical tools. Because not all companies use identical calculations, our presentation of non-GAAP financial measures and key performance metrics may not be comparable to other similarly titled measures of other companies. They are not presentations made in accordance with GAAP, are not measures of financial condition or liquidity, and should not be considered as an alternative to profit or loss, or operating cash flows for the period determined in accordance with GAAP. As a result, these performance measures should not be considered in isolation from, or as a substitute analysis for, results of operations as determined in accordance with GAAP. Business unit contribution profit and business unit contribution margin are internal measures used by our CODM to evaluate and assess the results of our segments. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information. Business unit contribution profit is defined as business unit revenue, less business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses. We have excluded the following items in our determination of the business unit cost of revenue, business unit content and software development expenses, and business unit product research and management expenses as our CODM does not consider them in the measurement of the performance of the segment:

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

The following reconciles our segment measures of performance to the GAAP measures presented in the unaudited condensed consolidated statements of operations, which have been recast for the prior-year period to reflect our segments under the new structure, for the periods presented, (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
TDS
Revenues	$101,185	$101,652	$200,333	$199,727
Business unit costs of revenues	15,795	15,533	32,067	31,718
Business unit content and software development expenses	12,467	13,332	24,565	26,795
Business unit product research and management expenses	2,299	1,916	4,598	3,885
Business unit contribution profit	70,624	70,871	139,103	137,329
GK
Revenues	27,637	30,571	52,690	60,289
Business unit costs of revenues	16,952	16,699	32,658	34,702
Business unit content and software development expenses	718	676	1,462	1,238
Business unit contribution profit	9,967	13,196	18,570	24,349
Consolidated
Revenues	128,822	132,223	253,023	260,016
Business unit costs of revenues	32,747	32,232	64,725	66,420
Business unit content and software development expenses	13,185	14,008	26,027	28,033
Business unit product research and management expenses	2,299	1,916	4,598	3,885
Business unit contribution profit	80,591	84,067	157,673	161,678
Business unit product research and management expenses	(2,299)	(1,916)	(4,598)	(3,885)
Excluded cost of revenues and content and software development expenses:
Depreciation	156	177	306	368
Long-term incentive compensation expenses	1,118	1,046	2,497	2,502
System migration	—	1	—	118
Selling and marketing expenses	39,591	40,684	79,200	82,976
General and administrative expenses	19,467	19,395	42,419	44,704
Amortization of intangible assets	31,444	31,788	63,052	63,371
Acquisition and integration related costs	787	921	1,310	2,418
Restructuring expenses	2,157	11,299	3,503	12,266
Operating income (loss)	(11,830)	(19,328)	(30,016)	(43,160)
Other income (expense), net	(61)	(418)	(2,507)	1,799
Fair value adjustment of interest rate swaps	2,128	(6,506)	(2,128)	1,240
Interest income	520	1,045	983	1,973
Interest expense	(14,962)	(16,415)	(29,358)	(32,693)
Income (loss) before provision for (benefit from) income taxes	(24,205)	(41,622)	(63,026)	(70,841)
Provision for (benefit from) income taxes	(417)	(2,056)	(1,189)	(3,639)
Net income (loss)	$(23,788)	$(39,566)	$(61,837)	$(67,202)

Our segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth our segment assets as of the periods presented (in thousands):

	July 31, 2025	January 31, 2025
TDS	$898,932	$1,026,295
GK	70,494	79,774
Total assets	$969,426	$1,106,069

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

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income (loss)	$(23,788)	$(39,566)	$(61,837)	$(67,202)

Weighted average common shares outstanding:
Basic and diluted	8,567,973	8,180,374	8,448,433	8,135,353

Net income (loss) per share:
Basic and diluted	$(2.78)	$(4.84)	$(7.32)	$(8.26)

During the three and six months ended July 31, 2025 and July 31, 2024, we incurred net losses and, therefore, the effect of our potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Common stock underlying warrants	3,098	3,098	3,098	3,098
RSUs	1,940	1,002	1,723	986
Stock options	31	63	31	72
Total	5,069	4,163	4,852	4,156

(14)    Related Party Transactions

Agreement with Largest Shareholder

In January 2025, Skillsoft entered into an agreement to provide off-the-shelf Skillsoft products to companies affiliated with Prosus N.V. and Naspers Ltd. (collectively known as “Prosus Companies”) for an aggregate of $0.8 million over three years (the "Prosus Commercial Agreement"). In June 2025, the parties updated the Prosus Commercial Agreement to consolidate and reallocate the services previously included in the parties' approximately $84,000 March 2024 agreement. In April 2025, the parties also entered into an additional one-year off-the-shelf product agreement for specific training products for approximately $69,000.

(15)    Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of July 31, 2025 through the date this Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Skillsoft”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries. This MD&A should be read in conjunction with: (i) the unaudited condensed consolidated financial statements and the accompanying notes presented in “Part I – Item 1. Financial Statements” of this Form 10-Q (the "Interim Financial Statements"), (ii) our consolidated financial statements, notes thereto, and the related MD&A contained in our 2025 Form 10-K; and (iii) the disclosure under “Cautionary Notes Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and in the 2025 Form 10-K. The consolidated financial statements contained in the 2025 10-K are referred to herein as the “2025 AFS”. Unless otherwise noted, amounts referenced in this discussion, other than in reference to share numbers and percentages, are in thousands.

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

For more details, refer to “Part I – Item 1. Business” in our 2025 Form 10-K.

Results of Operations

Our results of operations as reported in our Interim Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following sets forth certain items from our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	25.5%	24.6%	25.7%	25.7%
Content and software development	11.1%	11.3%	11.2%	11.7%
Selling and marketing	30.7%	30.8%	31.3%	31.9%
General and administrative	15.3%	14.8%	16.9%	17.3%
Amortization of intangible assets	24.4%	24.0%	24.9%	24.4%
Acquisition and integration related costs	0.6%	0.7%	0.5%	0.9%
Restructuring	1.7%	8.5%	1.4%	4.7%
Total operating expenses	109.3%	114.7%	111.9%	116.6%
Operating loss	(9.3)%	(14.7)%	(11.9)%	(16.6)%
Other income (expense), net	0.0%	(0.3)%	(1.0)%	0.7%
Fair value adjustment of interest rate swaps	1.7%	(4.9)%	(0.8)%	0.5%
Interest income	0.4%	0.8%	0.4%	0.8%
Interest expense	(11.6)%	(12.4)%	(11.6)%	(12.6)%
Income (loss) before provision for (benefit from) income taxes	(18.8)%	(31.5)%	(24.9)%	(27.2)%
Provision for (benefit from) income taxes	(0.3)%	(1.6)%	(0.5)%	(1.4)%
Net income (loss)	(18.5)%	(29.9)%	(24.4)%	(25.8)%

Refer to Note 12 “Segment Information” to the Interim Financial Statements for information regarding our segments, including a reconciliation of segment (“business unit”) contribution profit for the periods presented to net income (loss). Segment (“business unit”) contribution profit and segment (“business unit”) contribution margin are internal measures used by our Chief Operating Decision Maker (“CODM”) to evaluate and assess the results of our segments. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information. Business unit contribution profit is defined as business unit revenue, less business unit cost of revenues, business unit content and software development expenses, and business unit product research and management expenses. We have excluded the following items in our determination of the business unit cost of revenues, business unit content and software development expenses, and business unit product research and management expenses as our CODM does not include them in the measurement of the performance of the segment:

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

The following reflects measures used by our CODM to evaluate and assess the results of our segments (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
TDS:
Revenues	$101,185	$101,652	$(467)	(0.5)%	$200,333	$199,727	$606	0.3%
Business unit contribution profit	70,624	70,871	(247)	(0.3)%	139,103	137,329	1,774	1.3%
Business unit contribution margin	69.8%	69.7%		0.1%	69.4%	68.8%		0.6%

GK:
Revenues	$27,637	$30,571	(2,934)	(9.6)%	$52,690	$60,289	(7,599)	(12.6)%
Business unit contribution profit	9,967	13,196	(3,229)	(24.5)%	18,570	24,349	(5,779)	(23.7)%
Business unit contribution margin	36.1%	43.2%		(7.1)%	35.2%	40.4%		(5.2)%

Revenues

We provide, through our TDS and GK segments, enterprise learning solutions designed to prepare organizations for the future of work, and to overcome critical skills gaps, drive demonstrable behavior-change, and unlock the potential in their people.

Our TDS segment generates revenues from its comprehensive suite of premium, original, and authorized partner content, featuring a deep library of leadership and business, technology and development, and compliance curricula. With access to a broad spectrum of learning options (including video, audio, books, bootcamps, live events, and practice labs), we believe that organizations can meaningfully increase learner engagement and retention. Our TDS offerings are predominantly delivered through Percipio, our award-winning, AI-driven, immersive learning platform built to make learning easier, more accessible, and more effective. In addition, we also have proprietary platforms used for our TDS Learner and Skillsoft Coaching offerings. Our learning solutions are typically sold on a subscription basis for a fixed term.

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

Subscription and Non-Subscription Revenues

Software as a service (“SaaS”) Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract. The initial term of enterprise contracts is generally one to three years and is usually non-cancellable for the term of the subscription. The fixed fee is commonly paid upfront on an annual basis. These contracts typically consist of subscriptions to our various offerings which provide access to our SaaS platforms, associated content and services, and individualized coaching, over the contract term.

Non-Subscription Revenue. Primarily comprised of instructor-led training offerings, which consist of both in-person and virtual environments. Instructor-led training, including virtual offerings, is first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenues also include professional services related to implementation of our products and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
SaaS and subscription revenues:
TDS	$95,296	$95,642	$(346)	(0.4)%	$188,951	$188,804	$147	0.1%
Total subscription revenues	95,296	95,642	(346)	(0.4)%	188,951	188,804	147	0.1%
Non-subscription revenues:
GK	27,637	30,571	(2,934)	(9.6)%	52,690	60,289	(7,599)	(12.6)%
TDS	5,889	6,010	(121)	(2.0)%	11,382	10,923	459	4.2%
Total non-subscription revenues	33,526	36,581	(3,055)	(8.4)%	64,072	71,212	(7,140)	(10.0)%
Total revenues	$128,822	$132,223	$(3,401)	(2.6)%	$253,023	$260,016	$(6,993)	(2.7)%

Revenues for the GK segment declined, when comparing the three and six months ended July 31, 2025 to the same respective periods in 2024. While the rate of decline in the three months ended July 31, 2025 moderated relative to previous quarters, reflecting the impact of our second-half fiscal 2025 investments, the GK segment was affected by macroeconomic uncertainty and seasonal patterns, as well as a continued decline in public sector business that contributed to lower enrollment, which we anticipate will lower our future revenue trend. For TDS, when comparing the six months ended July 31, 2025 to the same period in 2024, the increase in total revenue was primarily due to our efforts to capitalize on the market shift from learning and skills to talent development as discussed at Skillsoft's July 11, 2024 Investor Day. This increase was partially offset by a decline in Learner offerings revenue, which is the primary reason for the decline in revenues for the TDS segment when comparing the three months ended July 31, 2025 to the three months ended July 31, 2024.

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

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Cost of revenues	$32,889	$32,471	$418	1.3%	$65,136	$66,942	$(1,806)	(2.7)%
Content and software development expenses	14,317	14,993	(676)	(4.5)%	28,419	30,499	(2,080)	(6.8)%
Selling and marketing expenses	39,591	40,684	(1,093)	(2.7)%	79,200	82,976	(3,776)	(4.6)%
General and administrative expenses	19,467	19,395	72	0.4%	42,419	44,704	(2,285)	(5.1)%
Amortization of intangible assets	31,444	31,788	(344)	(1.1)%	63,052	63,371	(319)	(0.5)%
Acquisition and integration related costs	787	921	(134)	(14.5)%	1,310	2,418	(1,108)	(45.8)%
Restructuring	2,157	11,299	(9,142)	(80.9)%	3,503	12,266	(8,763)	(71.4)%
Total operating expenses	$140,652	$151,551	$(10,899)	(7.2)%	$283,039	$303,176	$(20,137)	(6.6)%

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Courseware, instructor fees and outside services	$16,158	$15,215	$943	6.2%	$32,723	$32,174	$549	1.7%
Compensation and benefits	12,840	13,444	(604)	(4.5)%	25,007	27,019	(2,012)	(7.4)%
Hosting and software maintenance	3,243	2,914	329	11.3%	6,188	5,878	310	5.3%
Facilities, utilities and other	648	898	(250)	(27.8)%	1,218	1,871	(653)	(34.9)%
Total cost of revenues	$32,889	$32,471	$418	1.3%	$65,136	$66,942	$(1,806)	(2.7)%

Cost of revenues is a variable expense that is primarily driven by revenue volume and the composition of product and service types when they have different margins. The decrease in compensation and benefits, when comparing the three and six months ended July 31, 2025 to the corresponding periods in 2024, were primarily attributable to the decline in our GK segment revenues as discussed in Subscription and Non-Subscription Revenue above and actions taken in connection with the CRRP. The decrease in facilities and utilities expenses, when comparing the three and six months ended July 31, 2025 to the corresponding  periods in 2024, was primarily attributable to cost savings from the consolidation of our facilities. These decreases were partially offset by the increase in courseware, instructor fees and outside services, which were primarily the result of product and service mix and rising third-party costs. In addition, the increase in hosting and software maintenance expense, was primarily due to investments in technology.

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$10,474	$11,266	$(792)	(7.0)%	$21,064	$22,962	$(1,898)	(8.3)%
Consulting and outside services	2,236	2,996	(760)	(25.4)%	4,145	5,401	(1,256)	(23.3)%
Software maintenance	1,381	643	738	114.8%	2,749	1,575	1,174	74.5%
Facilities, utilities and other	226	88	138	156.8%	461	561	(100)	(17.8)%
Total content and software development expenses	$14,317	$14,993	$(676)	(4.5)%	$28,419	$30,499	$(2,080)	(6.8)%

The decreases in compensation and benefits and consulting and outside services, when comparing the three and six months ended July 31, 2025 to the same respective periods in 2024, were primarily attributable to productivity gains through leveraging AI and the impact of our CRRP. These decreases were partially offset by the increase in software maintenance expenses, when comparing the three and six months ended July 31, 2025 to the same respective periods in 2024, which were primarily due to investments in technology.

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

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$29,459	$29,584	$(125)	(0.4)%	$59,924	$61,157	$(1,233)	(2.0)%
Advertising and promotions	5,533	6,228	(695)	(11.2)%	10,102	11,733	(1,631)	(13.9)%
Software maintenance	3,001	3,575	(574)	(16.1)%	6,224	7,336	(1,112)	(15.2)%
Consulting and outside services	1,200	784	416	53.1%	2,177	1,432	745	52.0%
Facilities, utilities and other	398	513	(115)	(22.4)%	773	1,318	(545)	(41.4)%
Total S&M expenses	$39,591	$40,684	$(1,093)	(2.7)%	$79,200	$82,976	$(3,776)	(4.6)%

The decrease in compensation and benefits, when comparing the three and six months ended July 31, 2025 to the same respective periods in 2024, was primarily attributable to the impact of our CRRP. The decreases in advertising and promotions and software maintenance, when comparing the three and six months ended July 31, 2025 to the corresponding periods in 2024, were primarily attributable to proactive reductions in branding initiatives and paid media spend. The decrease in facilities, utilities, and other expenses, when comparing the three and six months ended July 31, 2025 to the same respective periods in 2024, were primarily attributable to cost savings from the consolidation of our facilities. These declines were partially offset by the increase in expenses for consulting and outside services, when comparing the three and six months ended July 31, 2025 to the corresponding periods in 2024, which was primarily the result of the strategic decision to obtain targeted marketing expertise to enhance brand awareness in order to drive revenue growth.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$13,360	$12,251	$1,109	9.1%	$27,401	$29,033	$(1,632)	(5.6)%
Consulting and outside services	3,942	4,355	(413)	(9.5)%	10,634	9,739	895	9.2%
Insurance	561	723	(162)	(22.4)%	1,093	1,444	(351)	(24.3)%
Facilities, utilities and other	317	515	(198)	(38.4)%	663	1,150	(487)	(42.3)%
Software maintenance	1,040	1,279	(239)	(18.7)%	2,175	2,598	(423)	(16.3)%
Franchise, sales, and property tax	247	272	(25)	(9.2)%	453	740	(287)	(38.8)%
Total G&A expenses	$19,467	$19,395	$72	0.4%	$42,419	$44,704	$(2,285)	(5.1)%

The decrease in compensation and benefits, when comparing the six months ended July 31, 2025 to the same period in 2024, was primarily the result of the impact of our CRRP, partially offset by an increase in stock-compensation expense due to higher forfeitures during the three months ended July 31, 2024 compared to the three months ended July 31, 2025. Our integration and restructuring activities, including cost savings from the consolidation of our facilities and lower insurance, also contributed to the overall decline in G&A expenses in those categories during the three and six months ended July 31, 2025 compared to the respective prior year periods. These decreases were partially offset by an increase in consulting and outside services, during the six months ended July 31, 2025 compared to the prior year period, attributable to a digital strategy initiative aimed at enhancing our operational effectiveness.

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

Amortization of intangible assets, when comparing the three and six months ended July 31, 2025 to the same respective periods in 2024, remained relatively consistent as increases in amortization of capitalized internal use software development costs were offset by decreases attributable to certain intangible assets becoming fully amortized.

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

Restructuring

In connection with our CRRP, the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model, with the intention of improving operating efficiency, competitiveness and business profitability. These initiatives included workforce reductions and the consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three and six months ended July 31, 2025 totaling $2.2 million and $3.5 million, respectively, were primarily associated with the costs of terminated employees. Our restructuring charges recognized during the three and six months ended July 31, 2024 totaling $11.3 million and $12.3 million, respectively, were primarily associated with the costs of terminated employees, as well as lease terminations and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expenses and income (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Other income (expense), net	$(61)	$(418)	$357	(85.4)%	$(2,507)	$1,799	$(4,306)	(239.4)%
Interest income	520	1,045	(525)	(50.2)%	983	1,973	(990)	(50.2)%
Interest expense	(14,962)	(16,415)	1,453	(8.9)%	(29,358)	(32,693)	3,335	(10.2)%

Other income (expense), net consists primarily of the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three and six months ended July 31, 2025 compared to the same respective periods in 2024, decreased primarily due to lower balances, as a result of the reduction in borrowings under our accounts receivable facility (discussed below), as well as lower average money market investments yields. The decrease in interest expense, when comparing the three and six months ended July 31, 2025 to the corresponding periods in 2024, was primarily due to a reduction in borrowings under our accounts receivable facility (described below) and lower average interest rates for our borrowings. As a result of our interest rate swaps we executed on June 17, 2022, described below, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of interest rate swaps

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate fluctuations in cash flows for interest payments on $300 million of variable rate debt attributable to changes in the benchmark one-month Secured Overnight Financing Rate (“SOFR”) interest rates. The interest rate swaps are not designated for hedge accounting and are carried on the unaudited condensed consolidated balance sheets at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from variations in the forward-looking yield curve, are included in the statement of operations as they occur.

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during the three and six months ended July 31, 2025 and 2024.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

			Dollar				Dollar
	Three Months Ended July 31,		Increase	Percent	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Provision for (benefit from) income taxes	$(417)	$(2,056)	$1,639	(79.7)%	$(1,189)	$(3,639)	$2,450	(67.3)%
Effective income tax rate	1.7%	4.9%			1.9%	5.1%

The effective income tax rate for the three and six months ended July 31, 2025 and 2024 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in unremitted earnings, and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of July 31, 2025, we had $100.5 million of unrestricted cash and cash equivalents. Most of our cash and cash equivalents are held at large financial institutions with high rating agency designations, and our exposure to regional banks is not significant. Our investment policy is approved by the Board and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing available cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Our cash requirements from period to period vary depending on factors such as the growth of the business, changes in working capital needs and capital expenditures. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (defined below), supplemented with borrowings under our accounts receivable facility (described below). Based on our current cash flow budgets and forecasts of both short-term and long-term liquidity needs, we anticipate we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future, with capital sources currently available. Specifically, we believe cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments and finance costs. While our Term Loan Facility does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event we are not able to receive cash from our subsidiaries, we will be unable to make such required payments. In addition, although we anticipate we will be able to refinance outstanding obligations under our credit agreement prior to or when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating cash flow performance may also be affected by matters discussed under the Risk Factors section of our 2025 Form 10-K. These risks and uncertainties may adversely affect our long-term liquidity.

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

The First Amendment provided for the incurrence of up to an additional $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Term Loan Facility, which were drawn in full on the closing date thereof, and are scheduled to mature on the Maturity Date. In addition, the First Amendment, among other things, (a) provided for early opt-in to SOFR subject to a 0.75% floor, for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for an applicable margin for the Initial Term Loans of 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to aggregate quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by Skillsoft to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

Interest rates applicable to the Initial Term Loans are described in Note 13 to the 2025 AFS. As of  July 31, 2025, the outstanding principal balance of  $585.0 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make prepayments of outstanding obligations under the Amended Credit Facility if certain criteria are met including, but not limited to excess cash flow for the prior fiscal year (as defined in the Amended Credit Facility), net cash proceeds from asset sales and net cash proceeds from issuances of equity or indebtedness. No such prepayments were required during the  three and six months ended July 31, 2025 or  2024. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 13 to the 2025 AFS. As of  July 31, 2025, we are in compliance with all such covenants.

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

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under an accounts receivable agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company. Pursuant to this agreement, certain of our accounts receivable are pledged as security for loans made by participating lenders.

In November 2024, the A/R Agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans); (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum; (c) increase the highest advance rate on certain eligible receivables from 85% to 90%; (d) reduce the minimum outstanding balance requirement from $10 million to $1 million; and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of our accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of  July 31, 2025 and January 31, 2025,  $1.0 million was drawn under the A/R Agreement, respectively. As of July 31, 2025, approximately $35 million additional was available to be drawn under the A/R agreement. Under this agreement, when borrowing more than the required minimum, Skillsoft receives proceeds equal to the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was  6.94% as of  July 31, 2025.

When borrowing more than the minimum, the lenders require us to deposit receipts from pledged receivables to a restricted bank account within two business days of receipt. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. If additional pledged receivables exceed the prior month’s collections, funds from the restricted bank account are returned to us.

Share Repurchase Authorization

On July 10, 2024, the Board authorized and approved a share repurchase authorization for up to $10 million of Skillsoft’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock from time-to-time in the open market, in private negotiated transactions, or by other means. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of July 31, 2025, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands, except percentages):

			Dollar
	Six Months Ended July 31,		Increase	Percent
	2025	2024	(Decrease)	Change
Net cash provided by (used in) operating activities	$13,454	$3,497	$9,957	284.7%
Net cash provided by (used in) investing activities	(9,914)	(9,195)	(719)	7.8%
Net cash provided by (used in) financing activities	(6,533)	(8,255)	1,722	(20.9)%
Effect of foreign currency exchange rates on cash and cash equivalents	3,076	(2,427)	5,503	(226.7)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$83	$(16,380)	$16,463	(100.5)%

Cash flows from operating activities

The increase in cash flows provided by operating activities in the six months ended July 31, 2025 compared to the corresponding period in 2024, was primarily the result of enhanced working capital efficiency.

Cash flows from investing activities

The increase in cash flows used in investing activities, when comparing the six months ended July 31, 2025 to the same period in 2024, was due to a $0.7 million increase in purchases of property and equipment, which largely consisted of computer hardware and software. Cash flows used in investing activities in each of the six months ended July 31, 2025 and 2024 include $8.8 million of cash payments for internally developed software.

Cash flows from financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement.

The decrease in cash flows used in financing activities, when comparing the six months ended July 31, 2025 to the same period in 2024, was due to a $4.6 million reduction in payments on our A/R Agreement, partially offset by an increase in cash used to repurchase shares for tax withholding upon vesting of restricted stock-based awards.

Effect of foreign currency exchange rates on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents represents translation adjustments, which vary with fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Contractual and Commercial Obligations

The scheduled maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of July 31, 2025 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2026	2027-2028	2029-2030	Thereafter
Initial Term Loans	$584,995	$1,601	$14,409	$568,985	$—
Operating leases	9,127	965	3,465	2,151	2,546
Total	$594,122	$2,566	$17,874	$571,136	$2,546

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 6 to the Interim Financial Statements.

Critical Accounting Estimates

The Interim Financial Statements and the related notes have been prepared in accordance with GAAP. The preparation of our Interim Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of such financial statements, and the reported amounts of assets, liabilities, revenues and expenses during the applicable reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: business combinations, revenue recognition, impairment of goodwill and intangible assets, the remaining useful lives of capitalized assets, income tax assets and liabilities, and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. The economic environment also impacts certain estimates and discount rates necessary to prepare our financial statements, including significant estimates and discount rates applicable to the determination of the fair value used in the impairment testing of our assets. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, or results of operations could be impacted.

Significant accounting policies and methods used in the preparation of the Interim Financial Statements are described in Note 2 “Summary of Significant Accounting Policies” to the 2025 AFS. The following is a discussion of accounting estimates which management considers to be “critical,” defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

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

While the majority of our revenue relates to SaaS and subscription services where the entire arrangement fee is recognized on a straight-line basis over the contractual term, we sometimes enter into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation. Our cloud-based solutions generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as we continually provide access to, and fulfill our obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date the service is made available to the customer. Our subscription contracts typically vary from one year to three years. Our cloud-based solutions arrangements are generally non-cancellable and non-refundable.

Revenue from classroom training and individual coaching is recognized in the period in which the services are rendered. Revenue from virtual and on-demand training for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers.

We also sell professional services related to our cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized over time based on a measure of progress that reasonably reflects our advancement toward satisfying the performance obligation.

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

We amortize finite-lived intangible assets, including customer contracts and internally developed software, over their estimated useful life. We review the carrying values of intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

In addition, we review the carrying values of our indefinite-lived intangible assets, including goodwill and the Skillsoft trademark, during the fourth fiscal quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassess their classification as indefinite-lived assets.

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

For additional information on goodwill and intangibles see Note 3 to the Interim Financial Statements.

Income taxes

We provide for deferred income taxes resulting from temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of Skillsoft is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the caption “provision for (benefits from) income taxes” in the unaudited condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

The effect of recently issued accounting pronouncements is set forth in Note 2 “Summary of Significant Accounting Policies” to the Interim Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposures to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during the three and six months ended July 31, 2025 from the description set forth in Item 7A of the 2025 Form 10-K.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our interest sensitive long-term debt and to a lesser extent our cash and cash equivalents.

Based on amounts outstanding under the Amended Credit Agreement as of July 31, 2025, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.9 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 “Long-Term Debt” and Note 11 “Fair Value Measurements”, respectively, to the Interim Financial Statements.

Based on the balance of our cash and cash equivalents, as of July 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.5 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheet at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $5.2 million increase or decrease, respectively, on our fair value adjustment of our interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “other income (expenses), net” in our unaudited condensed consolidated statement of operations. We are exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $2.9 million on our annual pre-tax income (loss).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 6 – “Commitments and Contingencies” to the Interim Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part I, Item IA of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of Skillsoft adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1	Description of Securities	10-K	001-38960	4.1	4/15/2024
4.2	Specimen Class A Common Stock Certificate	10-K	001-38960	4.2	4/14/2023
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1#	Amended and Restated Offer Letter by and between Skillsoft Corp. and John Frederick, dated May 15, 2025	8-K	001-38960	10.1	5/20/2025
10.2#	Letter Agreement by and between Skillsoft Corp. and Rich Walker, dated May 15, 2025	8-K	001-38960	10.2	5/20/2025
10.3#	Form of PSU Award Agreement under 2024 Employment Inducement Incentive Award Plan (FY26)	S-8	001-38960	10.5	7/25/2025
10.4#	Separation Agreement between the Company and Jose Torres	10-Q	001-38960	10.3	6/9/2025
10.5*#	Form of CEO Restricted Stock Award (Time Based)
10.6*#	Form of CEO Restricted Stock Award (Performance Based)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: September 9, 2025	By:	/s/ John Frederick
John Frederick Chief Financial Officer (Principal Financial Officer)