Form 10-Q
period 2025-10-31
Skillsoft Corp.
filed 2025-12-10
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

The number of shares of registrant’s common stock outstanding as of December 5, 2025 was 8,758,515.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2025

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

Factors, many of which are beyond our control, that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” and “Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10‑K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the 2025 Form 10-K, this Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law. You are advised, however, to review any further factors and risks we describe in reports we file from time to time with the SEC after the date of this Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	October 31, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$74,569	$100,766
Restricted cash	2,967	2,571
Accounts receivable, net of allowance for credit losses of approximately $376 and $501 as of October 31, 2025 and January 31, 2025, respectively	103,907	178,989
Prepaid expenses and other current assets	49,213	50,527
Total current assets	230,656	332,853
Goodwill	296,300	317,071
Intangible assets, net	346,745	427,221
Other assets	23,881	28,924
Total assets	$897,582	$1,106,069
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	1,000
Accounts payable	20,920	13,458
Accrued compensation	28,546	47,803
Accrued expenses and other current liabilities	19,769	26,022
Deferred revenue	196,355	282,295
Total current liabilities	272,994	376,982

Long-term debt	570,181	573,267
Deferred tax liabilities	37,390	42,039
Deferred revenue - non-current	820	1,656
Other long-term liabilities	12,209	18,279
Total long-term liabilities	620,600	635,241
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 9,051,822 shares issued and 8,752,045 shares outstanding as of October 31, 2025, and 8,616,633 shares issued and 8,316,856 shares outstanding as of January 31, 2025	1	1
Additional paid-in capital	1,575,259	1,565,040
Accumulated (deficit)	(1,546,502)	(1,443,386)
Treasury stock, at cost - 299,777 shares as of October 31, 2025 and January 31, 2025	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(13,879)	(16,918)
Total shareholders’ equity (deficit)	3,988	93,846
Total liabilities and shareholders’ equity (deficit)	$897,582	$1,106,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues:
Total revenues	$128,998	$137,225	$382,021	$397,241
Operating expenses:
Costs of revenues	35,279	34,312	100,415	101,254
Content and software development	13,789	14,937	42,208	45,436
Selling and marketing	36,078	39,615	115,278	122,591
General and administrative	21,175	21,686	63,594	66,390
Amortization of intangible assets	32,068	31,826	95,120	95,197
Impairment of goodwill	20,771	—	20,771	—
Acquisition and integration related costs	17	931	1,327	3,349
Restructuring	4,150	3,095	7,653	15,361
Total operating expenses	163,327	146,402	446,366	449,578
Operating income (loss)	(34,329)	(9,177)	(64,345)	(52,337)
Other income (expense), net	(1)	(538)	(2,508)	1,261
Fair value adjustment of interest rate swaps	(1,478)	(822)	(3,606)	418
Interest income	487	924	1,470	2,897
Interest expense	(14,757)	(15,845)	(44,115)	(48,538)
Income (loss) before provision for (benefit from) income taxes	(50,078)	(25,458)	(113,104)	(96,299)
Provision for (benefit from) income taxes	(8,799)	(1,859)	(9,988)	(5,498)
Net income (loss)	$(41,279)	$(23,599)	$(103,116)	$(90,801)

Net income (loss) per share:
Basic and diluted	$(4.74)	$(2.86)	$(12.08)	$(11.11)
Weighted average common share outstanding:
Basic and diluted	8,708,893	8,239,564	8,536,207	8,170,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Comprehensive income (loss):
Net income (loss)	$(41,279)	$(23,599)	$(103,116)	$(90,801)
Foreign currency adjustment, net of tax	93	(25)	3,039	(2,848)
Total comprehensive income (loss)	$(41,186)	$(23,624)	$(100,077)	$(93,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2025	8,616,633	(299,777)	$1	$1,565,040	$(1,443,386)	$(10,891)	$(16,918)	$93,846
Stock-based compensation	—	—	—	4,231	—	—	—	4,231
Common stock issued	37,520	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(2,212)	—	—	(352)	—	—	—	(352)
Translation adjustment	—	—	—	—	—	—	2,973	2,973
Net income (loss)	—	—	—	—	(38,049)	—	—	(38,049)
Balance April 30, 2025	8,651,941	(299,777)	1	1,568,919	(1,481,435)	(10,891)	(13,945)	62,649
Stock-based compensation	—	—	—	6,598	—	—	—	6,598
Common stock issued	455,264	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(134,645)	—	—	(2,979)	—	—	—	(2,979)
Translation adjustment	—	—	—	—	—	—	(27)	(27)
Net income (loss)	—	—	—	—	(23,788)	—	—	(23,788)
Balance July 31, 2025	8,972,560	(299,777)	$1	$1,572,538	$(1,505,223)	$(10,891)	$(13,972)	$42,453
Stock-based compensation	—	—	—	2,581	—	—	—	2,581
Common stock issued	102,483	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(23,221)	—	—	140	—	—	—	140
Repurchase of common stock	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	93	93
Net income (loss)	—	—	—	—	(41,279)	—	—	(41,279)
Balance October 31, 2025	9,051,822	(299,777)	$1	$1,575,259	$(1,546,502)	$(10,891)	$(13,879)	$3,988

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

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(103,116)	$(90,801)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense of intangible assets	95,120	95,197
Stock-based compensation expense	11,287	9,985
Depreciation expense	1,363	2,404
Impairment of goodwill	20,771	—
Non-cash interest expense	1,717	1,628
Non-cash operating lease right-of-use asset expense	1,197	1,749
Non-cash property, equipment, software and operating right-of-use asset impairment charges	5	2,495
Provision for credit loss expense (recovery)	(125)	(4)
Fair value adjustment of interest rate swaps	3,606	(418)
Unrealized foreign currency (gain) loss	(1,042)	(415)
Provision for (benefit from) deferred income taxes – non-cash	(4,891)	(8,080)
Changes in current assets and liabilities:
Accounts receivable	77,703	82,877
Prepaid expenses and other assets, including long-term	5,898	4,556
Accounts payable	7,225	6,693
Accrued expenses and other liabilities, including long-term	(31,935)	(16,206)
Deferred revenue	(90,188)	(79,446)
Net cash provided by (used in) operating activities	(5,405)	12,214
Cash flows from investing activities:
Purchase of property and equipment	(1,606)	(820)
Proceeds from sale of property and equipment	—	10
Internally developed software - capitalized costs	(13,033)	(13,018)
Net cash provided by (used in) investing activities	(14,639)	(13,828)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(3,191)	(1,052)
Proceeds from (payments on) accounts receivable facility	—	(34,971)
Principal payments on term loans	(4,803)	(4,803)
Net cash provided by (used in) financing activities	(7,994)	(40,826)
Effect of exchange rate changes on cash and cash equivalents	2,237	(2,281)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,801)	(44,721)
Cash, cash equivalents and restricted cash, beginning of period	103,337	146,523
Cash, cash equivalents and restricted cash, end of period	$77,536	$101,802
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$74,569	$97,921
Restricted cash	2,967	3,881
Cash, cash equivalents and restricted cash, end of period	$77,536	$101,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Nine Months Ended October 31,
	2025	2024
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$41,795	$48,362
Cash paid (received) for income taxes, net of refunds	2,871	2,399

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

Interim results are not necessarily indicative of results expected for any other interim period or a full fiscal year. The Interim Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto (“2025 AFS”) included in our Annual Report on Form 10-K for fiscal 2025 (“2025 Form 10-K”).

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

(2)    Summary of Significant Accounting Policies

The Interim Financial Statements have been prepared on a basis consistent with the accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the 2025 AFS and should be read in connection therewith.

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires additional information in the rate reconciliation table and additional disclosures about income taxes paid. We adopted this guidance effective  February 1, 2025. The impact of our adoption of this guidance will be reflected in our fiscal 2026 Form 10-K. We do not expect the adoption to have a material impact to our consolidated financial statements, but it will result in the presentation of more detailed income tax disclosures.

Recently Issued Accounting Guidance

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We will adopt this guidance effective February 1, 2027. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. We are evaluating the impact that this ASU will have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We expect to adopt this guidance effective February 1, 2028. We may apply the guidance prospectively, retrospectively, or via a modified prospective transition method.  We are evaluating the impact that this ASU will have on our consolidated financial statements.

We believe that other recently issued accounting standards will either not have a material impact on our consolidated financial statements or will not apply to our operations.

(3)    Intangible Assets

Intangible assets consisted of the following (in thousands, except for remaining life):

	October 31, 2025				January 31, 2025
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	1.8	$378,142	$295,529	$82,613	2.0	$365,108	$238,941	$126,167
Customer contracts/relationships	8.0	269,066	125,950	143,116	8.6	267,286	96,777	170,509
Trademarks and trade names	10.8	52,868	13,586	39,282	11.5	52,378	10,161	42,217
Publishing rights	0.6	41,100	36,054	5,046	1.4	41,100	29,889	11,211
Backlog	0.2	49,700	49,557	143	0.9	49,700	49,128	572
Skillsoft trademark	Indefinite	76,545	—	76,545	Indefinite	76,545	—	76,545
Total intangible assets		$867,421	$520,676	$346,745		$852,117	$424,896	$427,221

Amortization expense related to our existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended  January 31:

Amortization Expense
2026 (three months remaining)	$32,134
2027	83,496
2028	42,748
2029	31,084
2030	23,952
Thereafter	56,786
Total future amortization	$270,200

Amortization expense related to intangible assets in the aggregate was $32.1 million and $95.1 million for the three and nine months ended October 31, 2025, respectively, and $31.8 million and $95.2 million for the three and nine months ended October 31, 2024, respectively.

Our goodwill as of the dates indicated is as follows (in thousands):

				Impairment
				For the Nine
	As of October 31, 2025			Months Ended	As of January 31, 2025
	Gross	Accumulated	Net	October 31,	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill	2025	Goodwill	Impairment	Goodwill
TDS	$986,055	$(698,405)	$287,650	$—	$986,055	$(698,405)	$287,650
GK	114,115	(105,465)	8,650	(20,771)	114,115	(84,694)	29,421
Total	$1,100,170	$(803,870)	$296,300	$(20,771)	$1,100,170	$(783,099)	$317,071

Intangible Asset Impairment Review Requirements and Assumption Uncertainty

Skillsoft monitors adverse events, conditions or changes in circumstances that indicate impairment of the definite-lived (amortizable) intangible assets of each of our reporting units. When such events, conditions or changes in circumstances occur, we assess the recoverability of the assets by comparing the undiscounted future cash flows attributable to the intangible assets to their carrying amount. If the undiscounted future cash flows are less than the carrying amount, an impairment charge based on the excess of the carrying amount over the fair value of the assets, is recorded. Fair value is estimated using income- and market-based valuation techniques that require significant judgment regarding future cash flows, discount rates, and market participant assumptions. Because these estimates are inherently uncertain, actual results may differ from the assumptions used in the analysis, which could materially affect the determination of fair value in future periods.

Skillsoft evaluates impairment for indefinite-lived intangible assets, including goodwill, on an annual impairment test date ( January 1) or more frequently if there are indicators of impairment. In connection with the goodwill and indefinite-lived intangible assets impairment evaluation, Skillsoft may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If Skillsoft determines that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, or elects to bypass this qualitative assessment, a comparison of the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value is completed. If the carrying value exceeds the fair value, an impairment loss equal to the difference (for goodwill, not to exceed the amount of goodwill allocated to the reporting unit) is recorded.

The fair value of our reporting units is determined using a weighted average valuation model using the income approach (discounted cash flow approach) and the market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ materially from these assumptions. Management endeavors to use assumptions that are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. This process was followed during our annual impairment test of intangible assets as of January 1, 2025 and during the third quarter of fiscal 2026 for the GK reporting unit as discussed below.

The fair value of our indefinite-lived trademark intangible (our only indefinite-lived intangible asset other than goodwill) is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. This process was followed during our annual impairment test as of January 1, 2025.

In determining reporting units, Skillsoft first identifies its operating segments and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results.

Impairment for Third Quarter of Fiscal 2026

During the third quarter of fiscal 2026, we identified triggering events requiring the testing for impairment of our GK reporting unit primarily attributable to the impact of industry macroeconomic uncertainty, the industry shift to integrated learning experience, as well as a continued decline in public sector business that contributed to lower enrollment. As a result of the foregoing, we lowered our expectations for the GK reporting unit’s revenue and estimated future cash flows. As of October 1, 2025, the estimated undiscounted future cash flows attributable to the amortizable intangibles of the GK reporting unit were determined to be greater than the carrying values, therefore management concluded that there was no impairment of identifiable intangibles during the third quarter of fiscal 2026.

Management next estimated the fair value of the GK reporting unit as of October 1, 2025, using the income approach discussed in Intangible Asset Impairment Review Requirements and Assumption Uncertainty above. Management did not use the market approach in the weighting of the fair value of the GK reporting unit given its low profitability. For the reasons described above, the estimated future cash flows of this reporting unit declined, and when applied to the impairment analysis resulted in a lower fair value of the GK reporting unit. As a result, management determined to record a $20.8 million non-cash goodwill impairment for the GK reporting unit for the three months ended October 31, 2025. This impairment charge is included under "impairment of goodwill" on the unaudited condensed consolidated statements of operations. After the impairment charge, $8.7 million goodwill associated with the GK reporting unit remains. The key assumptions used in the discounted cash flow analysis included projected revenue growth, expected market share at maturity, long-term operating margin levels, and the discount rate.

We did not identify any interim triggering events during the third quarter of fiscal 2026 in connection with either the TDS reporting unit or our indefinite-lived trademark intangible.

(4)    Taxes

For the three and nine months ended October 31, 2025, we recorded a tax benefit of $8.8 million and $10.0 million, respectively, on a pretax loss of $50.1 million and $113.1 million, respectively. For the three and nine months ended October 31, 2024, we recorded a tax benefit of $1.9 million and $5.5 million, respectively, on a pretax loss of $25.5 million and $96.3 million, respectively. For each period, the tax benefit reflects the effect of non-deductible items, foreign rate differentials, changes in unremitted earnings, changes in uncertain tax positions, and changes in the valuation allowance on our deferred tax assets.

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”)). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to the following: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m).

Skillsoft has reflected the impact of the OBBBA's elective tax items in its Interim Financial Statements. We will continue to monitor guidance issued by the U.S. Department of the Treasury, the Internal Revenue Service, and other regulatory bodies and will incorporate any updates into our estimates as appropriate.

(5)    Restructuring

In connection with strategic initiatives implemented during fiscal 2025, Skillsoft’s management approved and initiated plans to reduce its cost structure and better align operating expenses with existing economic conditions and our operating model. These strategic initiatives included the comprehensive resource reallocation plan announced on July 11, 2024.

The following is a summary of restructuring charges by segment for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
TDS	$3,375	$1,645	$6,004	$11,659
GK	775	1,450	1,649	3,702
Total	$4,150	$3,095	$7,653	$15,361

These restructuring charges are presented separately in the accompanying unaudited condensed consolidated statements of operations. Our restructuring charges recognized during the three and nine months ended October 31, 2025 were primarily associated with the costs of terminated employees. Our restructuring charges recognized during the three and nine months ended October 31, 2024 were primarily associated with the costs of terminated employees, as well as lease terminations and lease impairment charges.

The restructuring charge liability activity consisted of the following for the period presented (in thousands):

Nine Months Ended
October 31, 2025
Restructuring liability as of beginning-of-period	$2,436
Restructuring expense during-the-period	7,653
Cash paid during-the-period	(7,955)
Restructuring liability as of end-of-period	$2,134

Management has completed the majority of planned restructuring actions as of  October 31, 2025; however, we will continue to evaluate our cost structure and operating model to align operating expenses with existing economic conditions, which could result in further restructuring actions.

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

(7)    Long-Term Debt

Debt consisted of the following (in thousands):

	October 31, 2025	January 31, 2025
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$576,989	$581,793
Original issue discount - long-term portion	(4,412)	(5,527)
Deferred financing costs - long-term portion	(2,396)	(2,999)
Long-term debt	$570,181	$573,267

On July 16, 2021, a Skillsoft subsidiary, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a term loan in the original principal amount of $480 million. In connection with the closing of our Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”), which provided additional Term B-1 Loans in the original principal amount of $160 million.

Our debt outstanding under the Amended Credit Agreement as of October 31, 2025 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2026 (three months remaining)	$—
2027	6,404
2028	8,005
2029	568,984
2030	—
Thereafter	—
Total payments	583,393
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(6,808)
Long-term portion	$570,181

We also have access to up to $75.0 million of borrowings under our accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company, pursuant to which certain of our accounts receivable are pledged as security for loans made by participating lenders.

The interest rate on borrowings outstanding under the A/R Agreement was 6.75% on October 31, 2025. As of October 31, 2025, $1.0 million was drawn under the A/R agreement and is classified as “borrowings under accounts receivable facility” on the unaudited condensed consolidated balance sheet.

Refer to Note 13 “Long-Term Debt” to the 2025 AFS for additional information regarding the Amended Credit Facility and the A/R Agreement.

(8)    Shareholders’ Equity

Common Stock

As of October 31, 2025, Skillsoft’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of such date, 9,051,822 shares of common stock were issued, including treasury shares, 8,752,045 shares of common stock were outstanding, and no shares of preferred stock were outstanding.

Subject to applicable law, Skillsoft may declare dividends to be paid ratably to holders of common stock out of our assets that are legally available to be distributed as dividends in the discretion of Skillsoft’s Board of Directors (“Board”).

Warrants

Refer to Note 16 “Warrants” to the 2025 AFS for information related to our equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, Skillsoft’s Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of October 31, 2025, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended October 31,
	2025			2024
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(13,972)	$—	$(13,972)	$(15,873)	$—	$(15,873)
Translation adjustment	93	—	93	(25)	—	(25)
Balance as of end-of-period	$(13,879)	$—	$(13,879)	$(15,898)	$—	$(15,898)

	Nine Months Ended October 31,
	2025			2024
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(16,918)	$—	$(16,918)	$(13,050)	$—	$(13,050)
Translation adjustment	3,039	—	3,039	(2,848)	—	(2,848)
Balance as of end-of-period	$(13,879)	$—	$(13,879)	$(15,898)	$—	$(15,898)

(9)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan, which was amended on June 6, 2024 (as so amended, the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of Skillsoft. Under the 2020 Plan, 655,295 shares were initially made available for issuance, increased by amendment to 2,908,333 shares. The 2020 Plan also includes an annual increase on January 1 each year, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Our Talent and Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan. As of October 31, 2025, a total of 496,019 shares of common stock remain available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan, amended as of June 5, 2025, to increase the number of shares authorized for issuance thereunder to a total of 400,000 (as so amended the “Inducement Plan”). The Inducement Plan provides for inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with us, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of October 31, 2025, a total of 206,250 shares of common stock remain available for issuance under the Inducement Plan.

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

The following summarizes stock option activity for the nine months ended October 31, 2025:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2025	30,750	$215.00	6.4	$—
Forfeited	—	—	—	—
Expired	(9,700)	215.00	—	—
Outstanding, October 31, 2025	21,050	215.00	2.3	—

Vested and exercisable, October 31, 2025	21,050	215.00	2.3	—

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

The following summarizes time-based RSU activity for the nine months ended October 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	1,390,273	$24.15	$41,708
Granted	647,123	18.27	—
Vested	(420,115)	29.73	—
Forfeited	(331,740)	24.01	—
Unvested balance, October 31, 2025 (1)	1,285,541	19.40	16,879

(1) Includes 80,724 vested RSUs, where the shares due on settlement have been irrevocably deferred at the election of the recipients.

The total unrecognized stock-based compensation costs related to time-based RSUs was $19.1 million as of October 31, 2025, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The following summarizes MBRSU activity for the nine months ended October 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	105,923	$62.21	$3,178
Granted	3,333	12.94	—
Vested	(30,875)	37.42	—
Forfeited	(57,229)	83.70	—
Unvested balance, October 31, 2025	21,152	32.49	278

The total unrecognized stock-based compensation costs related to MBRSUs was $0.1 million as of October 31, 2025, which is expected to be recognized over a weighted-average period of 0.7 years.

Performance-Based Restricted Stock Units

Performance-based RSUs (“PBRSUs”) vest over a two-year period, subject to continued employment through each grant date anniversary and achievement of specified corporate goals during a less than one-year performance-period. The expense and shares vested for our PBRSU awards depend on the achievement of specified results; the ultimate expense and number of shares vested can range from 0% to 200% of the target amount granted.

The following summarizes PBRSU activity for the nine months ended October 31, 2025:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	51,250	$17.12	$1,538
Granted (1)	327,889	19.99	—
Vested	(10,468)	14.88	—
Forfeited	(62,157)	18.49	—
Unvested balance, October 31, 2025	306,514	19.80	4,025

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $4.9 million as of October 31, 2025, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The following summarizes the liability-classified market-based performance award balances as of  October 31, 2025 (in thousands):

Estimated liability (1)	$2,302
Estimated unrecognized compensation cost (2)	2,349

(1) Included in the caption “accrued compensation” on the unaudited condensed consolidated balance sheets.

(2) Expected to be recognized over a weighted-average period of 1.7 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenues	$116	$149	$293	$447
Content and software development (1)	(58)	1,268	1,917	3,472
Selling and marketing	682	898	2,318	2,951
General and administrative (2)	2,460	1,331	6,759	3,115
Total	$3,200	$3,646	$11,287	$9,985

(1) When comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, the decreases were primarily the result of higher forfeitures in the current fiscal year periods.

(2) When comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, the increases were primarily the result of higher forfeitures of share-based payments in the fiscal 2024 periods, including unvested equity-based awards associated with our former Chief Executive Officer, whose employment with Skillsoft ended on May 9, 2024.

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

Professional Services

Skillsoft also sells professional services related to its cloud solutions which are typically considered distinct performance obligations and are recognized over time as services are performed. For fixed-price contracts, revenue is recognized based on the actual service provided at the end of the reporting period as a proportion of the total services to be provided (proportional performance method). These services usually consist of implementation, integration, and general consulting. Skillsoft’s professional service engagements are mostly short in duration. Billing is commonly in advance of the services being provided.

Disaggregated Revenue and Geography Information

The following is a summary of revenues by segment and type for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
TDS:
SaaS and subscription services	$93,532	$97,123	$282,483	$285,927
Professional services	7,266	5,875	18,648	16,798
	100,798	102,998	301,131	302,725
GK:
Virtual, on-demand and classroom	28,200	34,227	80,890	94,516
Total net revenues	$128,998	$137,225	$382,021	$397,241

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
United States	$83,537	$88,960	$249,072	$262,292
Europe, Middle East and Africa	33,808	35,335	98,048	99,137
Other Americas	6,406	7,234	18,828	19,130
Asia-Pacific	5,247	5,696	16,073	16,682
Total net revenues	$128,998	$137,225	$382,021	$397,241

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the nine months ended October 31, 2025 was as follows (in thousands):

Deferred revenue as of January 31, 2025	$283,951
Billings deferred	295,245
Recognition of deferred revenue attributable:
Prior year deferred revenue	(236,397)
Current year deferred revenue	(145,624)
Deferred revenue as of October 31, 2025	$197,175

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the nine months ended October 31, 2025 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2025	$38,338
Contract acquisition costs	14,988
Recognition of contract acquisition costs	(21,309)
Deferred contract acquisition costs as of October 31, 2025	$32,017

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

The following summarizes our assets (liabilities) that are measured at fair value on a recurring basis as of October 31, 2025 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$74,569	$—	$—	$74,569
Restricted cash	2,967	—	—	2,967
Interest rate swaps - asset (liability)	—	(1,116)	—	(1,116)
(Liability)-classified market-based awards	—	(2,302)	—	(2,302)
Total assets (liabilities) recorded at fair value	$77,536	$(3,418)	$—	$74,118

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with their estimated fair values as of October 31, 2025. Refer to Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” to the 2025 AFS for additional detail.

Interest Rate Swaps

On June 17, 2022, Skillsoft entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate (“SOFR”)-based component of the interest rate on a portion of our variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flow of the Interest Rate Swaps are expected to offset changes in cash flow of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and changes in the fair value of the Interest Rate Swaps are recorded in earnings each period. For the three and nine months ended October 31, 2025, we recognized a non-cash gain (loss) of ($1.5) million and ($3.6) million attributable to the Interest Rate Swaps, respectively. For the three and nine months ended October 31, 2024, we recognized a non-cash gain (loss) of ($0.8) million and $0.4 million attributable to the Interest Rate Swaps, respectively.

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

Other Fair Value Instruments

Skillsoft currently invests available cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the unaudited condensed consolidated balance sheet as of  October 31, 2025, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of Skillsoft’s outstanding principal amounts as of October 31, 2025 was $511.2 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(12)    Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that earn revenue and incur expenses, for which discrete financial information is available, and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) in determining how to allocate resources and to assess performance. Skillsoft’s CODM is its Chief Executive Officer. No operating segments have been aggregated to determine our reportable segments.

Our CODM organizes Skillsoft's business, manages resource allocation and measures performance through two operating and reportable segments: Talent Development Solutions (“TDS” formerly known as Content & Platform) and Global Knowledge (“GK” formerly known as Instructor-Led Training). These two businesses, described below, are highly complementary and give Skillsoft a differentiated value proposition. The CODM uses segment revenues, segment (“business unit”) contribution profit and business unit contribution margin (business unit contribution profit as a percentage of business unit revenue) to evaluate segment performance and allocate resources. There are no intercompany revenue transactions reported between our reportable segments. When our segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value.

Business unit contribution profit is determined by subtracting the following from segment revenue: business unit costs of revenues, business unit content and software development expenses, and with respect to our TDS segment, business unit product research and management expenses, which are defined as the costs of revenues, content and software development expenses, and product research and management expenses attributable to each segment, respectively (as described below), but excluding in each case the following items, as our CODM does not consider them in measuring segment performance:

●	Depreciation expenses – Cost of property and equipment recorded to expense over their respective estimated useful lives on a straight-line basis.
●

Long-term incentive compensation expenses – Charges associated with long-term incentive compensation programs, including stock-based compensation, cash awards tied to stock performance, and awards granted in lieu of stock that are intended to be settled in cash.

●	System migration costs – Costs of temporary resources needed for the migration of content and customers from our legacy system to a global platform.

In determining business unit costs of revenues, business unit content and software development expenses, and business unit product research and management expenses, identifiable costs and expenses are allocated directly to the applicable segment while other costs and expenses, including indirect costs and certain corporate charges, are allocated to our segments based on an analysis of the relative usage or benefit derived therefrom by each segment.

Business unit contribution profit excludes the following, as these items are managed and reviewed by the CODM at the company level: selling and marketing expenses; general and administrative expenses; amortization of intangible assets; impairment of goodwill; acquisition and integration-related costs; restructuring expenses; net other income (expense); interest rate swap fair value adjustments; interest income; and interest expense. Although business unit contribution profit and business unit contribution margin are used to evaluate the performance of our segments, we may incur operating costs in one segment that may also benefit the other segment. Operating segment performance is not evaluated based on segment asset or liability information. Our accounting policies for segment reporting are the same as those applied to Skillsoft as a whole.

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

As previously disclosed, in the fourth quarter of fiscal 2025, our CODM made changes to the components used to determine segment results to increase transparency and improve segment comparability to peers. We believe that business unit contribution profit as currently defined is a key financial indicator of the performance of our segments. The changes did not impact our consolidated financial statements.

The following reconciles business unit contribution profit to GAAP net income (loss), recast for the prior-year periods to reflect our segments under the new structure, for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
TDS
Revenues	$100,798	$102,998	$301,131	$302,725
Business unit costs of revenues	17,698	14,763	49,765	46,481
Business unit content and software development expenses	13,020	13,149	37,585	39,944
Business unit product research and management expenses	2,153	2,429	6,751	6,314
Business unit contribution profit	67,927	72,657	207,030	209,986
GK
Revenues	28,200	34,227	80,890	94,516
Business unit costs of revenues	17,374	19,257	50,032	53,959
Business unit content and software development expenses	650	857	2,112	2,095
Business unit contribution profit	10,176	14,113	28,746	38,462
Consolidated
Revenues	128,998	137,225	382,021	397,241
Business unit costs of revenues	35,072	34,020	99,797	100,440
Business unit content and software development expenses	13,670	14,006	39,697	42,039
Business unit product research and management expenses	2,153	2,429	6,751	6,314
Business unit contribution profit	78,103	86,770	235,776	248,448
Business unit product research and management expenses	(2,153)	(2,429)	(6,751)	(6,314)
Excluded from cost of revenues and content and software development expenses:
Depreciation	162	123	468	491
Long-term incentive compensation expenses	164	1,100	2,661	3,602
System migration	—	—	—	118
Selling and marketing expenses	36,078	39,615	115,278	122,591
General and administrative expenses	21,175	21,686	63,594	66,390
Amortization of intangible assets	32,068	31,826	95,120	95,197
Impairment of goodwill	20,771	—	20,771	—
Acquisition and integration related costs	17	931	1,327	3,349
Restructuring expenses	4,150	3,095	7,653	15,361
Operating income (loss)	(34,329)	(9,177)	(64,345)	(52,337)
Other income (expense), net	(1)	(538)	(2,508)	1,261
Fair value adjustment of interest rate swaps	(1,478)	(822)	(3,606)	418
Interest income	487	924	1,470	2,897
Interest expense	(14,757)	(15,845)	(44,115)	(48,538)
Income (loss) before provision for (benefit from) income taxes	(50,078)	(25,458)	(113,104)	(96,299)
Provision for (benefit from) income taxes	(8,799)	(1,859)	(9,988)	(5,498)
Net income (loss)	$(41,279)	$(23,599)	$(103,116)	$(90,801)

Our segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth our segment assets as of the periods presented (in thousands):

	October 31, 2025	January 31, 2025
TDS	$847,763	$1,026,295
GK	49,819	79,774
Total assets	$897,582	$1,106,069

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

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income (loss)	$(41,279)	$(23,599)	$(103,116)	$(90,801)

Weighted average common shares outstanding:
Basic and diluted	8,708,893	8,239,564	8,536,207	8,170,344

Net income (loss) per share:
Basic and diluted	$(4.74)	$(2.86)	$(12.08)	$(11.11)

During the three and nine months ended  October 31, 2025 and October 31, 2024, we incurred net losses and, therefore, the effect of our potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Common stock underlying warrants	3,098	3,098	3,098	3,098
RSUs	1,797	1,310	1,580	1,205
Stock options	26	34	26	60
Total	4,921	4,442	4,704	4,363

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

(15)    Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of October 31, 2025 through the date this Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in Interim Financial Statements, and events which occurred subsequently but were not recognized in the Interim Financial Statements. We have concluded that no subsequent events have occurred that require disclosure, except as disclosed within the Interim Financial Statements.

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

General

Skillsoft is a global leader in AI-native skills management for the human + AI era. By unifying learning, real-time skills intelligence, and workforce insights, Skillsoft helps enterprises build their Skillforce™ — humans and AI working together to drive measurable business outcomes. Through personalized, interactive learning across leadership, technology, and compliance, Skillsoft enables organizations to close critical skill gaps and accelerate transformation. Skillsoft is trusted by thousands of organizations worldwide, including 60% of the Fortune 1000, and supports a global community of more than 105 million learners.

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

For more details, refer to “Part I – Item 1. Business” in our 2025 Form 10-K.

We have undertaken a full strategic review of the GK segment and began pursuing a range of alternatives with the GK business, although the timing and outcome of this process remain uncertain.

Results of Operations

Our results of operations as reported in our Interim Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following sets forth certain items from our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	27.3%	25.0%	26.3%	25.5%
Content and software development	10.7%	10.9%	11.0%	11.4%
Selling and marketing	28.0%	28.9%	30.2%	30.9%
General and administrative	16.5%	15.8%	16.8%	16.7%
Amortization of intangible assets	24.9%	23.2%	24.9%	24.0%
Impairment of goodwill	16.1%	0.0%	5.4%	0.0%
Acquisition and integration related costs	0.0%	0.7%	0.3%	0.8%
Restructuring	3.2%	2.3%	2.0%	3.9%
Total operating expenses	126.7%	106.8%	116.9%	113.2%
Operating loss	(26.7)%	(6.8)%	(16.9)%	(13.2)%
Other income (expense), net	0.0%	(0.4)%	(0.7)%	0.3%
Fair value adjustment of interest rate swaps	(1.1)%	(0.6)%	(0.9)%	0.1%
Interest income	0.4%	0.7%	0.4%	0.7%
Interest expense	(11.4)%	(11.5)%	(11.5)%	(12.2)%
Income (loss) before provision for (benefit from) income taxes	(38.8)%	(18.6)%	(29.6)%	(24.3)%
Provision for (benefit from) income taxes	(6.8)%	(1.4)%	(2.6)%	(1.4)%
Net income (loss)	(32.0)%	(17.2)%	(27.0)%	(22.9)%

Refer to Note 12 “Segment Information” to the Interim Financial Statements for information regarding our segments, including a reconciliation of segment (“business unit”) contribution profit to net income (loss) for the three and nine months ended October 31, 2025 and 2024. Segment (“business unit”) contribution profit and segment (“business unit”) contribution margin are the measures used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, to allocate resources and to assess the performance of our segments. Business unit contribution profit is determined by subtracting the following from segment revenue: business unit cost of revenues, business unit content and software development expenses, and with respect to our TDS segment, business unit product research and management expenses, which are defined as the costs of revenues, content and software development expenses, and product research and management expenses attributable to each segment, respectively (allocated as described in Note 12 “Segment Information” to the Interim Financial Statements), but excluding in each case the following items, as our CODM does not consider them in the measurement of segment performance:

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

●	System migration costs – Costs of temporary resources needed for the migration of content and customers from our legacy system to a global platform.

Information regarding each reportable segment for the periods indicated is set forth below (in thousands, except percentages):

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
TDS:
Revenues	$100,798	$102,998	$(2,200)	(2.1)%	$301,131	$302,725	$(1,594)	(0.5)%
Business unit contribution profit	67,927	72,657	(4,730)	(6.5)%	207,030	209,986	(2,956)	(1.4)%
Business unit contribution margin	67.4%	70.5%		(3.1)%	68.8%	69.4%		(0.6)%

GK:
Revenues	$28,200	$34,227	(6,027)	(17.6)%	$80,890	$94,516	(13,626)	(14.4)%
Business unit contribution profit	10,176	14,113	(3,937)	(27.9)%	28,746	38,462	(9,716)	(25.3)%
Business unit contribution margin	36.1%	41.2%		(5.1)%	35.5%	40.7%		(5.2)%

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

Our GK segment generates revenues from virtual, in-classroom, and on-demand training solutions geared at foundational, practitioner and expert information technology professionals. Our offerings include authorized content from various partners aimed at providing professional certifications for individuals that successfully complete all requirements. GK’s digital and in-classroom learning solutions provide enterprises, government agencies, and educational institutions with a broad selection of customizable courses to help meet their technology and development needs.

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

The following is a summary of our revenues by product and service type for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
SaaS and subscription revenues:
TDS	$93,532	$97,123	$(3,591)	(3.7)%	$282,483	$285,927	$(3,444)	(1.2)%
Total subscription revenues	93,532	97,123	(3,591)	(3.7)%	282,483	285,927	(3,444)	(1.2)%
Non-subscription revenues:
GK	28,200	34,227	(6,027)	(17.6)%	80,890	94,516	(13,626)	(14.4)%
TDS	7,266	5,875	1,391	23.7%	18,648	16,798	1,850	11.0%
Total non-subscription revenues	35,466	40,102	(4,636)	(11.6)%	99,538	111,314	(11,776)	(10.6)%
Total revenues	$128,998	$137,225	$(8,227)	(6.0)%	$382,021	$397,241	$(15,220)	(3.8)%

Revenues for the GK segment declined, when comparing the three and nine months ended October 31, 2025 to the respective prior year periods. The GK segment was affected by macroeconomic uncertainty and seasonal patterns, as well as a continued decline in public sector business that contributed to lower enrollment. We expect these trends to continue to lower our future GK segment revenues for the foreseeable future. For the TDS segment, total revenue decreased for the three and nine months ended October 31, 2025 compared with the respective prior-year periods, primarily due to lower Learner revenue.

Operating Expenses

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Cost of revenues	$35,279	$34,312	$967	2.8%	$100,415	$101,254	$(839)	(0.8)%
Content and software development expenses	13,789	14,937	(1,148)	(7.7)%	42,208	45,436	(3,228)	(7.1)%
Selling and marketing expenses	36,078	39,615	(3,537)	(8.9)%	115,278	122,591	(7,313)	(6.0)%
General and administrative expenses	21,175	21,686	(511)	(2.4)%	63,594	66,390	(2,796)	(4.2)%
Amortization of intangible assets	32,068	31,826	242	0.8%	95,120	95,197	(77)	(0.1)%
Impairment of goodwill	20,771	—	20,771	NM*	20,771	—	20,771	NM*
Acquisition and integration related costs	17	931	(914)	(98.2)%	1,327	3,349	(2,022)	(60.4)%
Restructuring	4,150	3,095	1,055	34.1%	7,653	15,361	(7,708)	(50.2)%
Total operating expenses	$163,327	$146,402	$16,925	11.6%	$446,366	$449,578	$(3,212)	(0.7)%

* Not meaningful.

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

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Courseware, instructor fees and outside services	$17,752	$17,913	$(161)	(0.9)%	$50,475	$50,087	$388	0.8%
Compensation and benefits	13,422	12,407	1,015	8.2%	38,429	39,426	(997)	(2.5)%
Hosting and software maintenance	3,442	2,989	453	15.2%	9,630	8,867	763	8.6%
Facilities, utilities and other	663	1,003	(340)	(33.9)%	1,881	2,874	(993)	(34.6)%
Total cost of revenues	$35,279	$34,312	$967	2.8%	$100,415	$101,254	$(839)	(0.8)%

Cost of revenues is a variable expense that is primarily driven by revenue volume and the composition of product and service types when they have different margins. The decrease in compensation and benefits, when comparing the nine months ended October 31, 2025 to the corresponding period in 2024, was primarily attributable to the decline in our revenues as discussed in Subscription and Non-Subscription Revenue. The decrease in facilities and utilities expenses, when comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, was primarily attributable to cost savings from the consolidation of our facilities. These decreases were partially offset by the increase in hosting and software maintenance expenses primarily due to investments in technology. In addition, the increase in courseware, instructor fees and outside services were primarily the result of product and service mix and rising third-party costs. Furthermore, the increase in compensation and benefits, when comparing the three months ended October 31, 2025 to the corresponding period in 2024, was primarily the result of product and service mix changes, which resulted in an increase in internal instructors.

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

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$9,135	$11,856	$(2,721)	(23.0)%	$30,199	$34,818	$(4,619)	(13.3)%
Consulting and outside services	2,983	2,048	935	45.7%	7,128	7,449	(321)	(4.3)%
Software maintenance	1,409	833	576	69.1%	4,158	2,408	1,750	72.7%
Facilities, utilities and other	262	200	62	31.0%	723	761	(38)	(5.0)%
Total content and software development expenses	$13,789	$14,937	$(1,148)	(7.7)%	$42,208	$45,436	$(3,228)	(7.1)%

The decreases in compensation and benefits, when comparing the three and nine months ended October 31, 2025 to the prior year periods, were primarily attributable to productivity gains through leveraging technology investments. These decreases were partially offset by the increase in software maintenance expenses, when comparing the three and nine months ended October 31, 2025 to the prior year periods, which were primarily due to investments in technology. The increase in consulting and outside services, when comparing the three months ended October 31, 2025 to the corresponding period in 2024, was primarily timing-related as demonstrated by the decline when comparing the nine months ended October 31, 2025 to the prior year period.

Selling and marketing

Selling and marketing (“S&M”) expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales support personnel; commissions; travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses (in thousands, except percentages):

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$27,212	$29,059	$(1,847)	(6.4)%	$87,136	$90,216	$(3,080)	(3.4)%
Advertising and promotions	4,059	5,307	(1,248)	(23.5)%	14,161	17,040	(2,879)	(16.9)%
Software maintenance	3,047	3,869	(822)	(21.2)%	9,271	11,205	(1,934)	(17.3)%
Consulting and outside services	1,369	833	536	64.3%	3,546	2,265	1,281	56.6%
Facilities, utilities and other	391	547	(156)	(28.5)%	1,164	1,865	(701)	(37.6)%
Total S&M expenses	$36,078	$39,615	$(3,537)	(8.9)%	$115,278	$122,591	$(7,313)	(6.0)%

The decrease in compensation and benefits, when comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, was primarily attributable to the impact of our July 2024 comprehensive resource reallocation plan. The decreases in advertising and promotions and software maintenance, when comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, were primarily attributable to proactive reductions in branding initiatives and paid media spend. The decrease in facilities, utilities, and other expenses, when comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, were primarily attributable to cost savings from the consolidation of our facilities. These declines were partially offset by the increase in expenses for consulting and outside services, when comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, which was primarily the result of the strategic decision to obtain targeted marketing expertise to enhance brand awareness in order to drive revenue growth.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$16,054	$14,622	$1,432	9.8%	$43,455	$43,656	$(201)	(0.5)%
Consulting and outside services	2,954	3,703	(749)	(20.2)%	13,588	13,442	146	1.1%
Insurance	492	632	(140)	(22.2)%	1,585	2,075	(490)	(23.6)%
Facilities, utilities and other	417	863	(446)	(51.7)%	1,080	2,014	(934)	(46.4)%
Software maintenance	1,013	1,397	(384)	(27.5)%	3,188	3,995	(807)	(20.2)%
Franchise, sales, and property tax	245	469	(224)	(47.8)%	698	1,208	(510)	(42.2)%
Total G&A expenses	$21,175	$21,686	$(511)	(2.4)%	$63,594	$66,390	$(2,796)	(4.2)%

Integration and restructuring activities, including cost savings from the consolidation of our facilities and lower software maintenance, franchise, sales, and property taxes, and insurance, drove the overall decline in G&A expenses in those categories during the three and nine months ended October 31, 2025 compared to the respective prior year periods. The decreases applicable to the three months ended October 31, 2025 compared to the prior year period were partially offset by an increase in compensation and benefits,  resulting primarily from an increase in stock-compensation expense resulting from higher forfeitures during the three months ended October 31, 2024 due to unvested equity-based awards associated with our former Chief Executive Officer whose employment with Skillsoft ended on May 9, 2024. The decreases applicable to the nine months ended October 31, 2025 compared to the prior year period were partially offset by an increase in consulting and outside services, attributable to a digital strategy initiative aimed at enhancing our operational effectiveness.

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

Amortization of intangible assets, when comparing the three and nine months ended October 31, 2025 to the same respective periods in 2024, remained relatively consistent as increases in amortization of capitalized internal use software development costs were offset by decreases attributable to certain intangible assets becoming fully amortized.

Impairment of goodwill and intangible assets

Intangible asset impairment review requirements and assumption uncertainty.

Skillsoft monitors adverse events, conditions or changes in circumstances that indicate impairment of the definite-lived (amortizable) intangible assets of each of our reporting units. When such events, conditions or changes in circumstances occur, we assess the recoverability of the assets by comparing the undiscounted future cash flows attributable to the intangible assets to their carrying amount. If the undiscounted future cash flows are less than the carrying amount, an impairment charge based on the excess of the carrying amount over the fair value of the assets, is recorded. Fair value is estimated using income- and market-based valuation techniques that require significant judgment regarding future cash flows, discount rates, and market participant assumptions. Because these estimates are inherently uncertain, actual results may differ from the assumptions used in the analysis, which could materially affect the determination of fair value in future periods.

Skillsoft evaluates impairment for indefinite-lived intangible assets, including goodwill, on an annual impairment test date (January 1) or more frequently if there are indicators of impairment. In connection with the goodwill and indefinite-lived intangible assets impairment evaluation, Skillsoft may first consider qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If Skillsoft determines that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, or elects to bypass this qualitative assessment, a comparison of the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value is completed. If the carrying value exceeds the fair value, an impairment loss equal to the difference (for goodwill, not to exceed the amount of goodwill allocated to the reporting unit) is recorded.

The fair value of our reporting units is determined using a weighted average valuation model using the income approach (discounted cash flow approach) and the market approach. The income approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ materially from these assumptions. Management endeavors to use assumptions that are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. This process was followed during our annual impairment test of intangible assets as of January 1, 2025 and during the third quarter of fiscal 2026 for the GK reporting unit as discussed below.

The fair value of our indefinite-lived trademark intangible (our only indefinite-lived intangible asset other than goodwill) is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. This process was followed during our annual impairment test as of January 1, 2025.

In determining reporting units, Skillsoft first identifies its operating segments and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results.

Impairment for third quarter of fiscal 2026

During the third quarter of fiscal 2026, we identified triggering events requiring testing for impairment of our GK reporting unit primarily attributable to the impact of industry macroeconomic uncertainty, the industry shift to integrated learning experience, as well as a continued decline in public sector business that contributed to lower enrollment. As a result of the foregoing, we lowered our expectations for the GK reporting unit’s revenue and estimated future cash flows. As of October 1, 2025, the estimated undiscounted future cash flows attributable to the amortizable intangibles of the GK reporting unit were determined to be greater than the carrying values, therefore management concluded that there was no impairment of identifiable intangibles during the third quarter of fiscal 2026.

Management next estimated the fair value of the GK reporting unit as of October 1, 2025, using the income approach discussed in Intangible asset impairment review requirements and assumption uncertainty above. Management did not use the market approach in the weighting of the fair value of the GK reporting unit given its low profitability. For the reasons described above, the estimated future cash flows of this reporting unit declined, and when applied to the impairment analysis resulted in a lower fair value of the GK reporting unit. As a result, management determined to record a $ 20.8 million non-cash goodwill impairment for the GK reporting unit for the three months ended October 31, 2025. This impairment charge is included under "impairment of goodwill" on the unaudited condensed consolidated statements of operations. After the impairment charge, $8.7 million goodwill associated with the GK reporting unit remains. The key assumptions used in the discounted cash flow analysis included projected revenue growth, expected market share at maturity, long-term operating margin levels, and the discount rate.

We did not identify any interim triggering events during the third quarter of fiscal 2026 in connection with either the TDS reporting unit or our indefinite-lived trademark intangible.

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

Restructuring

In connection with a comprehensive resource reallocation plan announced on July 11, 2024, the acquisition integration process and our workplace flexibility policy, we continued our initiatives and commitment to reduce our costs and better align operating expenses with existing economic conditions and our operating model, with the intention of improving operating efficiency, competitiveness and business profitability. These initiatives included workforce reductions and the consolidation of facilities as we adopted new work arrangements for certain locations. Our restructuring charges recognized during the three and nine months ended October 31, 2025 totaling $4.2 million and $7.7 million, respectively, were primarily associated with the costs of terminated employees. Our restructuring charges recognized during the three and nine months ended October 31, 2024 totaling $3.1 million and $15.4 million, respectively, were primarily associated with the costs of terminated employees, as well as lease terminations and lease impairment charges.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expenses and income (in thousands, except percentages):

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Other income (expense), net	$(1)	$(538)	$537	(99.8)%	$(2,508)	$1,261	$(3,769)	(298.9)%
Interest income	487	924	(437)	(47.3)%	1,470	2,897	(1,427)	(49.3)%
Interest expense	(14,757)	(15,845)	1,088	(6.9)%	(44,115)	(48,538)	4,423	(9.1)%

Other income (expense), net consists primarily of the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three and nine months ended October 31, 2025 compared to the same respective periods in 2024, decreased primarily due to lower money market balances, as a result of the reduction in borrowings under our accounts receivable facility, as well as lower average money market investments yields. The decrease in interest expense, when comparing the three and nine months ended October 31, 2025 to the corresponding periods in 2024, was primarily due to a reduction in borrowings under our accounts receivable facility (described below) and lower average interest rates for our borrowings. As a result of our interest rate swaps we executed on June 17, 2022, described below, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

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

The gains (losses) reflected for the change in value of the interest rate swaps during the three and nine months ended October 31, 2025 and 2024 are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

	Three Months Ended October 31,		Dollar Increase	Percent	Nine Months Ended October 31,		Dollar Increase	Percent
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Provision for (benefit from) income taxes	$(8,799)	$(1,859)	$(6,940)	373.3%	$(9,988)	$(5,498)	$(4,490)	81.7%
Effective income tax rate	17.6%	7.3%			8.8%	5.7%

The effective income tax rate for the three and nine months ended October 31, 2025 and 2024 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in unremitted earnings, changes in uncertain tax positions, and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of October 31, 2025, we had $74.6 million of unrestricted cash and cash equivalents. Most of our cash and cash equivalents are held at large financial institutions with high rating agency designations, and our exposure to regional banks is not significant. Our investment policy is approved by the Board and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing available cash are in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Our cash requirements from period to period vary depending on factors such as the growth of the business, changes in working capital needs and capital expenditures. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (defined below), supplemented with borrowings under our accounts receivable facility (described below). Based on our current cash flow budgets and forecasts of both short-term and long-term liquidity needs, we anticipate we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future, with capital sources currently available. Specifically, we believe cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments and finance costs. While our Term Loan Facility does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event we are not able to receive cash from our subsidiaries, we will be unable to make the required payments. In addition, although we anticipate we will be able to refinance outstanding obligations under our credit agreement prior to or when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. Further, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating cash flow performance may also be affected by matters discussed under the Risk Factors section of our 2025 Form 10-K. These risks and uncertainties may adversely affect our long-term liquidity.

Term Loans

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a term loan facility in the original principal amount of $480 million (the “Term Loan Facility”). Term loans under the Term Loan Facility (“Original Term Loans”) were drawn in full on the closing date thereof and are scheduled to mature on July 16, 2028 (the “Maturity Date”).

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

The First Amendment provided for the incurrence of up to an additional $160 million of Term B-1 Loans (the “Term B-1 Loans”) under the Term Loan Facility, all $160 million of which was drawn in full on the closing date thereof, and are scheduled to mature on the Maturity Date. In addition, the First Amendment, among other things, (a) provided for early opt-in to SOFR subject to a 0.75% floor, for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for an applicable margin for the Initial Term Loans of 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to aggregate quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by Skillsoft to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

Interest rates applicable to the Initial Term Loans are described in Note 13 to the 2025 AFS. As of  October 31, 2025, the outstanding principal balance of  $583.0 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make prepayments of outstanding obligations under the Amended Credit Facility if certain criteria are met including, but not limited to excess cash flow for the prior fiscal year (as defined in the Amended Credit Facility), net cash proceeds from asset sales and net cash proceeds from issuances of equity or indebtedness. No prepayments were required during the  three and nine months ended October 31, 2025 or  2024. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 13 to the 2025 AFS. As of  October 31, 2025, we are in compliance with all such covenants.

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

In November 2024, the A/R Agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans); (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum; (c) increase the highest advance rate on certain eligible receivables from 85% to 90%; (d) reduce the minimum outstanding balance requirement from $10 million to $1 million; and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of our accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of  October 31, 2025 and January 31, 2025,  $1.0 million was drawn under the A/R Agreement, respectively. As of October 31, 2025, approximately $45 million was available to be drawn under the A/R agreement. Under this agreement, when borrowing more than the required minimum, Skillsoft receives proceeds equal to the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was  6.75% as of  October 31, 2025.

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

Share Repurchase Authorization

On July 10, 2024, the Board authorized and approved a share repurchase authorization for up to $10 million of Skillsoft’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock from time to time in the open market, in private negotiated transactions, or by other means. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of October 31, 2025, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands, except percentages):

			Dollar
	Nine Months Ended October 31,		Increase	Percent
	2025	2024	(Decrease)	Change
Net cash provided by (used in) operating activities	$(5,405)	$12,214	$(17,619)	(144.3)%
Net cash provided by (used in) investing activities	(14,639)	(13,828)	(811)	5.9%
Net cash provided by (used in) financing activities	(7,994)	(40,826)	32,832	(80.4)%
Effect of foreign currency exchange rates on cash and cash equivalents	2,237	(2,281)	4,518	(198.1)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(25,801)	$(44,721)	$18,920	(42.3)%

Cash flows provided by (used in) operating activities

The decrease in operating activity cash flows in the nine months ended October 31, 2025 compared to the corresponding period in 2024, was primarily the result of lower margins in our GK segment, reduced cash collections resulting from the U.S. government shutdown, and the timing of working capital settlements.

Cash flows provided by (used in) investing activities

The increase in cash flows used in investing activities, when comparing the nine months ended October 31, 2025 to the same period in 2024, was due to a $0.8 million increase in purchases of property and equipment, which largely consisted of computer hardware and software. Cash flows used in investing activities in each of the nine months ended October 31, 2025 and 2024 include $13.0 million of cash payments for internally developed software.

Cash flows provided by (used in) financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement.

The decrease in cash flows used in financing activities, when comparing the nine months ended October 31, 2025 to the same period in 2024, was due to a $35.0 million reduction in payments on our A/R Agreement, partially offset by an increase in cash used to repurchase shares for tax withholding upon vesting of restricted stock-based awards.

Effect of foreign currency exchange rates on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents represents translation adjustments, which vary with fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Contractual and Commercial Obligations

The scheduled future principal payments for maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of October 31, 2025 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2026	2027-2028	2029-2030	Thereafter
Initial Term Loans	$583,393	$—	$14,409	$568,984	$—
Operating leases	9,379	617	3,638	2,462	2,662
Total	$592,772	$617	$18,047	$571,446	$2,662

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

We amortize finite-lived intangible assets, including customer contracts and internally developed software, over their estimated useful life. We review the carrying values of intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that indicates impairment or a change in remaining useful life. Conditions that indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

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

As discussed above, during the three months ended October 31, 2025, we recorded a goodwill impairment charge related to our GK reporting unit. After the impairment, we continue to have $8.7 million of goodwill allocated to this reporting unit. The goodwill assigned to this reporting unit is considered at risk of future impairment due to how the reporting unit’s estimated fair value as of October 1, 2025, was used to determine the $8.7 million carrying value. The determination of the GK reporting unit’s fair value involved significant judgment, including the selection of discount rates, long-term growth rates, and projected future cash flows. A further decline in expected operating performance, an increase in the discount rate, continued or additional adverse macroeconomic conditions, or changes in industry trends could negatively affect fair value and may result in additional impairment charge in future periods. We will continue to monitor these factors and will perform interim impairment tests if events or circumstances indicate that the carrying amount of any reporting unit may no longer be recoverable or in excess of fair value, as applicable.

For additional information on goodwill and intangible assets see Note 3 to the Interim Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposures to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during the nine months ended October 31, 2025 from the description set forth in Item 7A of the 2025 Form 10-K.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our interest sensitive long-term debt and to a lesser extent our cash and cash equivalents.

Based on amounts outstanding under the Amended Credit Agreement as of October 31, 2025, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.9 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 “Long-Term Debt” and Note 11 “Fair Value Measurements”, respectively, to the Interim Financial Statements.

Based on the balance of our cash and cash equivalents, as of October 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.4 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheet at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the statement of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $4.6 million increase or decrease, respectively, on our fair value adjustment of our interest rate swaps at a point in time.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “other income (expenses), net” in our unaudited condensed consolidated statement of operations. We are exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $2.8 million on our annual pre-tax income (loss).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the fiscal quarter ended  October 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of Skillsoft adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408 (c), respectively, of Regulation S-K.

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

SKILLSOFT CORP. (Registrant)
Dated: December 10, 2025	By:	/s/ John Frederick
John Frederick Chief Financial Officer (Principal Financial Officer)