Form 10-K
period 2026-01-31
Skillsoft Corp.
filed 2026-04-07
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on July 31, 2025 (the last day of the registrant’s most recently completed second fiscal quarter) was: $66.4 million.

The number of shares of registrant’s common stock outstanding as of April 2, 2026 was: 8,812,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SKILLSOFT CORP.

FORM 10‑K

INDEX

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Form 10‑K” or “Annual Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For all such statements, we claim the protection of the safe harbor for forward-looking statements provided by such sections and the Private Securities Litigation Reform Act of 1995, where applicable. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include, but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including statements with respect to our outlook, our product development and planning, our pipeline, future capital expenditures, future share repurchases, anticipated financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, demand for our services, our competitive position, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcomes of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, objectives, our ability to regain compliance with New York Stock Exchange listing standards, and our expectations and intentions. Forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “may”, “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “contemplate”, “continue”, “project”, “forecast”, “seek”, “outlook”, “target”, goal”, “objective”, “potential”, “possible”, “probably”, or similar expressions, employ such future or conditional verbs as “may”, “might”, “will”, “could”, “should”, or “would”, or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosures are speculative by their nature, and we caution you against unduly relying on these forward-looking statements.

Factors, many of which are beyond our control, that could cause or contribute to such differences include those described under Part I - Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law. You are advised, however, to review any further factors and risks we describe in reports we file from time to time with the SEC after the date of this Annual Report.

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

PART I

As used throughout this Annual Report: (i) Skillsoft Corp. (together with its consolidated subsidiaries) are referred to as “Skillsoft”, “we”, “us”, or “our”); and (ii) “fiscal 2026” refers to our fiscal year ended January 31, 2026; “fiscal 2025” refers to our fiscal year ended January 31, 2025, and “fiscal 2024” refers to our fiscal year ended January 31, 2024.

Item 1. Business

We were originally incorporated in Delaware on April 11, 2019 under the name “Hornblower Acquisition Corp.” Our name was changed to “Churchill Capital Corp II” on June 26, 2019, and to Skillsoft Corp. on June 11, 2021 (upon completion of our business combination with Software Luxembourg Holding S.A.).

OVERVIEW

Skillsoft® provides a skills management platform and associated learning solutions that are designed to help organizations manage the human and artificial intelligence (“AI”) skills lifecycle, including visibility into the skills they have and the skills they need, closing skills gaps, matching skills to work, and understanding how skills development impacts business performance.

Organizations are operating in an environment characterized by rapid technological change, including the adoption of AI. While AI systems can generate information and automate tasks, we feel that enterprises benefit from structured systems to develop, measure, and govern both human and AI-enabled capabilities within controlled environments. We believe that this shift is increasing demand for integrated platforms that extend beyond content delivery to provide skills visibility, benchmarking, and workforce alignment.

In fiscal 2026, we evolved from a content-centric model to an integrated skills management platform, where we leveraged our market-leading curated learning content and connected it to capabilities in content creation, skills benchmarking, AI-assisted learning, and role-based development journeys.

The Skillsoft platform combines primarily proprietary training content developed by Skillsoft across leadership and business, technology, and compliance subject areas. This content is supplemented by licensed content and customer-created content. Our platform also includes skills measurement tools, analytics, and administrative controls that enable organizations to deliver, manage, and measure workforce development programs at scale.

AI capabilities are built into the architecture of the Skillsoft platform and operate on its centralized skills data foundation. Interactions across the platform generate skills signals that improve recommendations, benchmarking, personalization, and workflow automation over time.

We believe that Skillsoft’s unique capabilities, described below, set us apart as a trusted partner for workforce transformation and preparedness:

●

End-to-End Skills Management: A unified platform that combines content, skills mapping, benchmarking, analytics, and administrative controls to support workforce skill visibility, development, validation, and deployment.

●

Blended Learning Experiences Across Modalities: Digital courses, interactive AI simulations, coaching, instructor-led training, bootcamps, practice labs, and assessments delivered within a centralized learner and administrative experience designed to support applied skill development.

●

In-Platform Content Creation: Enterprise tools designed to enable customers to create, customize, update, and publish learning experiences, including courses, simulations, and skill benchmarks, while maintaining intellectual property (“IP”) protection and governance over their proprietary content.

●	Embedded AI Functionality: AI capabilities integrated into personalization, simulation, benchmarking, content creation, and learner assistance within enterprise learning frameworks.
●	Enterprise-Scale Infrastructure: Security, compliance capabilities, and system integrations designed to support large, distributed organizations operating across regions and regulatory environments.
●

Measurement and Insights: Benchmarking and analytics that help to provide visibility into workforce capability, identified skills gaps, and development progress in relation to organizational priorities.

OUR BUSINESS MODEL

Skillsoft has two operating and reportable segments: (i) Talent Development Solutions (“TDS”), which is comprised of both our Skills Management Platform and Learner Platform, and (ii) Global Knowledge (“GK”), or our instructor-led training (“ILT”) platform. These two businesses are complementary.

Talent Development Solutions (TDS)

Our TDS segment is delivered through two platform offerings: (i) our enterprise-focused Skills Management Platform, which provides organizations with subscription-based access to learning and workforce capability development tools, and (ii) our Learner Platform, which provides interactive, practice-based technology skill development experiences for individual learners.

Our Skills Management Platform, which serves over 3,000 customers and 42 million employees worldwide, is delivered primarily through subscription-based agreements that provide enterprise customers with access to our multi-modal learning offerings and related platform capabilities. Customers subscribe to curated learning content across leadership and business, technology, and compliance subject areas, delivered through multiple modalities including digital courses, coaching, bootcamps, practice labs, simulations, and assessments. Subscription arrangements may include varying combinations of content libraries and delivery modalities, reflecting enterprise scope and user needs. Customers may also purchase expanded access to additional platform capabilities, including content creation and skills benchmarking tools. Contracts are typically multi-year and priced based on enterprise scope, number of users, and product configuration.

Our Learner Platform serves approximately 59 million registered learners globally and provides interactive, practice-based experiences focused primarily on technology skill development. The platform supports direct-to-consumer selling and delivery motions, offering hands-on learning environments that emphasize applied skill development. The technology underlying this platform has also been deployed as an extension of our Skills Management Platform to support enterprise customers.

Global Knowledge

Our Global Knowledge (“GK”) segment provides instructor-led training delivered both in-person and virtually. GK is the live learning partner of choice for 75% of the Fortune 100 corporations and offers vendor-authored and certified courses delivered by certified instructors. The portfolio in this segment focuses on technology and professional certification training, including access to authorized content and interactive labs from leading technology vendors, with Leadership and Management content also available. GK maintains longstanding partnerships with major technology companies and certification authorities, which support the delivery of accredited and certification-aligned programs. The foregoing notwithstanding, the GK business is subject to strategic reviews currently underway. Although we continue to believe that the totality of our offerings differentiates us in the market, delivering ILT through partnership with third parties as opposed to owning the ILT assets may be a better approach for our integrated business model. If the strategic review results in a transaction or revised expectations regarding future cash flows, or if market conditions deteriorate further, such developments could result in an interim impairment assessment of the GK reporting unit. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Combined, our TDS and GK offerings provide enterprise customers and learners with subscription-based access to learning, skills development, and instructor-led training solutions delivered through a unified platform environment.

MARKET OPPORTUNITY

We believe that the market opportunity for our business is shifting from traditional training models to skills-based workforce management. As AI reshapes job roles and business processes, organizations must reassess workforce capabilities and develop new skills. This shift is increasing demand for platforms that provide skills visibility and measurable workforce development. Skillsoft is positioned to address an estimated $450 billion market opportunity across enterprise learning, workforce development, and related skills management solutions.

Workforce transformation depends on the ability to manage skills at scale. AI adoption is accelerating changes in required competencies across industries, which we believe increases the need for ongoing skills assessment, development, and measurement within enterprise environments.

Several structural trends support this perceived opportunity:

●	Technology-driven job transformation: Approximately 1.1 billion jobs are expected to be transformed by technology over the next decade (World Economic Forum, 2023).
●	Skills gaps limiting business performance: 60% of organizations identify skills gaps as a primary factor constraining business transformation (World Economic Forum, 2023).
●	Digital and AI adoption accelerating change: 60% of employers expect expanding digital access to redefine their businesses by 2030 (World Economic Forum, 2025).
●

Upskilling and reskilling as a strategic priority: 85% of employers plan to prioritize workforce upskilling, with AI, big data, cybersecurity, and technological literacy among the fastest-growing skills (World Economic Forum, 2025)

●

Workforce readiness gap is growing: Approximately 90% of human resources professionals reported that their workforce is not fully prepared to meet future skill requirements (Skillsoft 2025 Skills Intelligence Survey).

THE SKILLSOFT PERCIPIO® PLATFORM

Many organizations currently rely on a collection of point solutions for learning and talent development that address isolated components of skills management, which has resulted in fragmented data architectures, limited interoperability, and technology environments that are not optimized to support advanced AI capabilities.

The Skillsoft Percipio Platform ("Percipio") is an AI-native enterprise skills management platform that is designed to enable organizations to manage workforce capabilities within one unified system. The platform integrates learning content, skills data, proficiency measurement, and administrative controls across roles, learners, and enterprise systems.

We believe consolidating these capabilities within a unified platform reduces complexity, improves data integrity and visibility, lowers total cost of ownership, and creates a scalable foundation for skills intelligence, workforce planning, and AI-driven decision support.

Customers can use the platform to administer workforce planning and development initiatives, support professional development, deliver training for leadership, business, technology and compliance needs, and align workforce capabilities with evolving business priorities.

Platform Architecture

Percipio is built on a centralized skills-based data architecture that connects roles, defined skills, learning activity, proficiency levels, and workforce insights within a unified data model.

AI capabilities operate within this architecture through two layers. The foundational layer applies machine learning models and large language models to support skills inference, content classification, contextual search, recommendation engines, and analytics workflows. These services operate across platform components within enterprise-governed controls, including role-based access management, customer data isolation, and auditability.

A second layer delivers AI-enabled product functionality through platform features including CAISY®, AI Assistant, and LX Design Studio™. CAISY provides simulated role-play learning experiences designed to support development of communication and interpersonal skills. LX Design Studio enables organizations to generate customized learning content aligned to defined roles and skills within the platform.

These capabilities operate within the platform’s unified data architecture, supporting alignment between skills definitions, learning content, proficiency signals, and workforce reporting.

Content Ecosystem

Percipio includes a portfolio of more than 431,000 learning assets across leadership and business, technology, and compliance subject areas and supports 52 localized language variants.

Content is delivered through multiple modalities, including digital courses, microlearning modules, simulations, live instruction, labs, bootcamps, coaching, certification preparation, assessments, and skill benchmarks. AI-enabled tagging and classification support alignment between content assets and defined skills within the platform’s data model.

Technology & Developer Skills Suites: Content covering cloud platforms, cybersecurity, software development, DevOps, data science, AI, and related technical domains. Offerings include online training, hands-on labs, practice environments, bootcamps, certification preparation pathways, and benchmark assessments designed to validate technical proficiency.

Leadership & Business Skills Suites: Content focused on leadership development, management effectiveness, communication, productivity, project management, and business strategy. Modalities include video instruction, simulations, interactive exercises, coaching-based experiences, and structured learning journeys aligned to role-based competencies.

Coaching solutions include one-to-one coaching, group coaching, and coaching-enabled learning experiences delivered through communications platform as a service (“CPaaS”) capabilities. The platform also includes a Frontline Worker Solution designed to deliver mobile-first learning experiences aligned to frontline roles, with content and delivery formats intended to support access within operational work environments.

Compliance & Risk Skills Suites: The compliance catalog includes assets across regulatory and risk areas, including workplace conduct, ethics, data privacy, environmental health and safety (“EHS”), and industry-specific requirements. Administrative controls support recurring assignment management, certification tracking, localization, and audit-ready reporting within a centralized framework.

Content governance processes support lifecycle management, localization, version control, and certification alignment at enterprise scale.

AI Content Creation

Percipio enables organizations to create and deploy learning experiences within the same skills-based architecture that governs licensed content.

LX Design Studio™: LX Design Studio supports the design and publication of courses, simulations, and assessments. The tool enables ingestion of proprietary knowledge assets and instructional workflows. AI-supported services assist with content assembly, scenario generation, assessment development, and multi-language publishing.

CAISY ®: CAISY provides AI-driven simulation environments for applied skill practice. Capabilities include conversational role-play, presentation simulations, and voice-enabled interaction. These experiences generate feedback aligned to defined skill frameworks within the platform.

These capabilities enable organizations to create contextualized learning aligned to internal processes, compliance requirements, and workforce development objectives.

Learning Management and Experience

Percipio includes integrated learning management and learner experience capabilities designed to support enterprise-scale deployment.

Administrative functionality supports assignment management, certification recurrences, compliance tracking, automated notifications, and centralized reporting across geographies and regulatory environments. Historical training records may be maintained within the platform, and extended enterprise audiences can be supported.

Learner-facing capabilities include AI-supported recommendations aligned to defined roles and observed proficiency signals. Embedded integrations enable learning experiences within enterprise productivity environments. Mobile access and localization support global workforce engagement.

The platform can function as a standalone learning management system or integrate with existing enterprise infrastructure while maintaining centralized skills visibility.

Skills Intelligence

Percipio includes skills intelligence capabilities that operate within its centralized skills-based data model. This model connects defined roles, required skills, learning activity, and assessment outcomes within a unified structure.

Organizations can define and manage role catalogs, skill taxonomies, and job architectures within the platform. Skills data is updated through learning engagement, assessments, certifications, and applied practice experiences.

Key capabilities include:

●	Role Advisor: Aligns job roles with defined skills and recommended learning pathways using AI-supported skills mapping.
●	Interactive Skill Benchmarks: Measures applied proficiency against defined standards and incorporates AI-assisted scoring and structured feedback.
●	Role-Based Development Journeys: Generates structured learning pathways aligned to defined role requirements and observed proficiency levels.
●	Workforce Dashboards: Provides reporting on skill distribution, proficiency levels, and learning progression.

These capabilities support role-to-skill mapping, skills gap identification, and proficiency tracking within a single administrative framework

Enterprise Architecture and Integrations

Percipio’s centralized architecture is designed to enable interoperability across enterprise systems while maintaining governance and data integrity.

●

Learning Platform Integrations: Organizations can integrate the platform with their Learning Management System (“LMS”) or Learning Experience Platform (“LXP”) to deploy, enable discovery of, and track Skillsoft learning experiences.

●

Identity and Access Management: The platform supports Security Assertion Markup Language (“SAML”) for Single Sign-On (“SSO”), enabling learners to access Skillsoft using enterprise credentials and supporting integration with existing identity management systems.

●

Learning Record Store (“LRS”) Integration: Organizations can transmit and analyze learning activity data within their Learning Record Store (“LRS”), regardless of where learners access Skillsoft experiences.

●

Human Capital Management (“HCM”) and Human Resources Information System (“HRIS”) Integrations: The platform integrates with HCM and HRIS systems to synchronize employee and role data, supporting automated learning assignments and alignment with workforce records.

●

Enterprise Workflow and Productivity Integrations: The platform supports integration with enterprise productivity and customer relationship management applications to enable learning experiences within operational environments.

●	Cloud Marketplace Availability: The platform is available through enterprise cloud marketplaces, including AWS Marketplace.

Our Learner Platform

Our learner platform, TDS Learner, delivers a hands-on and comprehensive skilling solution. TDS Learner allows individuals and teams to learn, practice, and apply new skills across the following areas: AI, Machine Learning, Cloud, Cybersecurity, DevOps, Programming, leadership, business, and more, in a unified interactive learning environment.

With deep integration of generative AI (“GenAI”) into TDS Learner, Skillsoft provides an interactive and immersive learning experience to help build critical skills. TDS Learner’s new AI-powered capabilities elevate its interactive-first approach to skilling and help learners practice and apply skills in simulated work environments, and address complex programming problems with greater confidence and efficiency. The enhancements include:

●

AI Code Generator: By accessing large language models directly within TDS Learner, learners can gain hands-on experience using AI-generated coding tools as part of the programming workflow and build critical AI-related skills.

●

Code explanations and project hints: AI-powered coding assistance and an intelligent hint system provide learners with customized and contextualized information based on the state of their code to help accelerate projects and improve debugging skills.

●	Virtual coding assistant: Real-time feedback and custom guidance bring increased interactivity and personalization to learning journeys.

OUR COMPETITION

The markets for digital learning, enterprise learning platforms, and skills and workforce intelligence solutions are competitive and continue to evolve as organizations adopt skills-based workforce strategies and AI-enabled operating models. As these markets converge, the number and range of competitors have increased. Vendors that historically operated in distinct categories are expanding through acquisitions, internal product development, and platform extensions, resulting in greater overlap across content, platform infrastructure, skills data, and AI capabilities.

Our direct and indirect competitors include, among others:

●	Digital learning content providers focused on large-scale content libraries and learner access models;
●	Enterprise learning management and experience platforms, including those embedded within broader human capital management ecosystems;
●	Skills and workforce intelligence vendors that provide skills data, analytics, and talent mobility solutions;
●	Large enterprise software providers that offer adjacent workforce or AI-enabled capabilities; and
●	Within our ILT offering, companies that provide instructor-led training focused on vendor certified IT training and other professional certifications.

We believe the primary competitive factors within our market include breadth and quality of content and learning modalities, depth of skills intelligence and measurement capabilities, AI-enabled platform capabilities, platform integration and interoperability, scalability, data security, ability to release innovative solution updates, credibility of provider, industry experience, customer support, and price. Some competitors have significantly greater financial, technical, or marketing resources than we do. Price competition remains intense, and continued market consolidation and advances in AI may increase competitive pressures and affect our ability to maintain or increase market share or profitability.

SALES AND MARKETING

We sell our solutions primarily through a global direct sales organization focused on enterprise and public sector accounts. Our sales teams engage with learning, human resources, technology, and business leaders responsible for workforce development, compliance, and skills strategy. We continue to evolve our go-to-market approach from product- and content-based selling toward platform- and solution-based engagements aligned with defined workforce outcomes.

Our offerings are sold through subscription agreements that provide access to digital learning content and associated platform capabilities. Customers may expand subscriptions over time to include additional content libraries, modalities, or platform functionality. We focus on customer retention and expansion through lifecycle engagement and account development programs.

We also utilize indirect channels to extend market reach. These include managed service providers, strategic resellers, distribution partners, and technology alliances. We are investing in the expansion of our partner ecosystem to support co-selling, joint go-to-market initiatives, and increased coverage in targeted markets and industries.

Marketing activities include digital demand generation programs, account-based engagement, customer and industry events, webinars, user conferences, and thought leadership initiatives. These programs are designed to support pipeline development, strengthen brand positioning in skills management, and enable field teams with consistent messaging and sales tools.

SEASONALITY

Our business is subject to significant seasonality in bookings and billings, with the fourth fiscal quarter typically representing more than 40% of annual volume. Our TDS segment experiences more seasonality than our GK segment, with the fourth fiscal quarter typically representing nearly 50% of annual volume. We generally recognize revenue from subscription fees on a straight-line basis over the term of the contract; thus, while our billings are seasonal, revenue recognition is not subject to significant seasonality. However, accounts receivable and deferred revenue balances, as well as cash flows, are affected significantly by our seasonality.

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

As of January 31, 2026, we did not have any material patents. However, we do from time to time apply for patents on specific intellectual property related to our products. During fiscal 2026, we filed 10 patent applications related to new products in our portfolio, although there is no guarantee that any or all will mature into enforceable patents.

HUMAN CAPITAL RESOURCES

Skillsoft’s human capital strategy is grounded in a skills-first approach to workforce development and organizational alignment. We seek to attract, develop, and retain employees with expertise across learning content, technology, AI, enterprise software, sales, customer success, and corporate functions. We emphasize internal mobility, continuous skills development, and leadership accountability to align workforce capabilities with business priorities.

We provide employees with access to professional development resources, including learning opportunities available through the Skillsoft Percipio Platform. Our human capital programs support performance management, succession planning, and operational continuity across global teams.

As of January 31, 2026, we had 2,199 full-time employees, 36 part-time employees, 8 part-time project-based employees, and 4 full-time project-based employees, for a total of 2,247 employees. None of our employees are members of unions.

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

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as proxy statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through our website at investor.skillsoft.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The contents of our website are not, however, a part of this Form 10-K or intended to be incorporated by reference in any other report or document we file with the SEC. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Notes Regarding Forward-Looking Statements,” before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors and elsewhere in this Annual Report or subsequent filings that we make with the SEC, alone or in combination with other events or circumstances, may have a material and adverse effect on our business, cash flows, financial condition, and results of operations. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition, and results of operations. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. Note that the risk factors below reflect our beliefs and opinions as to factors that could materially and adversely affect Skillsoft and its securities in the future; references to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to Our Business and Operations

The market for online learning solutions may not grow as we expect, which may harm our business and results of operations.

Our future success will depend in large part on the growth, if any, in the demand for online learning solutions. It is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. It may take customers a substantial amount of time and resources to fully transition to an online platform or companies may face delays in doing so due to budget constraints, weakening economic conditions, or other factors. We cannot assure you that adoption of our platform will also increase if and as market demand increases. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

Increased competition may result in decreased demand for our products and services, which may result in reduced revenue and gross profits and loss of market share.

The market for corporate learning and talent development solutions is highly fragmented, rapidly evolving, and competitive. In addition to increased competition from new companies entering the market, established companies are expanding their presence in the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We also face competition from publishing companies, educational institutions, vendors of enterprise application software, and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances. Our primary sources of direct competition are:

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

Growing competition has resulted in unit price reductions and may lead to reduced revenue and gross profits, and loss of market share, any one of which would have a material adverse effect on our business. Current and potential competitors have and may have substantially greater financial, technical, sales, marketing, and other resources, as well as greater name recognition, and we may face increasing price pressures from competitors as buyers demand more value for their learning and talent development budgets. Accordingly, we may be unable to provide digital learning and talent development solutions that compare favorably with new technology-led techniques, other interactive training software or human capital management platforms, or new learning solutions. Our future success will depend upon the extent to which we are able to develop and implement products which address emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel, and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products.

Emerging technologies also impact the competitive landscape for learning and talent development solutions. New content development methodologies and/or features and functionality, including AI and machine learning, that enhance the learner experience could adversely impact our ability to compete in the market. Large language model programs such as OpenAI’s ChatGPT have decreased the cost of producing content significantly and the willingness of buyers to purchase learning solutions altogether. New market entrants that provide technologies that improve the content delivery and/or management of learning solutions could also increase the level of competition in the market. In addition, even if companies implement technology-based learning solutions, they may still choose to design, develop, deliver, or manage all or part of their learning and development programs internally. If the shift to technology-based learning is not realized, or if companies do not use the products and services of third parties to develop, deliver, or manage their learning and development needs, then some of our products and services may not achieve commercial success.

Lower priced solutions from competitors and access to free content have put pricing pressure on our solutions, and our ability to compete and maintain pricing will be dependent upon our ability to differentiate our learning content and the learner experience our platform delivers.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or if achieved, maintain profitability in the future.

We incurred net losses of $139.8 million and $121.9 million during fiscal 2026 and fiscal 2025, respectively, and we had an accumulated deficit of $1.6 billion as of January 31, 2026. Our losses may continue as we make significant investments toward growing our business. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, integrating AI in our product offerings, expanding into new markets and geographies, and increasing our sales and marketing efforts. These expenditures will make achieving and maintaining profitability, if achieved, more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or, if achieved, maintaining profitability or positive operating cash flows on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve, and if achieved maintain profitability, the value of our business and our Class A common stock (“common stock”) could decline significantly, and investors could lose some or all of their investment.

We depend on senior leadership to manage and operate the business, and if we fail to retain and attract highly qualified employees our business could be harmed.

While we have maintained business continuity despite recent management changes, our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees and the associated loss of institutional knowledge and expertise, could have a material adverse effect on our business and future prospects, may adversely impact our ability to manage Skillsoft efficiently and effectively, could be disruptive and distracting to remaining management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and/or internal control over financial reporting.

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

We have and continue to build AI into many of our products and service offerings. AI presents new risks and challenges that could affect its use or application, and therefore our business. The challenges presented by AI include, but are not limited to, the following:

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
●

AI developments could subject us to regulatory action, legal liability, new applications of existing data protection, privacy, and intellectual property laws, and other laws (see “Regulatory and legislative developments on the use of AI and machine learning could adversely affect our use of such technologies in our products and services”);

●	some AI scenarios present ethical issues or may have broad impacts on society;
●	AI solutions may have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues;
●	the use of AI applications may increase the incidence of cybersecurity incidents; and
●	market acceptance and consumer perceptions of products and services that incorporate AI technologies are uncertain and we cannot be sure the market will continue to grow in ways we anticipate.

In addition to our proprietary AI technologies, we use AI technologies licensed from third parties, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers.

Demand for our products and services is susceptible to general global market and economic conditions.

Weakness in the United States, the European Union and/or the worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. For example, certain of our key markets, including the United States, have experienced, and may continue to experience, high rates of inflation and our operating costs have increased and may continue to increase. We sell our products to business organizations and consumers whose decisions fluctuate based on general economic and business conditions. The revenue growth and potential profitability of our business depend on demand for digital learning content and enterprise human capital management application software generally and for learning and talent development solutions in particular. Companies may not view training products and services as critical to the success of their businesses. If companies experience declines in their business or anticipate that they will experience such declines, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forgo employee education and training expenditures to lower their expenses and may do so before limiting their other expenditures. In addition, during economic or financial downturns, companies may slow the rate at which they pay us or may become unable to pay their debts as they become due, which would have a negative effect on our results of operations and financial condition.

In addition, a portion of our customer contract value is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers globally. To the extent that economic uncertainty or weak economic or financial conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products and services may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and learning and talent development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate further, including as a result of actions taken by governmental entities, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

New products introduced by us may not be successful.

An important part of our growth strategy is the continued development and enhancement of our existing offerings and the introduction of new learning content and the delivery of enhanced platform features and functionality, which includes the integration of AI in our products and services. These activities can open new revenue streams, ensure the currency of our content portfolio, and support customer renewals and upgrades. Despite our efforts, we cannot assure you that we will be successful in updating and enhancing our current learning assets, developing and introducing new learning content, or delivering enhanced or new platform features and functionality, or that what we develop or introduce will be met with commercial acceptance. The failure to successfully introduce new, and enhance existing, learning content and platform functionality will not only hamper our growth prospects, but may also adversely impact our net income due to the development and marketing expenses associated with those offerings. Further, even if we are successful in introducing new learning content and platform functionality, our new offerings could cannibalize the market share of our existing offerings, resulting in lower growth than anticipated. There can be no assurance that sales cannibalization will not occur or become more significant in the future to the extent we increase our presence in existing markets.

Our investments to transform and enhance the enterprise and customer learning experience through skills-based management may not generate expected results.

Through our dedicated platform, skills mapping, assessment, development, and measurement are connected, creating a consistent view of workforce capability, gaps, and readiness as business needs evolve. Our evolution to a platform-based solution is intentionally engineered for effortless adoption, designed to enable organizations and teams to improve employee and customer satisfaction, increase employee productivity and drive better business outcomes. However, the success of our platform relies on the transition of organizations and learners to create role- and skill-relevant, interactive learning experiences in addition to the traditional learning model. Further, customers, partners, and analysts may take time to fully understand our expanding capabilities, value proposition and differentiation. Our go-to-market strategy and innovation efforts are centered on these transitions and, if we are unable to execute effectively on our platform strategy, clearly communicate our capabilities, or meet evolving enterprise and customer expectations, demand for our solutions could be adversely affected and may not generate expected results.

We may be unable to realize intended efficiencies and benefits from our comprehensive resource reallocation plan (“CRRP”) and go-to-market strategy, which may adversely affect our profitability, financial condition or our business.

To operate more efficiently, we have undertaken the CRRP, which includes reducing and realigning our cost structure, investing into areas of our business that we believe represent opportunities for significant growth, redesigning our go-to-market strategy and strengthening the focus on our core business. If we do not successfully manage our CRRP and go-to-market strategy, our expected efficiencies and benefits might be delayed or not realized. The implementation of our CRRP may also be disruptive to our operations, result in higher than anticipated restructuring charges, and otherwise adversely affect our results of operations and financial condition. Additional risks associated with the continuing impact of our CRRP include employee attrition, the inability to hire new employees in the future, diversion of management attention, and adverse effects on employee morale. In addition, we may incur impairment charges (in addition to those incurred during fiscal 2026) related to goodwill or other intangible assets, which may be material and may exceed our current estimates. Furthermore, our ability to complete our CRRP and go-to-market strategy and achieve anticipated benefits within the expected time frame, or at all, is subject to management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Moreover, we could make changes to, or experience delays in executing our plans, which could cause further disruption and additional unanticipated expense, and our business may not be more efficient or effective than prior to their implementation.

Our ILT offering relies on third parties to provide us with learning content and subject matter expertise and requires us to have content production relationships with third parties for our courses and learning content, and our relationships with these third parties may be terminated or fail to meet our requirements.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (“SOX”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no system of internal controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate for a variety of reasons, including changes in conditions in our business. Further, additional weaknesses in our disclosure controls and/or internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements. This could also subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock.

Our independent registered public accounting firm is currently required to attest to the effectiveness of our internal control over financial reporting each year. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Ineffective disclosure controls and procedures and/or internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange (“NYSE”). Also see “We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could reduce the liquidity and market price of our common stock, limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions, and/or negatively impact our ability to raise equity financing.”

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

Our platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, vendor, or contractor error or malfeasance, including as a result of intentional or accidental misuse of authorized access to our systems. Additionally, we and many other companies with whom we interact increasingly rely on automated systems and processes, which create and heighten certain security threats. Security is one of the learning curricula we provide on our platform, which may cause our platform to be a target for hackers and others, and which may cause our brand, credibility, and reputation to be particularly sensitive to any security breaches. We have incurred and expect to continue to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. However, since the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business.

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

While we maintain insurance to cover operational risks, such as cyber risk and technology outages, our insurance may not be sufficient to cover all liability from cybersecurity incidents. These risks will likely increase as we expand our hosted offerings, integrate our products, services and solutions and store and process more data. Moreover, delayed sales, lower margins or lost customers resulting from disruptions caused by cyberattacks, overly burdensome preventive security measures or failure to fully meet information security control certification requirements could materially and adversely affect our financial results, stock price and reputation.

We expect that risks and exposures related to cybersecurity attacks will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats.

We are also subject to increasing expectations and data security requirements from our customers. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in various jurisdictions. For example, the European Union’s General Data Protection Regulation, and similar legislation in other jurisdictions in which we operate, impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with customer expectations and existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these expectations and regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against Skillsoft by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations. Also see “Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.”

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

Our market share for instructor-led, synchronous, learning is expected to continue to decline.

During our last three fiscal years, our GK segment, which accounted for 21.2%, 23.6% and 26.8% of our revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, experienced a decline in bookings and revenue from the applicable immediately preceding fiscal year. The future success of our ILT platform will depend on our ability to offer clients the learning solutions they need in the format they desire and trust. It remains unclear what evolving customer preferences will be on the in-classroom learning market and other instructor-led training, including synchronous remote learning. In connection therewith, we are exploring strategic alternatives with respect to our GK business. See “Our exploration of strategic alternatives with respect to our GK business may not be successful and may disrupt our ongoing business, result in increased expenses and present certain other risks” below.

A loss of our status as an authorized training provider with one or more key technology vendors could adversely affect our business.

Our GK segment derives a large portion of its revenue in any financial reporting period from delivering corporate training as an authorized training provider for certain technology companies, and has a concentrated portfolio of relationships with these technology companies. Our status as an authorized training partner for certain key technology companies provides certain benefits, including, among others, the ability to use official curricula created by key technology vendors, to receive subsidies and other financial incentives provided by these technology vendors to support training on their products, representation on official training websites operated by the technology vendors, and the ability to issue certified training certificates from the technology vendors. Our operating results depend to a significant degree on our ability to maintain our status as an authorized training partner with such key technology vendors, and an inability to retain such status, or a significant change in our relationship with one or more of our technology vendors, could significantly reduce our revenue.

Our worldwide operations are subject to risks that could negatively impact our future operating results.

We expect that international operations will continue to account for a large portion of our revenue (35.6% in fiscal 2026) and are subject to inherent risks, including:

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

Additionally, our business and financial conditions have been, and may continue to be, affected by worldwide macroeconomic and geopolitical conditions outside of our control, such as inflation, recessionary pressures, interest rate and exchange rate fluctuations, and volatility in global financial markets, including instability in the banking sector. If we are not able to effectively prepare for and respond to changes in such conditions, our business, results of operations and financial condition could be materially adversely impacted.

Increasing scrutiny, complex regulations, and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, and investors related to their sustainability and social impact practices and disclosure. Additionally, public interest and legislative pressure related to public companies’ practices continues to grow along with various changing rules and regulations related to these types of matters from governmental and self-regulatory organizations. Conversely, anti-sustainability and anti-social impact sentiment has gained significant momentum in the United States, with executive orders from the current U.S. Administration and actions by the federal and certain state governments targeting various aspects of corporate practices and disclosure. If our practices fail to meet regulatory requirements or investors’ or other industry stakeholders’ evolving expectations as they relate to the environment, health and safety, human capital management, human rights, product quality, supply chain management, corporate governance and/or transparency, our reputation and employee retention may be negatively impacted, and customers may reduce or be unwilling to do business with us. It is also possible that stakeholders may not be satisfied with our reporting or practices on these topics. As attitudes toward these matters and our approach to these issues evolve, we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholders. If we are unable to successfully manage divergent sustainability and social impact expectations, we could see a deterioration of stakeholder trust and we may be subjected to scrutiny by the government, the media, or various stakeholders in a manner that may adversely impact our reputation, result in the loss of customers or potential customers, lead to government investigations and the potential for fines or other adverse regulatory action, or otherwise adversely affect our business.

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

Our exploration of strategic alternatives with respect to our GK business may not be successful and may disrupt our ongoing business, result in substantial increased expenses and present certain other risks.

On December 10, 2025, we announced a review of strategic alternatives for our GK business, focusing on a potential sale. This review is ongoing and we have not announced a timetable for the completion of this process, and there can be no assurance that it will result in any transaction or outcome. Whether the process will result in any transactions, if we decide to pursue one or more transactions, and our ability to complete any transaction, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our businesses and their respective prospects, market conditions, interest rates and industry trends. The attention of management and our board of directors (the “Board”) could be diverted from our core business operations as a result of the process. Whether or not we complete a transaction, we could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to legal, accounting and financial advisor fees, and potential litigation. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract students on our platform or business partners. The public announcement of a strategic alternative may also have a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewed contracts. We do not intend to disclose developments or provide updates on the progress or status of the process until we deem further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties could cause our stock price to fluctuate significantly. Our stock price may also be adversely affected if the process does not result in a transaction or if one or more transactions are completed on terms that investors view as unfavorable to us. Even if one or more transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our Board may also determine that no transaction is in the best interest of our stockholders. In addition, our financial results and operations could be adversely affected by the process and by the uncertainty regarding its outcome.

We expect to incur additional restructuring charges in connection with our strategic review of our GK business, even if we do not consummate a transaction.

We are conducting a review of strategic alternatives with respect to our GK business, which may include potential divestitures, reorganizations, or other strategic actions. The evaluation, negotiation, or implementation of any such alternatives will require us to undertake additional restructuring activities, which may include workforce reductions, facility consolidations, the exit or modification of certain contracts, or other actions intended to improve operating efficiency or rationalize our cost structure that may be material. However, there can be no assurance that our strategic review will result in a transaction. If no transaction is consummated, we may determine that further restructuring initiatives are necessary to improve performance or address issues identified during the review process. The absence of a transaction may require us to revise our operating plans, reallocate resources, or realign our organizational structure, any of which could also result in additional restructuring charges. These charges could adversely affect our results of operations, cash flows, and financial condition, and may be incurred over multiple periods.

Acquisition or disposition of businesses or technologies may not produce the benefits we anticipate and could harm our current operations.

We may seek to identify and acquire businesses or technologies that will contribute to our future growth or dispose or shut down business or technologies that we believe do not contribute to our future growth. We may not, however, be successful in identifying or consummating such opportunities. Moreover, any acquisitions or dispositions we do consummate may not produce benefits commensurate with the purchase price we pay or receive or our expectations for the transaction. Acquisitions and dispositions involve numerous risks, including:

●	difficulties in integrating or separating the technologies, operations, business systems, financial controls, and personnel of the applicable business;
●	failure to realize expected synergies or capture the value required for the transaction to be successful;
●	difficulties in retaining or transitioning customers and employees;
●	diversion of management time and focus;
●	the incurrence of unanticipated expenses associated with the transaction or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of an acquired company; and
●	accounting charges related to the transaction, including restructuring charges, transaction costs, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

Goodwill and indefinite-lived intangibles recorded in connection with our acquisitions have been, and may in the future be, subject to impairment, which could reduce our earnings.

We review our goodwill and indefinite-lived intangible assets for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable.

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in Skillsoft’s stock price and market capitalization, competitive market analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting segments declined. As a result, Skillsoft recorded aggregate impairment losses of $202.2 million associated with its goodwill and intangible assets. During the third quarter of fiscal 2026, we identified triggering events requiring the testing for impairment of our GK reporting unit, primarily attributable to the impact of industry macroeconomic uncertainty, the industry shift to integrated learning experience, as well as a continued decline in public sector business that contributed to lower enrollment. As a result of the foregoing, management recorded a $20.8 million goodwill impairment for the GK reporting unit for the three months ended October 31, 2025. During the fourth quarter of fiscal 2025, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and significant decline in Skillsoft’s stock price and market capitalization, which increased our discount rate assumption. Additionally, but to a lesser extent, during the fourth quarter of fiscal 2026, our estimated revenue for the TDS reporting segment declined, particularly within our consumer business. As a result, Skillsoft recorded an impairment loss of $10.9 million associated with its indefinite-lived trademark intangible. Changes in key assumptions could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

As noted above, we are currently reviewing strategic alternatives with respect to our GK segment, and the outcome and timing of this process are uncertain. The initiation, progress, or outcome of our review of strategic alternatives, including potential changes in strategy, shifts in projected financial performance, revised business plans, or changes in expected future cash flows, could give rise to one or more triggering events requiring an interim impairment assessment of its goodwill and indefinite-lived intangible assets, which may result in additional impairment charges. Additionally, there can be no assurance that this review will result in any transaction or other strategic action. If no transaction is completed, we may need to continue operating our GK segment under our current structure or revise our strategy with respect to this segment. Either outcome may require us to update our long-range plans, financial forecasts, or cost structure. Such updates may represent triggering events requiring us to perform an interim impairment test of its goodwill and indefinite-lived intangible assets, which may result in additional impairment charges.

As a general matter, should we experience business challenges or significant negative industry or general economic trends, we may be required to recognize additional impairments to our goodwill and indefinite-lived intangible assets. Any impairment of the value of goodwill or indefinite-lived intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

Subsequent to January 31, 2026, we experienced continued volatility in our market capitalization and capital markets more broadly. While these conditions did not result in an impairment of our reporting units as of the fiscal year‑end, continued adverse market conditions, changes in discount rates, or declines in forecasted performance could result in a triggering event requiring an interim impairment assessment in the first quarter of fiscal 2027, which could result in additional material non‑cash impairment charges related to the TDS and/or GK reporting units. For additional information on goodwill and intangible asset impairments, see Note 4 “Intangible Assets” to our Consolidated Financial Statements.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to ongoing military conflicts.

World events, such as the Russian invasion of Ukraine and resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the recent military conflict involving Iran, the United States and Israel, as well as other conflicts in the Middle East, and hostilities between Afghanistan and Pakistan, have resulted in worldwide geopolitical and macroeconomic uncertainty. Although the length and impact of these ongoing military conflicts are highly unpredictable, these conflicts could lead to long-lasting market disruptions, including significant volatility in commodity prices (including sustained higher oil and natural gas prices), and disruptions in the availability of credit and capital markets. Although our operations in these regions are limited, continued instability could adversely affect consumer demand and our sales in those markets. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict but the impact on the Company’s business could be material. If these conflicts continue for a significant time or further expand to other countries, they could have enduring adverse effects on macroeconomic conditions, including but not limited to, increased costs, supply chain disruptions, and decreased consumer spending. Furthermore, the potential continuation and expansion of these conflicts could give rise to disruptions to our or our business partners’ global technology infrastructure, including through cybersecurity incidents; adverse changes in international trade policies and relations; regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; and our exposure to foreign currency fluctuations. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

Our business is subject to the risks of pandemics, earthquakes, wildfire, droughts, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, terrorism or war.

Our operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health emergencies, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. A significant natural disaster, such as a drought, wildfire, severe storm, hurricane, fire or flood, occurring at one of our facilities or where a partner or service provider is located could adversely affect our business, results of operations and financial condition. Climate change could result in an increase in the frequency or severity of natural disasters. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health emergencies, and geopolitical events, such as the war in Ukraine, the on-going conflicts in the Middle East or other parts of the world, could cause disruptions in our businesses, national economies or the world economy as a whole, and may also negatively affect the financial resources available to learners or the operating budgets of our partners or customers, any of which could in turn negatively affect our business and operating results.

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

Legal, Regulatory and Related Risks

Significant changes to the size, structure, powers and operations of the federal, state, and local governments may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The current U.S. Administration has, and continues, to implement significant changes related to the size and scope of the federal government and has and continues to reform its operations to achieve stated goals that include reducing the federal budget, improving the efficiency of government operations, and promoting innovation and economic growth. These changes, if implemented and/or maintained, may also have adverse effects on state and local governments that rely on federal funding as well as the economy as a whole, that are difficult to predict.

In addition, U.S. President Trump has issued various executive orders which may have an impact on Skillsoft’s operations and financial condition. Certain of these executive orders require federal agencies to terminate any policies, programs, mandates, guidance, regulations, and other actions and orders involving diversity, equity, gender ideology, inclusion and accessibility based preferences, and to enforce federal civil rights laws to combat such preferences, mandates, policies, programs and activities of entities operating in the private sector including, but not limited to, entities that contract with the U.S federal government. See “Increasing scrutiny, complex regulations, and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.” While the enforceability of the executive orders and the steps that various federal agencies may take in response to them remain uncertain, these actions signal a material shift in federal policy that can be expected to have significant implications for the federal, state and local governments as well as the private sector. In addition, Skillsoft maintains significant relationships with various governmental entities and agencies, and with private sector entities that maintain such relationships of their own, and any of these relationships may be adversely impacted by this shift in federal policy. Furthermore, as a U.S. government contractor we may be subject to the recent executive orders and related regulatory changes which may adversely affect various aspects of our operations. In addition, if we fail or are otherwise unable to comply with the new requirements, doing so could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts. Moreover, we may be required to incur significant costs responding to any such activity and our relationships and reputation with existing and prospective customers and third parties with which we do business could be affected as well. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities. Certain of our customers, suppliers, or other stakeholders are also subject to such expectations and risks, which may result in additional or augmented risks to us.

In addition, as a public company, we are subject to the reporting requirements of the Exchange Act and other applicable securities rules and regulations. Certain disclosure rules that had been advanced or were under consideration by the SEC in recent periods have stalled, and existing disclosure requirements are currently under review, and may be revised or repealed by current leadership. Changing laws, regulations, and governance standards are creating uncertainty for public companies, which may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.

Regulatory and legislative developments on the use of AI and machine learning could adversely affect our use of such technologies in our products and services.

We use AI in our product and service offerings and throughout our business generally. The regulatory environment for machine learning technology and AI is rapidly evolving in the United States and internationally, and may adversely affect our business. It is possible that new laws and regulations will be adopted throughout the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms and the way in which we use AI and machine learning technology. Existing and proposed laws, and emerging U.S. federal and state requirements, may impose significant compliance obligations relating to transparency, risk management, bias testing, human oversight, and data usage. Various U.S. states, including California and Colorado, have also recently adopted laws and regulations applicable to the development and use of AI systems and outputs, and U.S. federal AI legislation has also been introduced in the U.S. Senate. Additionally, the European Commission adopted the Artificial Intelligence Act (“AI Act”), which is expected to take full effect in August 2026, although adjustments are currently under consideration. The AI Act, in its current form, would introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems and may potentially classify certain uses of AI systems in an educational context as high risk. Actual or alleged failures to comply with the current AI Act may result in penalties of up to 35 million euros or up to 7% of an operator’s total worldwide annual turnover, whichever is greater. The full extent and applicability of these requirements to our business will not be certain until the adjustments are finalized.

Compliance with these requirements could increase our development and operational costs significantly, delay product releases, require modifications to or discontinuation of certain features, or limit our ability to offer certain functionality in particular jurisdictions. In addition to fines, failure to comply with applicable AI or related data protection laws could result in investigations, contractual liability, and reputational harm. As the regulatory landscape remains uncertain and continues to evolve, our ability to deploy and expand AI-enabled offerings in a cost-effective and compliant manner may be adversely affected. The realization of any or all of the foregoing could adversely affect our business, financial condition and results of operations.

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

The U.S. federal government and various state governments have adopted or proposed laws and regulations governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the European Union (“EU”) and its member states, the United Kingdom (“UK”), South Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the collection, use, disclosure, and other processing of personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex, and their scope and number are expanding, with new laws and regulations proposed frequently. Some of the existing laws and regulations also are frequently updated, at times due to differing economic conditions and changes in political climate, and they are subject to different and sometimes conflicting interpretations. Monitoring and abiding by these laws and regulations entail costs that may be unpredictable, risks of penalties and reputational damage in the event of noncompliance, and may increase the cost and operational complexity of selling and delivering our solutions.

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

Moreover, although the GDPR allows companies, subject to strict data protection requirements, to transfer personal data outside of the European Economic Area (“EEA”), the sufficiency of those requirements is subject to ongoing legal challenges by privacy advocates in the EU. These challenges seek to invalidate the mechanisms on which we rely to transfer personal data from the EEA. Loss of our ability to lawfully transfer personal data out of the EEA to any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products. Additionally, countries outside of the EEA have passed or are considering passing laws requiring local data residency (retaining personal data within those countries), which could increase the cost and complexity of delivering our services.

In addition, many U.S. states have passed privacy laws giving residents rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, to opt-out of certain personal information sharing, and to receive detailed information about how their personal information is used and disclosed. These state laws have various enforcement mechanisms, including in some cases private rights of action as well as government agency enforcement authorities. Claims against us under these laws and their implementation of regulations could expose us to significant fines and judgments, as well as reputational harm. The number of states with such laws has rapidly increased over the past several years and is anticipated to continue to increase. The U.S. Congress also may pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

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

Any of these matters could materially adversely affect our business, financial condition, operational results, or cash flows.

We may be unable to protect our proprietary rights. Unauthorized use of our intellectual property may result in development of products or services that compete with ours. Claims that we infringe upon the intellectual property rights of others could result in costly litigation or royalty payments to third parties or require us to reengineer or cease sales of our products or services.

Our success depends to a degree upon the protection of our rights in intellectual property. We rely upon a combination of patent applications, trade secret, copyright, and trademark laws to protect our proprietary rights. We have also entered into, and will continue to enter into, confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of confidential information. However, we may not have signed protective agreements in every case.

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

As of January 31, 2026, Skillsoft had U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of $278.5 million, $353.2 million and $73.9 million, respectively. If not utilized, our remaining NOL carryforwards will expire at various dates beginning in fiscal 2027 with the remainder not subject to expiration. As such, there is a risk that applicable NOL carryforwards could expire unused and be unavailable to offset future tax liabilities if we do not achieve sufficient profitability prior to their expiration. To the extent these NOL carryforwards expire unused, we may be required to pay income taxes in future periods that otherwise could have been offset by such NOLs. There is also a risk that due to regulatory and economic changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards, including those not currently subject to expiration, could expire or otherwise be unavailable to offset future tax liabilities. We have recorded a full valuation allowance related to certain of our NOL carryforwards and other deferred tax assets due to the uncertainty of the realization of the future benefits of these assets. If our NOL carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

In addition, under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other deferred tax assets to offset its post-change taxable income, or reduce its tax liability, may be limited. In general, an “ownership change” occurs when there is a cumulative change in our equity ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Certain of our NOL carryforwards are subject to this limitation as a result of these ownership changes, and if it is determined that we have in the past experienced additional ownership changes or we experience such ownership changes in the future, which may be outside our control, our ability to use our NOL carryforwards and other deferred tax assets to reduce future taxable income and tax liabilities may be further limited. Similar limitations may apply under state and foreign tax laws. See Note 5 “Taxes” to our Consolidated Financial Statements included herein.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition, and liquidity.

We operate in a number of tax jurisdictions globally, including in the U.S. and Ireland. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S., Ireland and other applicable jurisdictions could materially change our effective tax rate and could have a significant adverse effect on our financial results. In addition, our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be affected by changes in non-deductible expenses, changes in the tax treatment of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period.

On July 4, 2025, the U.S. signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”)). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to the following: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). Skillsoft has evaluated the impact of these legislative changes on its current and future tax positions and has reflected the effects of enacted provisions in its financial statements for the applicable periods. Where permitted, we have considered available elections and tax planning alternatives in determining the appropriate application of these provisions. We will continue to monitor interpretive guidance and regulatory developments as they are released and may reassess available elections or positions as additional information becomes available.

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

Risks Related to Ownership of Our Common Stock

We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could reduce the liquidity and market price of our common stock, limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions, and/or negatively impact our ability to raise equity financing.

Our common stock is currently listed on the NYSE. On March 26, 2026, the NYSE notified Skillsoft (the “Notice”) that we were no longer in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period that ended on March 23, 2026, and, at the same time, our last reported stockholders’ equity, were each less than $50 million (the “Market Cap Standard”).

In accordance with NYSE procedures, we have 45 days from receipt of the Notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the Market Cap Standard within 18 months of our receipt of the Notice. We intend to submit a plan to bring the Company into compliance with the Market Cap Standard within the required timeframe (the “Plan”). However, there can be no assurance that the NYSE will accept the Plan, or if accepted, that it will be successful. If the plan is not submitted on a timely basis, or the NYSE does not accept the Plan, it will commence suspension and delisting procedures. If the NYSE accepts the Plan, our common stock would continue to be listed and traded on the NYSE during the 18-month cure period, subject to quarterly monitoring and compliance with other continued listing requirements. If we fail to meet material aspects of the Plan or any quarterly milestones, the NYSE may commence suspension and delisting procedures. If we fail to regain compliance with the Market Cap Standard at the end of the cure period, the NYSE will commence suspension and delisting procedures. Our common stock would also be subject to delisting if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days or our common stock trades at an “abnormally low” price.

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

In October, 2023, our warrants were delisted from the NYSE, and commenced trading on the over-the-counter market under the symbol “SKILW”.

The market price and trading volume of our common stock has been, and may continue to be, volatile and has faced, and may continue to face, negative pressure.

The market price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Such factors could include:

●	our quarterly or annual earnings, or those of other companies in our industry;
●	the failure of securities analysts to cover our common stock;
●	actual or anticipated fluctuations in our operating results;
●	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;
●	announcements by us or our competitors of new products, features, or services;
●	changes in relationships with significant customers;
●	the operating and stock price performance of other comparable companies;
●	limited trading volumes;
●	overall market fluctuations and domestic and worldwide economic conditions; and
●	other factors described in these “Risk Factors” and elsewhere herein.

These factors, among others, may result in short- or long-term negative pressure on the value of our common stock and could cause you to lose all or part of your investment in our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, conflicts in the Middle East, including the U.S-Israel-Iran conflict, other geopolitical events and conflicts, changes in government administration policy positions as a result of the current presidential administration, or otherwise could materially and adversely affect our business and the value of our common stock.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, investors may not receive any return on investment unless they sell their common stock for a price greater than the price paid.

Skillsoft intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of Skillsoft’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness Skillsoft incurs. As a result, stockholders must rely on their sales of common stock after appreciation, which may never occur, as the only way to realize any future gains on their investments.

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On July 10, 2024, our Board authorized Skillsoft to repurchase up to $10 million of our common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate us to purchase any minimum number of shares of our common stock. Our Board may review the program periodically and may suspend, modify, or discontinue the program at any time without prior notice. The timing and number of shares of our common stock that may be purchased will depend on a variety of factors, including the per share price of our common stock, general market conditions, alternative uses for capital, our financial performance, the terms of our credit agreements, and other considerations. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Future sales, or the perception of future sales, by Skillsoft or its stockholders in the public market could cause the market price for our common stock to decline.

As of April 2, 2026, Skillsoft had a total of 8,812,313 shares of common stock outstanding and warrants to purchase an aggregate of 3,098,332 shares of our common stock outstanding. We have registered the resale of 4,575,763 shares of common stock beneficially owned by certain securityholders, and the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, also might make it more difficult for Skillsoft to sell equity securities in the future at a time and at a price that it deems appropriate.

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

Certain provisions of our Articles of Incorporation (or “Charter”) and bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

●	a staggered board, which means that our Board is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
●	the ability of our Board to issue one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
●	certain limitations on convening special stockholder meetings;
●	limiting the ability of stockholders to act by written consent; and
●	providing that our Board is expressly authorized to make, alter or repeal our bylaws.

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

The Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of Skillsoft, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to Skillsoft or its stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law (“DGCL”) or the Charter or our bylaws or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of Skillsoft’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Skillsoft or its directors, officers or other employees, which may discourage such lawsuits against Skillsoft and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, then Skillsoft may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Skillsoft’s business and financial condition. Notwithstanding the foregoing, these Charter provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Skillsoft or its directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce this provision, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. Further, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find this provision of the Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

Market enthusiasm for AI may subject our business and stock price to volatility and unrealistic expectations.

The market for AI technologies has experienced significant investor enthusiasm, media attention, and capital inflows. This heightened interest has, in some cases, resulted in valuations and growth expectations for AI-focused companies that may not be supported by current financial performance or technological maturity. To the extent that we are perceived as an “AI company” or that our growth strategy is associated with AI-enabled products, our stock price and valuation may be influenced by broader market sentiment regarding AI rather than our underlying fundamentals. If investor expectations regarding the pace of AI adoption, monetization, or technological advancement moderate, or if there is a broader reassessment of AI-related valuations, our stock price could experience substantial volatility or decline, regardless of our actual operating performance.

MIH Learning B.V. (“Prosus”) and its affiliates may have interests that differ from those of other stockholders.

As of April 2, 2026, Prosus holds approximately 34.8% of the number of shares and voting power of Skillsoft’s outstanding common stock.

Pursuant to the terms of the Prosus Subscription Agreement, attached as Exhibit 10.4 hereto, and subject to any required approval of Skillsoft’s stockholders pursuant to the applicable rules and listing standards of the NYSE (which Skillsoft will use reasonable best efforts to obtain), if Skillsoft intends to issue New Securities (as defined in the Prosus Subscription Agreement) to any person, then, at least fifteen (15) business days prior to the issuance of the New Securities, Skillsoft shall deliver Prosus an offer (the “Offer”) to issue New Securities to Prosus for cash in an aggregate amount, on a pro forma basis after giving effect to the issuance of the New Securities, that would result in Prosus maintaining beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of at least the percentage of the issued and outstanding shares of common stock that it beneficially owns immediately prior to the issuance of such New Securities on a fully-diluted and as-converted basis. In addition, pursuant to the Subscription Agreement, Prosus currently has the right to nominate a number of directors to our Board proportionate to its beneficial ownership of our common stock (there are currently two Prosus-nominated directors).

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented an enterprise-wide information security program designed to identify, protect, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. Our primary objectives are to safeguard information assets, prevent their misuse or loss, and minimize business disruptions, through a comprehensive cybersecurity program intended to detect, analyze, contain and address cybersecurity risk exposures, threats and incidents. Our program utilizes various security tools to safeguard our information systems, aiding in prevention, identification, escalation, investigation, resolution, and recovery from vulnerabilities and security incidents. Examples of such security tools include internal reporting systems, monitoring and detection tools, third-party penetration testing and security assessments and a bug bounty program engaging security researchers. In addition, we have adopted a comprehensive incident response plan and process for detecting, mitigating, and investigating cybersecurity incidents, which employees, under the leadership of Skillsoft’s Chief Information Security Officer (“CISO”), regularly test through table-top exercises, testing of our security protocols through additional techniques such as penetration testing, debriefing after security incidents to improve our security and responses, and regular briefing to our directors and executive officers on our cybersecurity risks and preparedness.

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

Although we have experienced cybersecurity incidents in the past, as of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect Skillsoft, including our business strategy, results of operations, or financial condition. Despite our continuing efforts, however, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations, financial condition, or cash flows, including where such an incident results in reputational, competitive, or business harm or damage to our Company, significant costs or Skillsoft being subject to government investigations, litigation, fines or damages. For more information, see “We are regularly subject to cybersecurity and other similar attacks. If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platforms may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.”

Governance

As part of its oversight responsibilities, which include the identification of the principal risks of the business and ensuring the implementation of appropriate systems to manage such risks, the Board devotes significant time and attention to information security and risk management, including cybersecurity, and regulatory compliance, supported by the Audit Committee.

The Audit Committee is responsible for evaluating Skillsoft’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee’s charter also requires it to discuss guidelines, policies and steps to govern the process by which risk assessment and management is undertaken (including risks related to information security, cybersecurity and data protection) and the establishment and management of appropriate systems to manage such risks. The Audit Committee reviews cybersecurity risks through quarterly reports from the CISO, and monitors the status of existing information security controls and practices to mitigate the potential risk from evolving cybersecurity threats. Regular reports on cybersecurity threats, assessments, and findings are also provided by the CISO to senior management and relevant teams

.

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

Our global headquarters are located in Dublin, Ireland, where we currently lease and occupy a 5,052 square foot facility, which primarily houses our main content development center. The lease for this location runs through 2034. We also lease small sales offices and classroom training facilities in several other countries throughout Europe, the Middle East, and Asia-Pacific regions.

We believe that our existing facilities, which are used by both our segments, are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

Item 3. Legal Proceedings

Incorporated by reference herein is information regarding legal proceedings as set forth under the caption “Litigation” in Note 11 – “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10‑K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SKIL”. According to the records of our transfer agent, we had 111 stockholders of record as of April 2, 2026.

Our warrants trade on the over-the-counter market under the symbol “SKILW”. Any over-the-market quotations reflect inter-dealer prices, without retail markup-mark-down or commission and may not necessarily represent actual transactions.

On July 10, 2024, Skillsoft’s Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of Common Stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of January 31, 2026, no common stock had been repurchased under the share repurchase authorization, and no shares of common stock have been repurchased by or on behalf of Skillsoft or an affiliated purchaser during the fourth quarter of fiscal 2026.

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

Significant Transaction

On August 15, 2022, we completed the sale of our SumTotal business to a third party. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations. The April 2023 final working capital adjustments are included in the captions “gain (loss) on sale of business” on the consolidated statements of operations separate from the results of continuing operations and “Sale of SumTotal, net of cash transferred” within investing activities on the consolidated statements of cash flows for fiscal 2024.

Results of Operations

Our consolidated results of operations as reported in our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The following sets forth certain items from our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Twelve Months Ended			Twelve Months Ended
	January 31,		Percentage	January 31,		Percentage
	2026	2025	Change	2025	2024	Change
Revenues:
Total revenues	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Operating expenses:
Costs of revenues	26.3%	25.4%	0.9%	25.4%	27.7%	(2.3)%
Content and software development	10.9%	11.4%	(0.5)%	11.4%	12.3%	(0.9)%
Selling and marketing	29.9%	30.7%	(0.8)%	30.7%	30.8%	(0.1)%
General and administrative	15.7%	17.4%	(1.7)%	17.4%	17.3%	0.1%
Amortization of intangible assets	24.8%	24.0%	0.8%	24.0%	27.6%	(3.6)%
Impairment of goodwill and intangible assets	6.2%	0.0%	6.2%	0.0%	36.6%	(36.6)%
Acquisition and integration related costs	0.3%	0.8%	(0.5)%	0.8%	0.9%	(0.1)%
Restructuring	3.4%	3.4%	0.0%	3.4%	2.5%	0.9%
Total operating expenses	117.5%	113.1%	4.4%	113.1%	155.7%	(42.6)%
Operating loss	(17.5)%	(13.1)%	(4.4)%	(13.1)%	(55.7)%	42.6%
Other income (expense), net	(0.8)%	0.1%	(0.9)%	0.1%	(0.4)%	0.5%
Fair value adjustment of warrants	0.0%	0.0%	0.0%	0.0%	0.9%	(0.9)%
Fair value adjustment of interest rate swaps	(0.7)%	0.2%	(0.9)%	0.2%	0.5%	(0.3)%
Interest income	0.4%	0.7%	(0.3)%	0.7%	0.6%	0.1%
Interest expense	(11.4)%	(12.0)%	0.6%	(12.0)%	(11.8)%	(0.2)%
Income (loss) before provision for (benefit from) income taxes	(30.0)%	(24.1)%	(5.9)%	(24.1)%	(65.9)%	41.8%
Provision for (benefit from) income taxes	(2.7)%	(1.1)%	(1.6)%	(1.1)%	(2.9)%	1.8%
Income (loss) from continuing operations	(27.3)%	(23.0)%	(4.3)%	(23.0)%	(63.0)%	40.0%
Gain (loss) on sale of business	0.0%	0.0%	0.0%	0.0%	(0.1)%	0.1%
Net income (loss)	(27.3)%	(23.0)%	(4.3)%	(23.0)%	(63.1)%	40.1%

See Note 19 “Segment Information” to our Consolidated Financial Statements for information regarding our segments, including a reconciliation of segment (“business unit”) contribution profit to net income (loss) for the periods presented in the consolidated statements of operations. Segment (“business unit”) contribution profit and segment (“business unit”) contribution margin are the measures used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, to allocate resources and to assess the performance of our segments. Business unit contribution profit is determined by subtracting the following from segment revenue: business unit costs of revenues, business unit content and software development expenses, and with respect to our TDS segment, business unit product research and management expenses. Business unit costs of revenues, business unit content and software development expenses, and business unit product research and management expenses are defined as the costs of revenues, content and software development expenses, and product research and management expenses attributable to each segment, respectively (allocated as described in Note 19 “Segment Information”), but excluding in each case the following items, as our CODM does not consider them in the measurement of segment performance:

●	Depreciation expenses – Costs of property and equipment recorded to expense over their respective estimated useful lives on a straight-line basis.
●

Long-term incentive compensation expenses – Charges associated with long-term incentive compensation programs, including stock-based compensation, cash awards tied to stock performance, and awards granted in-lieu of stock that are intended to be settled in cash.

●	System migration costs – Costs of temporary resources needed for the migration of content and customers from our legacy system to a global platform.

Business unit contribution margin is defined as the business unit contribution profit of a segment divided by that segment’s revenue.

Information regarding each reportable segment for the periods indicated is set forth below (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
TDS:
Revenues	$403,745	$405,530	$(1,785)	(0.4)%	$405,530	$404,850	$680	0.2%
Business unit contribution profit	279,022	282,471	(3,449)	(1.2)%	282,471	275,595	6,876	2.5%
Business unit contribution margin	69.1%	69.7%		(0.6)%	69.7%	68.1%		1.6%

GK:
Revenues	$108,929	$125,464	$(16,535)	(13.2)%	$125,464	$148,387	$(22,923)	(15.4)%
Business unit contribution profit	38,337	50,234	(11,897)	(23.7)%	50,234	59,219	(8,985)	(15.2)%
Business unit contribution margin	35.2%	40.0%		(4.8)%	40.0%	39.9%		0.1%

Revenues

Combined, the TDS and GK segments provide enterprise customers with subscription-based access to learning, skills development, and instructor-led training solutions delivered through a unified platform environment.

Our TDS segment is delivered through two platform offerings: (i) our enterprise-focused Skills Management Platform, which provides organizations with subscription-based access to learning and workforce capability development tools, and (ii) our Learner Platform, which provides interactive, practice-based technology skill development experiences for individual learners.

Our Skills Management Platform is delivered primarily through subscription-based agreements that provide enterprise customers with access to our multi-modal learning offerings and related platform capabilities. Customers subscribe to curated learning content across leadership and business, technology, and compliance subject areas, delivered through multiple modalities including digital courses, coaching, bootcamps, practice labs, simulations, and assessments. Subscription arrangements may include varying combinations of content libraries and delivery modalities, reflecting enterprise scope and user needs. Customers may also purchase expanded access to additional platform capabilities, including content creation and skills benchmarking tools. Contracts are typically multi-year and priced based on enterprise scope, number of users, and product configuration.

Our Learner Platform provides interactive, practice-based experiences focused primarily on technology skill development. The platform supports direct-to-consumer selling and delivery motions, offering hands-on learning environments that emphasize applied skill development. The technology underlying this platform has also been deployed as an extension of our Skills Management Platform to support enterprise customers.

Our GK segment provides instructor-led training delivered both in-person and virtually. GK offers vendor-authored and certified courses delivered by certified instructors. The portfolio focuses on technology and professional certification training, including access to authorized content and interactive labs from leading technology vendors, with Leadership and Management content also available. GK maintains longstanding partnerships with major technology companies and certification authorities, which support the delivery of accredited and certification-aligned programs.

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

Non-Subscription Revenue. Primarily comprised of instructor-led training offerings in our GK segment, which consist of both in-person and virtual environments. Instructor-led training, including virtual offerings, is first scheduled, then delivered later, with revenue realized on the delivery date. Non-subscription revenues also include professional services in our TDS segment related to implementation of our products and subsequent, ongoing consulting engagements. Our non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following is a summary of our net revenues by segment and type for the periods indicated (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
TDS:
SaaS and subscription services:
Enterprise	$342,800	$341,427	$1,373	0.4%	$341,427	$335,964	$5,463	1.6%
Consumer	34,668	41,307	(6,639)	(16.1)%	41,307	48,058	(6,751)	(14.0)%
Professional services	26,277	22,796	3,481	15.3%	22,796	20,828	1,968	9.4%
	403,745	405,530	(1,785)	(0.4)%	405,530	404,850	680	0.2%
GK:
Virtual, on-demand and classroom	108,929	125,464	(16,535)	(13.2)%	125,464	148,387	(22,923)	(15.4)%
Total net revenues	$512,674	$530,994	$(18,320)	(3.5)%	$530,994	$553,237	$(22,243)	(4.0)%

Revenues for the GK segment declined when comparing fiscal 2026 to fiscal 2025 as a result of macroeconomic uncertainty, as well as a continued decline in public sector business that contributed to lower enrollment. We expect these trends to continue to lower our future GK segment revenues for the foreseeable future. For the TDS segment, total revenue decreased when comparing fiscal 2026 to the fiscal 2025, primarily due to lower consumer revenue associated with our Learner Platform.

Revenues for the GK segment declined when comparing fiscal 2025 to fiscal 2024 while TDS revenues remained relatively flat. The decline in revenues in our GK segment was primarily due to weaker market demand, particularly in Europe, as well as a higher mix of reseller business, which is recorded in revenue net of fees.

Operating Expenses

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Costs of revenues	$134,638	$134,879	$(241)	(0.2)%	$134,879	$153,157	$(18,278)	(11.9)%
Content and software development expenses	55,626	60,757	(5,131)	(8.4)%	60,757	68,031	(7,274)	(10.7)%
Selling and marketing expenses	153,495	162,879	(9,384)	(5.8)%	162,879	170,982	(8,103)	(4.7)%
General and administrative expenses	80,649	92,364	(11,715)	(12.7)%	92,364	95,896	(3,532)	(3.7)%
Amortization of intangible assets	127,346	127,216	130	0.1%	127,216	152,511	(25,295)	(16.6)%
Impairment of goodwill and intangible assets	31,716	—	31,716	100.0%	—	202,233	(202,233)	(100.0)%
Acquisition and integration related costs	1,379	4,247	(2,868)	(67.5)%	4,247	5,063	(816)	(16.1)%
Restructuring	17,318	18,273	(955)	(5.2)%	18,273	13,978	4,295	30.7%
Total operating expenses	$602,167	$600,615	$1,552	0.3%	$600,615	$861,851	$(261,236)	(30.3)%

Costs of revenues

Costs of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; facilities and utilities costs; consulting services; and instructor fees, course materials, logistics costs and overhead costs associated with virtual, in-classroom, and on-demand training solutions. The following provides details regarding the changes in components of costs of revenues (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Courseware, instructor fees and outside services	$68,270	$68,646	$(376)	(0.5)%	$68,646	$78,663	$(10,017)	(12.7)%
Compensation and benefits	50,960	51,169	(209)	(0.4)%	51,169	55,563	(4,394)	(7.9)%
Hosting and software maintenance	12,957	11,637	1,320	11.3%	11,637	11,403	234	2.1%
Facilities, utilities and other	2,451	3,427	(976)	(28.5)%	3,427	7,528	(4,101)	(54.5)%
Total costs of revenues	$134,638	$134,879	$(241)	(0.2)%	$134,879	$153,157	$(18,278)	(11.9)%

Costs of revenues is variable and generally correlates with revenue volume and the mix of products and services, as different offerings carry different margin profiles. Despite lower overall revenue, however, when comparing fiscal 2026 to fiscal 2025, courseware, instructor fees and outside services, as well as compensation and benefits, did not decline proportionately. This was primarily due to the revenue mix of our GK business, which reflects lower-margin offerings, and to a lesser extent, increases in third-party costs within our TDS business. Hosting and software maintenance increased year-over-year, primarily reflecting continued investments in technology. Facilities and utilities expenses decreased, when comparing these same periods, primarily due to cost savings resulting from the consolidation of our facilities.

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

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$40,186	$46,468	$(6,282)	(13.5)%	$46,468	$51,748	$(5,280)	(10.2)%
Consulting and outside services	8,862	10,204	(1,342)	(13.2)%	10,204	11,190	(986)	(8.8)%
Software maintenance	5,613	3,167	2,446	77.2%	3,167	2,916	251	8.6%
Facilities, utilities and other	965	918	47	5.1%	918	2,177	(1,259)	(57.8)%
Total content and software development expenses	$55,626	$60,757	$(5,131)	(8.4)%	$60,757	$68,031	$(7,274)	(10.7)%

Compensation and benefits and consulting and outside services decreased in fiscal 2026 compared to fiscal 2025, primarily reflecting productivity gains achieved through leveraging our technology investments. These decreases were partially offset by higher software maintenance expenses in fiscal 2026, driven by continued investments in technology.

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

Selling and marketing

Selling and marketing (“S&M”) expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales support personnel, commissions, and travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$116,162	$121,495	$(5,333)	(4.4)%	$121,495	$121,749	$(254)	(0.2)%
Advertising and promotions	18,672	21,605	(2,933)	(13.6)%	21,605	27,198	(5,593)	(20.6)%
Software maintenance	12,325	14,717	(2,392)	(16.3)%	14,717	13,137	1,580	12.0%
Consulting and outside services	4,847	2,954	1,893	64.1%	2,954	4,389	(1,435)	(32.7)%
Facilities, utilities and other	1,489	2,108	(619)	(29.4)%	2,108	4,509	(2,401)	(53.2)%
Total S&M expenses	$153,495	$162,879	$(9,384)	(5.8)%	$162,879	$170,982	$(8,103)	(4.7)%

Compensation and benefits decreased in fiscal 2026 compared to fiscal 2025, primarily reflecting the implementation of our July 2024 comprehensive resource reallocation plan (“CRRP”). Advertising and promotions and software maintenance also declined year-over-year, primarily due to proactive reductions in paid media and advertising spend. Facilities, utilities and other expenses decreased compared fiscal 2025, largely as a result of cost savings from the consolidation of our facilities. These declines were partially offset by higher consulting and outside services in fiscal 2026, primarily reflecting our strategic decision to engage targeted marketing expertise to enhance brand awareness and support revenue growth.

The decreases in advertising and promotions and consulting and outside services, when comparing fiscal 2025 to fiscal 2024, were primarily attributable to proactive reductions in branding initiatives and paid media spend, partially offset by targeted strategic go-to-market reinvestments. The decrease in compensation and benefits, when comparing fiscal 2025 to fiscal 2024, were primarily attributable to the CRRP, partially offset by an S&M executive's forfeiture of a share-based payment award that lowered stock-compensation expense during fiscal 2024. The decrease in facilities, utilities and other expenses, when comparing fiscal 2025 to fiscal 2024, was primarily attributable to cost savings from the consolidation of our facilities. These decreases were partially offset by the increase in software maintenance expenses, which was primarily the result of investments in our go-to-market transformation activities and enablement programs.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Compensation and benefits	$53,101	$64,455	$(11,354)	(17.6)%	$64,455	$63,355	$1,100	1.7%
Consulting and outside services	18,995	16,396	2,599	15.9%	16,396	20,570	(4,174)	(20.3)%
Insurance	2,110	2,549	(439)	(17.2)%	2,549	3,704	(1,155)	(31.2)%
Facilities, utilities and other	1,384	2,708	(1,324)	(48.9)%	2,708	3,673	(965)	(26.3)%
Software maintenance	4,127	5,428	(1,301)	(24.0)%	5,428	4,267	1,161	27.2%
Franchise, sales, and property tax	932	828	104	12.6%	828	327	501	153.2%
Total G&A expenses	$80,649	$92,364	$(11,715)	(12.7)%	$92,364	$95,896	$(3,532)	(3.7)%

Compensation and benefits decreased, when comparing fiscal 2026 to fiscal 2025, primarily due to lower bonus expense, cost savings resulting from the CRRP, and reduced stock-based compensation expense driven by forfeitures and lower grants. In addition, integration and restructuring activities contributed to the decline in G&A expenses, including cost savings from the consolidation of our facilities and reductions in software maintenance and insurance costs. These decreases were partially offset by a year-over-year increase in consulting and outside services, primarily related to initiatives to improve operational processes, and evaluate technology and organizational efficiencies across the business.

When comparing fiscal 2025 to fiscal 2024, reductions in consulting and outside services, cost savings from the consolidation of our facilities, and lower insurance, contributed to the overall decline in G&A expenses. In addition, compensation and benefits, when comparing these periods increased due to severance costs for our former Chief Executive Officer, whose employment with Skillsoft ended on May 9, 2024, and increases in bonuses, partially offset by cost savings resulting from the CRRP discussed above and lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. Further, the increases in software maintenance expenses, when comparing fiscal 2025 to fiscal 2024, primarily reflect investments in technology.

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

Amortization of intangible assets, when comparing fiscal 2026 to fiscal 2025, remained relatively consistent as increases in amortization of capitalized internal use software development costs were offset by decreases attributable to certain intangible assets becoming fully amortized. The decrease in amortization of intangible assets, when comparing fiscal 2025 to fiscal 2024, was primarily due to certain intangible assets becoming fully amortized or written down due to impairment during the fourth quarter of fiscal 2024.

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

The fair value of our reporting units is determined using a weighted average valuation model using the income approach (discounted cash flow approach) and the market approach. These approaches require management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ materially from these assumptions. Management endeavors to use assumptions that are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. This process was followed for our impairment tests completed during fiscal 2026, 2025, and 2024.

The fair value of our indefinite-lived trademark intangible (our only indefinite-lived intangible asset other than goodwill) is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. This process was followed during impairment tests completed during fiscal 2026, 2025, and 2024.

In determining reporting units, Skillsoft first identifies its operating segments and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where the CODM regularly reviews the operating results. Our reporting units were determined to be the same as our operating segments.

Impairments during the fiscal year ended January 31, 2026

Our impairment assessments require significant judgment, including estimates of future cash flows, discount rates, and market‑based inputs. Since fiscal year‑end, market conditions have evolved, including declines in our stock price and market capitalization. While these developments were not indicative of conditions existing as of January 31, 2026, if such trends persist, they could necessitate an interim impairment assessment in future periods.

In evaluating goodwill impairment, management considers, among other factors, Skillsoft’s market capitalization relative to carrying value. Subsequent to fiscal year‑end, Skillsoft’s market capitalization declined further, reflecting broader market conditions, increased volatility, and company‑specific developments. Management will continue to monitor these indicators as part of its ongoing impairment assessment process.

During the fourth quarter of fiscal 2026, we identified triggering events indicating that the carrying value of our TDS reporting unit may not be recoverable. These events were primarily attributable to a prolonged and significant decline in Skillsoft’s stock price and market capitalization. The decline reflected, in part, broader market conditions affecting the corporate digital learning and talent development industry, including heightened budget scrutiny by enterprise customers, longer purchasing and sales cycles, and increasing competition among digital learning platforms and other technology-enabled training solutions. These industry dynamics contributed to weaker market sentiment toward companies in our sector and a sustained decrease in our market capitalization relative to the carrying value of our reporting unit. In addition, these factors contributed to an increase in the discount rate used in our valuation analysis. In addition, but to a lesser extent, our estimated future revenues for the TDS reporting unit declined, particularly within our consumer business associated with our Learner Platform, reflecting updated expectations regarding demand trends and customer purchasing behavior within the digital learning market.

As of January 1, 2026, the estimated undiscounted future cash flows attributable to carrying value of the TDS and GK asset groups were determined to be greater than their carrying values, therefore management concluded that there was no impairment of long-lived assets or amortizable intangibles during the fourth quarter of fiscal 2026.

As of January 1, 2026, we estimated the fair value of our indefinite-lived trademark intangible using the relief-from-royalty method discussed in Intangible asset impairment review requirements and assumption uncertainty above and, as of such date, for the reasons described above, determined that the fair value was lower than the carrying value. As a result, management recorded a $10.9 million non-cash impairment charge for our indefinite-lived trademark intangible for the three months ended January 31, 2026. This impairment charge is included under “impairment of goodwill and intangible assets” on the consolidated statements of operations. After the impairment charge, the indefinite-lived trademark intangible associated with the TDS reporting unit had a carrying value of $65.6 million. Changes in the key assumptions, discussed in Intangible asset impairment review requirements and assumption uncertainty above, could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in additional future impairment charges.

Management next estimated the fair value of the TDS and GK reporting units using the income approach discussed in Intangible asset impairment review requirements and assumption uncertainty above. As of January 1, 2026, we estimated the fair value of the TDS and GK reporting units, and determined that the fair value was in excess of the carrying value for each reporting unit.

During the third quarter of fiscal 2026, we identified triggering events requiring testing for impairment of our GK reporting unit primarily attributable to the impact of industry macroeconomic uncertainty, the industry shift to integrated learning experience, as well as a continued decline in public sector business that contributed to lower enrollment. As a result of the foregoing, we lowered our expectations for the GK reporting unit’s revenue and estimated future cash flows. As of October 1, 2025, the estimated undiscounted future cash flows attributable to carrying value of the GK asset group were determined to be greater than the carrying values, therefore management concluded that there was no impairment of long-lived assets or amortizable intangibles during the third quarter of fiscal 2026.

Management next estimated the fair value of the GK reporting unit as of October 1, 2025, using the income approach discussed in Intangible asset impairment review requirements and assumption uncertainty above. Management did not use the market approach in the weighting of the fair value of the GK reporting unit given its low profitability. For the reasons described above, the estimated future cash flows of this reporting unit declined, and when applied to the impairment analysis, resulted in a lower fair value of the GK reporting unit. As a result, management recorded a $20.8 million non-cash goodwill impairment for the GK reporting unit for the three months ended October 31, 2025. This impairment charge is included under “impairment of goodwill and intangible assets” in the consolidated statements of operations. After the impairment charge, $8.7 million goodwill associated with the GK reporting unit remains. The key assumptions used in the discounted cash flow analysis included projected revenue growth, EBITDA margin (a non-GAAP financial measure), the EBITDA exit multiple (a non-GAAP financial measure), and the discount rate.

We did not identify any interim triggering events during the third quarter of fiscal 2026 in connection with either the TDS reporting unit or our indefinite-lived trademark intangible.

No impairment during the fiscal year ended January 31, 2025

As of January 1, 2025, we estimated the fair value of the TDS and GK reporting units, and as of such date, the fair value was in excess of the carrying value for each reporting unit.

As of January 1, 2025, we estimated the fair value of our indefinite-lived trademark intangible using the relief-from-royalty method discussed in Intangible asset impairment review requirements and assumption uncertainty above and, as of such date, the fair value was in excess of the carrying value. However, the excess was not significant and changes in the key assumptions, discussed in Intangible asset impairment review requirements and assumption uncertainty above, could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

Impairments during the fiscal year ended January 31, 2024

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in Skillsoft’s stock price and market capitalization, industry analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth experience and expectations for the industry in which the TDS reporting unit operates; and (ii) our GK reporting unit experiencing continued declines in bookings and revenues.

For the reasons discussed above, for our identifiable intangibles subject to amortization, management believed there were unfavorable changes to assumptions and factors that occurred during fiscal 2024 that would indicate impairment or a change in the remaining useful life. Our estimated undiscounted future cash flows attributable to the amortizable intangibles were projected to be less than the carrying values for the GK reporting unit. Therefore, we updated the fair values for identifiable intangibles, including the indefinite-lived intangible in our TDS reporting unit, which are valued using the income approach, as of January 1, 2024. We compared the fair values to their carrying values, which resulted in aggregate impairment losses of $60.5 million during the fourth quarter of fiscal 2024.

Management next estimated the fair value of the TDS and GK reporting units using the weighted average valuation model discussed in Intangible asset impairment review requirements and assumption uncertainty above. For the reasons discussed above, the discount rate applied to the analysis increased from the prior year, which drove a lower fair value of our reporting units, resulting in goodwill being impaired for the TDS and GK reporting units as of January 1, 2024, as the fair values fell below their respective carrying values. As such, Skillsoft recorded goodwill impairment of $129.1 million for the TDS reporting unit and $12.6 million for the GK reporting unit during the fourth quarter of fiscal 2024.

Acquisition and integration related costs

Acquisition and integration related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and the subsequent integration-related activities. Changes in these costs during fiscal 2026 and fiscal 2025, as compared to the respective prior fiscal years, primarily reflect fluctuations in the level of integration activities incurred during each period.

Restructuring

In connection with the previously announced review of strategic alternatives for the GK segment, with a focus on a potential sale, the implementation of the CRRP, and our workplace flexibility policy, we continued to execute initiatives aimed at reducing costs and aligning our operating expenses with current economic conditions and our operating model. These initiatives were intended to enhance operating efficiency, competitiveness, and overall profitability, and included workforce reductions and facility consolidations. As a result, we recognized restructuring charges of $17.3 million, $18.3 million and $14.0 million, during fiscal 2026, fiscal 2025, and fiscal 2024, respectively. These charges included employee termination costs of $9.2 million, $11.9 million, and $8.7 million, as well as lease terminations and impairment charges of $1.1 million, $1.4 million, and $3.6 million, in each case for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. In addition, restructuring charges for fiscal 2026 included $3.9 million related to contract termination costs.

We are conducting a review of strategic alternatives with respect to our GK business, which may include potential divestitures, reorganizations, or other strategic actions. The evaluation, negotiation, or implementation of any such alternatives will require us to undertake additional restructuring activities, which may include workforce reductions, facility consolidations, the exit or modification of certain contracts, or other actions intended to improve operating efficiency or rationalize our cost structure that may be material. However, there can be no assurance that our strategic review will result in a transaction.

Interest and other, net

Interest and other, net, consists of gains or losses on derivative instruments, interest income, interest expense, and other expenses and income (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Other income (expense), net	$(3,696)	$677	$(4,373)	(645.9)%	$677	$(1,986)	$2,663	(134.1)%
Interest income	1,859	3,526	(1,667)	(47.3)%	3,526	3,557	(31)	(0.9)%
Interest expense	(58,470)	(63,516)	5,046	(7.9)%	(63,516)	(65,335)	1,819	(2.8)%

Other income (expense), net consists primarily of the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. Interest income for fiscal 2026 and fiscal 2025 decreased primarily due to lower money market balances, as a result of the reduction in borrowings under our accounts receivable facility (described below), as well as lower average money market investments yields. The decrease in interest expense, when comparing fiscal 2026 and fiscal 2025, was primarily due to a reduction in borrowings under our accounts receivable facility (described below) and lower average interest rates for our borrowings.

Interest income for fiscal 2025, when compared to fiscal 2024, remained relatively flat. The decrease in interest expense, when comparing fiscal 2025 to fiscal 2024, was primarily due to the decision to reduce the borrowings under our accounts receivable facility (described below) during fiscal 2025.

As a result of our interest rate swaps we executed on June 17, 2022 (described below), we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Fair value adjustment of warrants

The gains attributable to warrants are primarily a result of Skillsoft’s underlying common stock performance during fiscal 2024. As of January 31, 2026 and 2025, the fair value of our liability-classified warrants was insignificant, however, previously, they were marked-to-market each balance sheet date, with gains and losses being recorded in current period earnings.

Fair value adjustment of interest rate swaps

We entered into two fixed-rate interest rate swap agreements on June 17, 2022 for a combined notional amount of $300 million and a maturity date of June 5, 2027. The objective of the interest rate swaps is to eliminate fluctuations in cash flows for interest payments on $300 million of variable rate debt attributable to changes in the benchmark one-month Secured Overnight Financing Rate (“SOFR”). The interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheets at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps, which arise from variations in the forward-looking yield curve, are included in the caption “fair value adjustment of interest rate swaps” in the statements of operations as they occur.

The gains (losses) reflected for the change in value of the interest rate swaps are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027, during fiscal 2026, fiscal 2025 and fiscal 2024.

Gain on sale of business

On August 15, 2022, we completed the sale of our SumTotal business to a third party. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations. The April 2023 final working capital adjustments are included in the captions “gain (loss) on sale of business” on the consolidated statements of operations separate from the results of continuing operations and “Sale of SumTotal, net of cash transferred” within investing activities on the consolidated statements of cash flows for fiscal 2024.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Provision for (benefit from) income taxes	$(13,709)	$(5,739)	$(7,970)	138.9%	$(5,739)	$(16,265)	$10,526	(64.7)%
Effective income tax rate	8.9%	4.5%		4.4%	4.5%	4.5%		0.0%

The effective income tax rate for fiscal 2026 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, impairment of goodwill, foreign rate differential, changes in unremitted earnings, changes in uncertain tax position, and changes in the valuation allowance on our deferred tax assets.

The effective income tax rate for fiscal 2025 differed from the United States federal statutory rate of 21.0% due primarily to the impact of tax return to book provision adjustments, foreign rate differential, global intangible low-taxed income, and changes in the valuation allowance on our deferred tax assets.

The effective income tax rate for fiscal 2024 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in uncertain tax positions, and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of January 31, 2026, we had $100.8 million of unrestricted cash and cash equivalents. Most of our cash and cash equivalents are held at large financial institutions with high rating agency designations, and our exposure to regional banks is not significant. Our investment policy is approved and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing available cash are in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Our cash requirements from period to period vary depending on factors such as the growth of the business, changes in working capital needs and capital expenditures. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Term Loan Facility (defined below), supplemented with borrowings under our accounts receivable facility (described below). We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. Based on our current cash flow budgets and forecasts of both short-term and long-term liquidity needs, we anticipate we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future with capital sources currently available. Specifically, we believe cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments and finance costs. While our Term Loan Facility does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event we are not able to receive cash from our subsidiaries, we will be unable to make the required payments. In addition, although we anticipate we will be able to refinance outstanding obligations under our credit agreement prior to or when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. Further, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating cash flow performance may also be affected by matters discussed under “Risk Factors” in Part I, Item 1A of this Annual Report. These risks and uncertainties may adversely affect our long-term liquidity.

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

The First Amendment provided additional Term B-1 Loans in the original principal of $160 million (the “Term B-1 Loans”), all of which was drawn in full on the closing date thereof, and are scheduled to mature on the Maturity Date. In addition, the First Amendment, among other things, (a) provided for early opt-in to SOFR subject to a 0.75% floor, for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for an applicable margin for the Initial Term Loans of 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to aggregate quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by Skillsoft to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

Interest rates applicable to the Initial Term Loans are described in Note 11“Commitments and Contingencies”. As of January 31, 2026, the outstanding principal balance of $583.4 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make prepayments of outstanding obligations under the Amended Credit Agreement if certain criteria are met including, but not limited to excess cash flow for the prior fiscal year (as defined in the Amended Credit Agreement), net cash proceeds from asset sales and net cash proceeds from issuances of equity or indebtedness. No prepayments were required during fiscal 2026. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 12 “Long-Term Debt”. As of January 31, 2026, we are in compliance with all such covenants.

The Amended Credit Agreement contains customary events of default. If an event of default occurs and is continuing (and is not waived), the administrative agent may declare all amounts outstanding thereunder to be immediately due and payable. In the event of payment or other specified defaults, outstanding obligations accrue interest at the then applicable rate plus 2.00%.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations are secured by substantially all of Skillsoft Finance II’s personal property as well as the assets of each subsidiary guarantor.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under an accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company. Pursuant to this agreement, certain of our accounts receivable are pledged as security for loans made by participating lenders. In November 2024, the A/R Agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans); (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum; (c) increase the highest advance rate on certain eligible receivables from 85% to 90%; (d) reduce the minimum outstanding balance requirement from $10 million to $1 million; and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of our accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of January 31, 2026, $1.0 million was drawn under the A/R Agreement, and approximately $74.0 million was available to be drawn there under. Under this agreement, when borrowing more than the required minimum, Skillsoft receives proceeds equal to the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was 6.31% as of January 31, 2026.

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

Currently Out of Compliance with the NYSE’s Continued Listing Standards

On March 26, 2026, we received the Notice from the NYSE that we were no longer in compliance with the Market Cap Standard, each as defined as described in further detail (including potential adverse consequences to our stockholders) in Part I, Item 1A. Risk Factors: “We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could reduce the liquidity and market price of our common stock, limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions, and/or negatively impact our ability to raise equity financing.” The Notice has no immediate impact on the listing of our common stock.

While we are not aware of any single event or development that directly caused the decline in our market capitalization, we believe that our stock price has been affected by a combination of adverse factors, including heightened market volatility tied to recent geopolitical events, corporate and government spending sensitivity in response to macroeconomic conditions, a slowdown in demand for live upskilling, resulting in the recent operating performance of our GK segment, as well as low trading volume in our common stock.

In accordance with NYSE procedures, we have 45 days from receipt of the Notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the Market Cap Standard within 18 months of our receipt of the Notice (the “Plan”). We intend to submit a Plan within the required timeframe, including strategic steps already in process intended to reduce costs, and reallocate capital to higher-growth, higher margin offerings, including our active pursuit of strategic alternatives for our GK business. However, there can be no assurance that the NYSE will accept the Plan, or if accepted, that it will be successful. If the Plan is not submitted timely or accepted, or if the Plan is accepted but we are unable to meet material aspects of the Plan, any quarterly milestones, cure the deficiency by the end of the applicable cure period, or comply with any other continued listing standard of the NYSE, our common stock would be subject to delisting from the NYSE, which may, among other things, reduce the liquidity and market price for our common stock, and hinder our ability to raise additional capital.

The Notice does not affect our business operations or our reporting obligations with the SEC, and it does not conflict with or cause an event of default under any of Skillsoft’s material debt or other agreements.

Share Repurchase Authorization

On July 10, 2024, the Board authorized and approved a share repurchase authorization for up to $10 million of Skillsoft’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock from time to time in the open market, in private negotiated transactions, or by other means. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of January 31, 2026, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

The following summarizes our cash flows for the periods presented (in thousands, except percentages):

	Twelve Months Ended		Dollar		Twelve Months Ended		Dollar
	January 31,		Increase	Percentage	January 31,		Increase	Percentage
	2026	2025	(Decrease)	Change	2025	2024	(Decrease)	Change
Net cash provided by (used in) operating activities	$25,050	$29,965	$(4,915)	(16.4)%	$29,965	$2,818	$27,147	963.3%
Net cash provided by (used in) investing activities	(18,552)	(18,358)	(194)	1.1%	(18,358)	(23,040)	4,682	(20.3)%
Net cash provided by (used in) financing activities	(8,053)	(51,511)	43,458	(84.4)%	(51,511)	(10,812)	(40,699)	376.4%
Effect of foreign currency exchange rates on cash and cash equivalents	2,696	(3,282)	5,978	(182.1)%	(3,282)	1	(3,283)	NCM
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,141	$(43,186)	$44,327	(102.6)%	$(43,186)	$(31,033)	$(12,153)	39.2%

NCM above stands for not considered meaningful.

Cash flows provided by (used in) operating activities

The decrease in operating activity cash flows in fiscal 2026 compared to fiscal 2025, was primarily the result of lower margins in our GK segment and the timing of working capital settlements. The increase in net cash provided by operating activities in fiscal 2025, compared to fiscal 2024, was primarily the result of improved margins and the timing of working capital settlements, slightly offset by cash outflows for restructuring actions under the CRRP.

Cash flows provided by (used in) investing activities

The increase in cash flows used in investing activities, when comparing fiscal 2026 to fiscal 2025, was due primarily to a $0.2 million increase in purchases of property and equipment, which largely consisted of computer hardware and software. The decrease in cash flows used in investing activities, when comparing fiscal 2025 to fiscal 2024, was primarily attributable to the April 2023 final working capital adjustment of $5.1 million related to the sale of our SumTotal business to a third party.

Cash flows used in investing activities in fiscal 2026, fiscal 2025, and fiscal 2024 included $16.8 million, $16.8 million and $13.7 million of cash payments for internally developed software, respectively.

Cash flows provided by (used in) financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement, and payments for share repurchases. The decrease in cash flows used in financing activities, when comparing fiscal 2026 to fiscal 2025, was primarily due to a $44.0 million reduction in payments on our A/R Agreement. The increase in cash flows used in financing activities, when comparing fiscal 2025 to fiscal 2024, was primarily due to a $49.3 million increase in payments on our A/R Agreement, partially offset by $8.0 million for the acquisition of treasury stock during fiscal 2024.

Effect of foreign currency exchange rates on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents represents translation adjustments, which vary with fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Contractual and Commercial Obligations

The scheduled future principal payments for maturities of our debt and future minimum rental commitments under non-cancellable lease agreements as of January 31, 2026 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	2027	2028-2029		2030-2031	Thereafter
Initial Term Loans	$583,394	$6,404	$576,990	*	$—	$—
Operating leases	9,408	2,040	3,566		1,883	1,919
Total	$592,802	$8,444	$580,556		$1,883	$1,919

* The maturity date for the Initial Terms Loans is July 16, 2028, which occurs in fiscal 2029.

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze the then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings, see Note 11 “Commitments and Contingencies” to our Consolidated Financial Statements.

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

Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements. The following is a discussion of accounting estimates which management considers to be “critical”, defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

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

We amortize finite-lived intangible assets, including customer contracts and internally developed software, over their estimated useful life. We review the carrying values of intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that indicate impairment or a change in remaining useful life. Conditions that indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

In addition, we review the carrying values of our indefinite-lived intangible assets, including goodwill and the Skillsoft trademark, during the fourth quarter of each fiscal year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassess their classification as indefinite-lived assets.

Aa discussed above, during the fourth quarter of fiscal 2026, we recorded an impairment charge for our indefinite-lived trademark intangible. After impairment, we continue to have a $65.6 million carrying value for this intangible. The fair value of our indefinite-lived trademark intangible is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. Changes in these key assumptions could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen, subsequent reviews of goodwill and intangibles could result in impairment. Factors that could result in future impairment include, but are not limited to, the following:

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

As discussed above, during the third quarter of fiscal 2026, we recorded a goodwill impairment charge related to our GK reporting unit. After the impairment, we have $8.7 million of goodwill allocated to this reporting unit. The goodwill assigned to this reporting unit is considered at risk of future impairment due to how the reporting unit’s estimated fair value as of October 1, 2025 was used to determine the $8.7 million carrying value. The determination of the GK reporting unit’s fair value involved significant judgment, including the selection of discount rates, long-term growth rates, and projected future cash flows. A further decline in expected operating performance, an increase in the discount rate, continued or additional adverse macroeconomic conditions, or changes in industry trends could negatively affect fair value and may result in additional impairment charges in future periods. We will continue to monitor these factors and will perform interim impairment tests if events or circumstances indicate that the carrying amount of any reporting unit may no longer be recoverable or in excess of fair value, as applicable.

For additional information on goodwill and intangible assets see Note 4 “Intangible Assets” to our Consolidated Financial Statements.

Income taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes. We provide for deferred income taxes resulting from such temporary differences using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Determining the amount of valuation allowance requires significant judgment in estimating future taxable income, applicable tax strategies, and the expected timing of reversals of temporary differences.

Recently Issued Accounting Pronouncements

The effect of recently issued accounting pronouncements is set forth in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

See Note 21 “Related Party Transactions” to our Consolidated Financial Statements for a description of our related party transactions.

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

Based on amounts outstanding under the Amended Credit Agreement as of January 31, 2026, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.8 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 12 “Long-Term Debt” and Note 18 “Fair Value Measurements”, respectively, to our Consolidated Financial Statements.

Based on the balance of our cash and cash equivalents, as of January 31, 2026, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.4 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on the consolidated balance sheet at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the caption “fair value adjustment of interest rate swaps” in the statements of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $3.9 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps as of January 31, 2026.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “other income (expenses), net” in our consolidated statements of operations. We are exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in current exchange rates would have resulted in an impact of approximately $2.0 million on our fiscal 2026 pre-tax income (loss).

Item 8. Financial Statements

Skillsoft Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Skillsoft Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skillsoft Corp. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 7, 2026 expressed an unqualified opinion thereon.

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

Revenue recognition – Enterprise SaaS subscription revenue under Talent Development Solutions segment

Description of the Matter

For the year ended January 31, 2026, the Company’s Talent Development Solutions (“TDS”) segment recognized revenue of $403.7 million. The TDS segment revenue consists of both Enterprise and Consumer revenue. As discussed in Notes 2 and 17 to the consolidated financial statements, the Company’s revenue primarily relates to software as a service ("SaaS") subscription services where the arrangement fee is recognized on a straight-line basis over the contractual term. The term of the Company’s Enterprise SaaS subscription revenue contracts typically range from one year to three years. The Company’s Enterprise SaaS subscription services generally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services.

Auditing the Company’s Enterprise Platform SaaS subscription revenue recognition was especially challenging due to the high volume of contracts and the audit effort required in performing procedures and evaluating audit evidence related to the Company’s Enterprise SaaS subscription revenue.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the assessment of Enterprise SaaS subscription revenue. This includes management’s controls over the review of ASC 606 considerations for Enterprise SaaS subscription contracts.

To test the revenue recognition of Enterprise SaaS subscription revenue under the TDS segment, our audit procedures included, among others, testing, on a sample basis, the completeness, accuracy, and occurrence of Enterprise SaaS subscription revenue recognized by obtaining and inspecting source documents such as customer contracts, invoices, and cash receipts from customers, where applicable, and recalculating revenue based on the contractual term.

Impairment of indefinite-lived trademark intangible

Description of the Matter

At January 31, 2026, the Company’s indefinite-lived trademark intangible had a net carrying value of $65.6 million. This indefinite-lived intangible asset is not subject to amortization and would be considered impaired if its carrying value exceeds the estimated fair value. As discussed in Note 4 to the consolidated financial statements, the indefinite-lived trademark is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the intangible asset and its fair value. The trademark is valued through the application of the relief-from-royalty method. A non-cash impairment charge of $10.9 million related to the indefinite-lived trademark was recorded for the year-ended January 31, 2026.

Auditing the Company’s impairment assessment of the indefinite-lived trademark was complex due to the significant judgment and estimation uncertainty involved in determining the fair value. The significant assumptions used to estimate the fair value of the trademark include the projected revenue growth rates, the royalty savings rate, and discount rate, which are forward-looking and could be affected by future company-specific, economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to determine the fair value of its indefinite-lived trademark intangible which was impaired. We also tested controls over management’s review of the significant assumptions used to estimate the fair value of the indefinite-lived trademark intangible.

To test the estimated fair value of the indefinite-lived trademark intangible, our audit procedures included, among others, evaluating the valuation methodology used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We evaluated the significant assumptions used by management within the relief-from-royalty method by considering historical results and current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the trademark. We involved valuation specialists to assist in our evaluation of the Company’s analysis, valuation methodology and significant assumptions.

Impairment of goodwill for the Global Knowledge reporting unit

Description of the Matter

As of January 31, 2026, the Company’s goodwill balance was $296.3 million, of which $8.7 million was associated with the Global Knowledge reporting unit. As disclosed in Note 4 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value. As disclosed in Note 4 to the consolidated financial statements, during the fiscal year ended January 31, 2026, the Company recorded an impairment charge of $20.8 million, representing a partial impairment related to the Global Knowledge reporting unit goodwill.

Auditing the Company’s goodwill impairment test was complex due to the significant judgment and estimation uncertainty involved in determining the fair value of the Global Knowledge reporting unit. The significant assumptions used to estimate the fair value of the reporting unit included projected revenue growth, EBITDA margin, the EBITDA exit multiple and the discount rate. These significant assumptions are forward-looking and could be affected by future company-specific, economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to determine the fair value of the Global Knowledge reporting unit which was impaired. We also tested controls over management’s review of the significant assumptions used to estimate the fair value of the reporting unit.

To test the estimated fair value of the Global Knowledge reporting unit, our audit procedures included, among others, evaluating the valuation methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated the Company’s forecasted revenue growth and EBITDA margin by considering historical results and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing the methodologies and certain significant assumptions used to value the reporting unit. We assessed the historical accuracy of management’s estimates and performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

April 7, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Skillsoft Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Skillsoft Corp.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skillsoft Corp. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated April 7, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

April 7, 2026

SKILLSOFT CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	January 31, 2026	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$100,816	$100,766
Restricted cash	3,662	2,571
Accounts receivable, net of allowance for credit losses of approximately $382 and $501 as of January 31, 2026 and January 31, 2025, respectively	174,963	178,989
Prepaid expenses and other current assets	53,586	50,527
Total current assets	333,027	332,853
Goodwill	296,300	317,071
Intangible assets, net	308,031	427,221
Other assets	25,760	28,924
Total assets	$963,118	$1,106,069
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	1,000
Accounts payable	21,309	13,458
Accrued compensation	43,018	47,803
Accrued expenses and other current liabilities	26,394	26,022
Deferred revenue	274,875	282,295
Total current liabilities	373,000	376,982

Long-term debt	570,769	573,267
Deferred tax liabilities	33,933	42,039
Deferred revenue - non-current	1,117	1,656
Other long-term liabilities	14,526	18,279
Total long-term liabilities	620,345	635,241
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value: 18,750,000 shares authorized and 9,095,922 shares issued and 8,796,145 shares outstanding as of January 31, 2026, and 8,616,633 shares issued and 8,316,856 shares outstanding as of January 31, 2025	1	1
Additional paid-in capital	1,576,794	1,565,040
Accumulated (deficit)	(1,583,210)	(1,443,386)
Treasury stock, at cost- 299,777 shares as of January 31, 2026 and January 31, 2025	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(12,921)	(16,918)
Total shareholders’ equity (deficit)	(30,227)	93,846
Total liabilities and shareholders’ equity (deficit)	$963,118	$1,106,069

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Twelve Months Ended January 31,
	2026	2025	2024
Revenues:
Total revenues	$512,674	$530,994	$553,237
Operating expenses:
Costs of revenues	134,638	134,879	153,157
Content and software development	55,626	60,757	68,031
Selling and marketing	153,495	162,879	170,982
General and administrative	80,649	92,364	95,896
Amortization of intangible assets	127,346	127,216	152,511
Impairment of goodwill and intangible assets	31,716	—	202,233
Acquisition and integration related costs	1,379	4,247	5,063
Restructuring	17,318	18,273	13,978
Total operating expenses	602,167	600,615	861,851
Operating income (loss)	(89,493)	(69,621)	(308,614)
Other income (expense), net	(3,696)	677	(1,986)
Fair value adjustment of warrants	—	—	4,754
Fair value adjustment of interest rate swaps	(3,733)	1,287	2,756
Interest income	1,859	3,526	3,557
Interest expense	(58,470)	(63,516)	(65,335)
Income (loss) before provision for (benefit from) income taxes	(153,533)	(127,647)	(364,868)
Provision for (benefit from) income taxes	(13,709)	(5,739)	(16,265)
Net income (loss) from continuing operations	(139,824)	(121,908)	(348,603)
Gain (loss) on sale of business	—	—	(682)
Net income (loss)	$(139,824)	$(121,908)	$(349,285)

Net income (loss) per share:
Basic and diluted - continuing operations	$(16.27)	$(14.87)	$(43.29)
Basic and diluted - discontinued operations	—	—	(0.09)
Basic and diluted	$(16.27)	$(14.87)	$(43.38)
Weighted average common share outstanding:
Basic and diluted	8,594,008	8,200,077	8,051,593

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Twelve Months Ended January 31,
	2026	2025	2024
Comprehensive income (loss):
Net income (loss)	$(139,824)	$(121,908)	$(349,285)
Foreign currency adjustment, net of tax	3,997	(3,868)	1,744
Total comprehensive income (loss)	$(135,827)	$(125,776)	$(347,541)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2023	8,264,308	(81,514)	$1	$1,521,587	$(972,193)	$(2,845)	$(14,794)	$531,756
Stock-based compensation	—	—	—	31,067	—	—	—	31,067
Common stock issued	178,409	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(62,281)	—	—	(1,649)	—	—	—	(1,649)
Repurchase of common stock	—	(218,263)	—	—	—	(8,046)	—	(8,046)
Translation adjustment	—	—	—	—	—	—	1,744	1,744
Net income (loss)	—	—	—	—	(349,285)	—	—	(349,285)
Balance January 31, 2024	8,380,436	(299,777)	1	1,551,005	(1,321,478)	(10,891)	(13,050)	205,587
Stock-based compensation	—	—	—	15,162	—	—	—	15,162
Common stock issued	335,113	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(98,916)	—	—	(1,127)	—	—	—	(1,127)
Translation adjustment	—	—	—	—	—	—	(3,868)	(3,868)
Net income (loss)	—	—	—	—	(121,908)	—	—	(121,908)
Balance January 31, 2025	8,616,633	(299,777)	1	1,565,040	(1,443,386)	(10,891)	(16,918)	93,846
Stock-based compensation	—	—	—	15,004	—	—	—	15,004
Common stock issued	645,936	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(166,647)	—	—	(3,250)	—	—	—	(3,250)
Translation adjustment	—	—	—	—	—	—	3,997	3,997
Net income (loss)	—	—	—	—	(139,824)	—	—	(139,824)
Balance January 31, 2026	9,095,922	(299,777)	$1	$1,576,794	$(1,583,210)	$(10,891)	$(12,921)	$(30,227)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$(139,824)	$(121,908)	$(349,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense for intangible assets	127,346	127,216	152,511
Stock-based compensation expense	13,240	19,587	31,067
Depreciation expense	1,817	3,374	3,330
Impairment of goodwill and intangible assets	31,716	—	202,233
Non-cash interest expense	2,305	2,184	2,074
Non-cash operating lease right-of-use asset expense	1,604	2,175	5,015
Non-cash property, equipment, software and operating right-of-use asset impairment charges	19	2,622	5,230
Provision for credit loss expense (recovery)	(119)	(61)	341
Fair value adjustment of warrants	—	—	(4,754)
Fair value adjustment of interest rate swaps	3,733	(1,287)	(2,756)
Unrealized foreign currency (gain) loss	(3,148)	(148)	1,018
(Gain) loss on sale of business	—	—	682
Provision for (benefit from) deferred income taxes – non-cash	(8,348)	(9,990)	(22,066)
Changes in assets and liabilities:
Accounts receivable	7,372	4,087	(2,091)
Prepaid expenses and other assets, including long-term	681	(4,471)	(7,694)
Accounts payable	7,505	(855)	(3,848)
Accrued expenses and other liabilities, including long-term	(7,710)	5,348	(10,391)
Deferred revenue	(13,139)	2,092	2,202
Net cash provided by (used in) operating activities	25,050	29,965	2,818
Cash flows from investing activities:
Purchase of property and equipment	(1,766)	(1,603)	(4,181)
Proceeds from sale of property and equipment	—	10	—
Internally developed software - capitalized costs	(16,786)	(16,765)	(13,722)
Sale of SumTotal, net of cash transferred	—	—	(5,137)
Net cash provided by (used in) investing activities	(18,552)	(18,358)	(23,040)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(3,250)	(1,127)	(1,649)
Payments to acquire treasury stock	—	—	(8,046)
Proceeds from (payments on) accounts receivable facility	—	(43,980)	5,287
Principal payments on term loans	(4,803)	(6,404)	(6,404)
Net cash provided by (used in) financing activities	(8,053)	(51,511)	(10,812)
Effect of exchange rate changes on cash and cash equivalents	2,696	(3,282)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	1,141	(43,186)	(31,033)
Cash, cash equivalents and restricted cash, beginning of period	103,337	146,523	177,556
Cash, cash equivalents and restricted cash, end of period	$104,478	$103,337	$146,523
Supplemental disclosure of cash flow information:
Cash and cash equivalents	$100,816	$100,766	$136,308
Restricted cash	3,662	2,571	10,215
Cash, cash equivalents and restricted cash, end of period	$104,478	$103,337	$146,523

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Twelve Months Ended January 31,
	2026	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,498	$63,114	$64,229
Cash paid (received) for income taxes, net of refunds	1,790	3,702	5,839

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, or “our”) provides a skills management platform and associated learning solutions intended to help organizations manage the human and artificial intelligence (“AI”) skills lifecycle, including visibility into the skills they have and the skills they need, closing skills gaps, matching skills to work, and understanding how skills development impacts business performance. Our Class A Common Stock, par value $0.0001 per share (“common stock”), has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. We have two operating and reportable segments: Talent Development Solutions (“TDS”) and Global Knowledge (“GK”).

References in the accompanying footnotes to Skillsoft’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2026 is the fiscal year ended January 31, 2026).

Principles of Consolidation and Basis of Financial Statement Preparation

The accompanying consolidated financial statements include the accounts of Skillsoft Corp. and its subsidiaries, all of which are wholly-owned. Any subsidiaries that are formed or acquired during the year are consolidated from their respective dates of formation or acquisition. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures with respect to contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair values used in the impairment testing of our nonfinancial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact subsequent periods.

(2) Summary of Significant Accounting Policies

Revenue Recognition

Skillsoft enters into contracts that provide customers access to a broad spectrum of learning options including cloud-based learning content, talent management solutions, virtual, on-demand and classroom training, and individualized coaching. Skillsoft recognizes revenue that reflects the consideration that we expect to be entitled to receive in exchange for these services. We apply judgment in determining our customers’ ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience, credit, or financial information. We are not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price.

Skillsoft’s cloud-based software as a solution generally does not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as we continually provide access to, and fulfill our obligation to, the customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date the service is made available to the customer. Skillsoft’s subscription contracts typically vary from one year to three years. Skillsoft’s cloud-based solutions arrangements are generally non-cancellable and non-refundable.

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

While our revenue primarily relates to software as a service (“SaaS”) subscription services where the entire arrangement fee is recognized on a straight-line basis over the contractual term, we sometimes enter into contractual arrangements that have multiple distinct performance obligations, one or more of which have different periods over which the services or products are delivered. These arrangements may include a combination of subscriptions and non-subscription products such as professional services. We allocate the transaction price of the arrangement based on the relative standalone selling price (“SSP”) of each distinct performance obligation.

Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as costs of revenues. Skillsoft presents revenues net of any taxes collected from customers and remitted to government authorities.

As our contractual agreements predominately call for advanced billing, contract assets are rarely generated.

Deferred Revenue

Skillsoft records as deferred revenue amounts that have been billed in advance for products or services yet to be provided. Deferred revenue includes the unrecognized portion of revenue associated with service fees for which we have received payment or for which amounts have been billed and are due for payment.

Deferred Contract Acquisition Costs

Sales compensation costs are incurred upon the successful acquisition of a new customer, the extension of an existing customer contract, or the expansion of an existing customer relationship. Skillsoft defers certain TDS sales compensation costs to align the recognition of customer contract acquisition costs with the associated revenue recognition period of the underlying customer licensing or service agreement. Deferred sales compensation costs are amortized on a straight-line basis over the contract life. Sales compensation costs related to our GK products and services are expensed as incurred, which typically aligns with the delivery of those services. Sales compensation costs and amortization of deferred sales compensation costs are included within “sales and marketing expenses” in the consolidated statements of operations.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the caption “other income (expenses), net” in the accompanying consolidated statements of operations. For the fiscal years ended January 31, 2026, 2025 and 2024, gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately ($3.8) million, $1.0 million and ($1.5) million, respectively.

Cash, Cash Equivalents and Restricted Cash

Skillsoft considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents also include amounts in transit from certain payment processors for credit and debit card transactions, which typically settle within five business days. As of  January 31, 2026 and  January 31, 2025, we did not have any available-for-sale investments.

As of each  January 31, 2026 and January 31, 2025, we had approximately $100.8 million of unrestricted cash and cash equivalents.

As of January 31, 2026 and January 31, 2025, we had approximately $3.7 million and $2.6 million of restricted cash, respectively. As of January 31, 2026, our restricted cash consisted primarily of amounts held as reserves by various vendors that process our customers’ payments via credit card transactions.

Acquisition and Integration Related Costs

Skillsoft expenses acquisition and integration related costs as incurred, which consist of professional fees for legal, investment banking and other advisor costs incurred in connection with business combinations and the subsequent integration-related activities.

Risks and Uncertainties

Skillsoft is subject to a number of risks and uncertainties common to companies in similar industries and stages of development, including, but not limited to, the uncertainty of economic, political and market conditions; data security and privacy risk; regulatory risks; management of growth; dependence on key individuals; management of international operations; intellectual property risks; competition from substitute products and services of larger companies; product development risk; ability to keep pace with technological developments; and customer adoption of new products. We record a loss contingency when it is deemed probable and reasonably estimable, based on our best estimate.

Leases

Skillsoft has operating leases primarily related to office facilities. These leases generally have remaining lease terms of one to five years and do not include material renewal options that are reasonably certain of exercise. Lease obligations are not material to Skillsoft’s consolidated financial position, results of operations, or liquidity. Accordingly, lease related balances are included within other assets and liabilities, and related cash payments are included in operating cash flows.

Content and Software Development Expenses

Content and software development expenses consist primarily of personnel and contractor-related expenditures to develop our content, platform and other product offerings and are expensed as incurred. We outsource certain aspects of content production to third parties who produce original content on behalf of Skillsoft. Third party costs incurred in these development efforts with external resources may include prepayments and are recognized as expense in proportion to the level of services completed.

Software development costs are expensed as incurred, except for costs attributable to upgrades and enhancements that qualify for capitalization. See the “Capitalized Software Development Costs” section below for further discussion on this matter.

For fiscal 2026, fiscal 2025 and fiscal 2024, Skillsoft incurred $20.3 million, $23.4 million and $26.3 million, respectively of proprietary content development expenses.

Capitalized Software Development Costs

Skillsoft capitalizes certain internal use software development costs related to its SaaS platforms incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. Skillsoft also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally 3 to 5 years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as intangible assets on the accompanying consolidated balance sheets. For fiscal 2026, fiscal 2025 and fiscal 2024, we capitalized $16.8 million, $16.8 million and $13.7 million of internal use software and development costs, respectively, and recognized amortization of $12.1 million, $8.6 million and $4.9 million, respectively.

Content Partner Expenses

For fiscal 2026, fiscal 2025 and fiscal 2024, we recognized $24.5 million, $24.8 million and $30.9 million, respectively of royalty and course material expenses for third party content used or provisioned in our content library. Content partner expenses are included within “costs of revenues” in the consolidated statements of operations.

Short-Term and Long-Term Debt

Short-term debt has contractual or expected maturities of one year or less. Long-term debt has contractual or expected maturities greater than one year. Skillsoft amortizes deferred debt financing costs (including issuance costs and creditor fees) and original issuance discounts, both recorded as a reduction to the carrying amount of the related debt liability, as interest expense over the terms of the underlying obligations using the effective interest method.

Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable interest rate swap agreements and warrants.

The carrying amount of accounts receivable is net of an allowance for credit losses, which is based on historical collections and known credit risks. Skillsoft’s allowance for credit losses is not material to the consolidated financial statements. There were no material changes in the allowance for credit losses during the periods presented, and credit loss activity did not have a material impact on Skillsoft’s results of operations or financial position.

See Note 18 “Fair Value Measurements” for a discussion related to the fair value of Skillsoft’s borrowing agreements.

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of each instrument’s specific terms and applicable accounting guidance. The assessment considers whether the instruments are freestanding financial instruments that meet the definition of a liability, whether the instruments meet all of the requirements for equity classification, including whether an instrument is indexed to Skillsoft’s own common stock and whether the holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instrument and as of each subsequent quarterly period end date while the instrument is outstanding.

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

Skillsoft has elected to not designate its derivatives as hedging relationships. As such, the changes in the fair value of the derivatives are recorded directly in the consolidated statements of operations.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

For fiscal 2026, fiscal 2025 and fiscal 2024, no customer individually comprised greater than 10% of revenue. As of January 31, 2026 and 2025, no customer individually comprised more than 10% of accounts receivable.

Skillsoft considers its customers’ financial condition and generally does not require collateral. We maintain an allowance for credit losses that is our best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, an allowance for credit loss is recorded utilizing different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowances are adjusted as additional information becomes known or payments are made.

We have no off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.

Intangible Assets, Goodwill and Indefinite‑Lived Intangible Impairment Assessments

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in an acquiree, over the fair value of identifiable net assets acquired, which includes the fair value of specifically identifiable intangible assets, as goodwill.

Skillsoft amortizes its finite-lived intangible assets, including acquired customer contracts and internally developed software, over their estimated useful life. We review the carrying values of intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator.

In addition, Skillsoft reviews the carrying values of its indefinite-lived intangible assets, including goodwill and the Skillsoft trademark, during the fourth quarter of each fiscal year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

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

See Note 4 “Intangible Assets” for a discussion of impairment charges recognized for fiscal 2026 and fiscal 2024.

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

In addition, Skillsoft accounts for certain employee-related restructuring charges as an ongoing benefit arrangement, based on its prior practices and policies for the calculation and payment of severance benefits. We recognize employee-related restructuring charges when the likelihood of future payment is probable, and the amount of the severance benefits is reasonably estimable.

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

Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $10.9 million, $10.6 million and $15.4 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Advertising expense is included in the caption “selling and marketing” in the consolidated statements of operations.

Income Taxes

Skillsoft provides for deferred income taxes resulting from temporary differences between the basis of its assets and liabilities for financial reporting purposes as compared to tax purposes, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.

Skillsoft follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of Skillsoft is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the consolidated statements of operations.

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires additional information in the rate reconciliation table and additional disclosures about income taxes paid. We adopted this guidance effective  February 1, 2025. The impact of our adoption of this guidance is reflected in Note 5 “Taxes”. The adoption did not have a material impact to our consolidated financial statements, but it resulted in the presentation of more detailed income tax disclosures.

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

(3) Discontinued Operations

On August 15, 2022, we completed the sale of our SumTotal business to a third party. The disposal of SumTotal assets met the criteria to be reported as held for sale and discontinued operations. The April 2023 final working capital adjustments are included in the captions “gain (loss) on sale of business” in the consolidated statements of operations separate from the results of continuing operations and “Sale of SumTotal, net of cash transferred” within investing activities in the consolidated statements of cash flows for fiscal 2024.

(4) Intangible Assets

Intangible assets consisted of the following (in thousands, except for remaining life):

	January 31, 2026				January 31, 2025
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	1.9	$381,712	$314,716	$66,996	2.0	$365,108	$238,941	$126,167
Customer contracts/relationships	7.5	270,112	135,994	134,118	8.6	267,286	96,777	170,509
Trademarks and trade names	10.3	53,141	14,815	38,326	11.5	52,378	10,161	42,217
Publishing rights	0.4	41,100	38,109	2,991	1.4	41,100	29,889	11,211
Backlog	0.0	—	—	—	0.9	49,700	49,128	572
Skillsoft trademark	Indefinite	65,600	—	65,600	Indefinite	76,545	—	76,545
Total intangible assets		$811,665	$503,634	$308,031		$852,117	$424,896	$427,221

Amortization expense related to our existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended January 31:

Amortization Expense
2027	$84,561
2028	43,787
2029	32,068
2030	24,560
2031	18,720
Thereafter	38,735
Total future amortization	$242,431

Amortization expense related to intangible assets in the aggregate was $127.3 million for fiscal 2026, $127.2 million for fiscal 2025, and $152.5 million for fiscal 2024.

Our goodwill as of the dates indicated is as follows (in thousands):

	For the Year Ended January 31, 2026
	As of End-of-Year				As of Beginning-of-Year
	Gross	Accumulated	Net		Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill
TDS	$986,055	$(698,405)	$287,650	$—	$986,055	$(698,405)	$287,650
GK	114,115	(105,465)	8,650	(20,771)	114,115	(84,694)	29,421
Total	$1,100,170	$(803,870)	$296,300	$(20,771)	$1,100,170	$(783,099)	$317,071

	For the Year Ended January 31, 2025
	As of End-of-Year				As of Beginning-of-Year
	Gross	Accumulated	Net		Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill
TDS	$986,055	$(698,405)	$287,650	$—	$986,055	$(698,405)	$287,650
GK	114,115	(84,694)	29,421	—	114,115	(84,694)	29,421
Total	$1,100,170	$(783,099)	$317,071	$—	$1,100,170	$(783,099)	$317,071

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

The fair value of our reporting units is determined using a weighted average valuation model using the income approach (discounted cash flow approach) and the market approach. These approaches require management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ materially from these assumptions. Management endeavors to use assumptions that are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. This process was followed for our impairment test of intangible assets completed during fiscal 2026, 2025, and 2024.

The fair value of our indefinite-lived trademark intangible (our only indefinite-lived intangible asset other than goodwill) is determined using an income approach referred to as the relief-from-royalty method. The relief-from-royalty method requires management to estimate the portion of our earnings attributable to this trademark based on a royalty rate we would have paid for the use of the asset if we did not own it. The determination of fair value involves significant estimates and assumptions, including projected revenue growth rates, the royalty savings rate, and the discount rate applied to future cash flows, which are forward-looking and could be affected by future economic and market conditions. This process was followed during our impairment test completed during fiscal 2026, 2025, and 2024.

In determining reporting units, Skillsoft first identifies its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where the CODM regularly reviews the operating results. Our CEO determined that this was not the case, and that our reporting units coincided with our segments.

Impairments During the Fiscal Year Ended January 31, 2026

During the fourth quarter of fiscal 2026, we identified triggering events indicating that the carrying value of our TDS reporting unit may not be recoverable. These events were primarily attributable to a prolonged and significant decline in Skillsoft’s stock price and market capitalization. The decline reflected, in part, broader market conditions affecting the corporate digital learning and talent development industry, including heightened budget scrutiny by enterprise customers, longer purchasing and sales cycles, and increasing competition among digital learning platforms and other technology-enabled training solutions. These industry dynamics contributed to weaker market sentiment toward companies in our sector and a sustained decrease in our market capitalization relative to the carrying value of our reporting unit. In addition, these factors contributed to an increase in the discount rate used in our valuation analysis. Additionally, but to a lesser extent, during the fourth quarter of fiscal 2026, our estimated future revenues for the TDS reporting unit declined, particularly within our consumer business associated with our Learner Platform, reflecting updated expectations regarding demand trends and customer purchasing behavior within the digital learning market.

As of January 1, 2026, the estimated undiscounted future cash flows attributable to carrying value of the TDS and GK asset groups were determined to be greater than the carrying values, therefore management concluded that there was no impairment of long-lived assets or amortizable intangibles during the fourth quarter of fiscal 2026.

As of January 1, 2026, we estimated the fair value of our indefinite-lived trademark intangible using the relief-from-royalty method discussed in Impairment Review Requirements and Assumption Uncertainty above and, as of such date, determined that the fair value was lower than the carrying value. As a result, management recorded a $10.9 million non-cash impairment for the indefinite-lived trademark intangible for the three months ended January 31, 2026. This impairment charge is included under impairment of goodwill and intangible assets” in the consolidated statements of operations. After the impairment charge, the indefinite-lived trademark intangible associated with the TDS reporting unit had a carrying value of $65.6 million. Changes in the key assumptions, discussed in Impairment Review Requirements and Assumption Uncertainty above, could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in additional future impairment charges.

Management next estimated the fair value of the TDS and GK reporting units using the weighted average valuation model discussed in Impairment Review R equirements and Assumption Uncertainty above. As of January 1, 2026, we estimated the fair value of the TDS and GK reporting units, as of such date, and concluded that the fair value was in excess of the carrying value for each reporting unit.

As of the date of this filing, Skillsoft continues to monitor events and circumstances subsequent to January 31, 2026, including market capitalization trends and strategic developments related to the GK reporting unit. While these events did not require an impairment adjustment as of January 31, 2026, they may give rise to a triggering event requiring an interim impairment assessment in subsequent periods.

During the third quarter of fiscal 2026, we identified triggering events requiring testing for impairment of our GK reporting unit primarily attributable to the impact of industry macroeconomic uncertainty, the industry shift to integrated learning experience, as well as a continued decline in public sector business that contributed to lower enrollment. As a result of the foregoing, we lowered our expectations for the GK reporting unit’s revenue and estimated future cash flows. As of October 1, 2025, the estimated undiscounted future cash flows attributable to carrying value of the GK asset group were determined to be greater than the carrying values, therefore management concluded that there was no impairment of long-lived assets or amortizable intangibles during the third quarter of fiscal 2026.

Management next estimated the fair value of the GK reporting unit as of October 1, 2025, using the income approach discussed in Intangible Asset Impairment Review Requirements and Assumption Uncertainty above. Management did not use the market approach in the weighting of the fair value of the GK reporting unit given its low profitability. For the reasons described above, the estimated future cash flows of this reporting unit declined, and when applied to the impairment analysis resulted in a lower fair value of the GK reporting unit. As a result, management recorded a $20.8 million non-cash goodwill impairment for the GK reporting unit for the three months ended October 31, 2025. This impairment charge is included under “ impairment of goodwill and intangible assets” in the consolidated statements of operations. After the impairment charge, $8.7 million goodwill associated with the GK reporting unit remains. The key assumptions used in the discounted cash flow analysis included projected revenue growth, EBITDA margin, the EBITDA exit multiple, and the discount rate.

We did not identify any interim triggering events during the third quarter of fiscal 2026 in connection with either the TDS reporting unit or our indefinite-lived trademark intangible.

No Impairment During the Fiscal Year Ended January 31, 2025

As of January 1, 2025, we estimated the fair value of the TDS and GK reporting units, which are the same as our segments, as of such date, the fair value was in excess of the carrying value for each reporting unit.

As of January 1, 2025, we estimated the fair value of our indefinite-lived trademark intangible using the relief-from-royalty method discussed in Impairment Review Requirements and Assumption Uncertainty above and, as of such date, the fair value was in excess of the carrying value. However, the excess was not significant and changes in the key assumptions, discussed in Impairment Review Requirements and Assumption Uncertainty above, could materially affect the estimated fair value of the indefinite-lived trademark intangible asset and result in future impairment charges.

Impairments During the Fiscal Year Ended January 31, 2024

During the fourth quarter of fiscal 2024, we identified triggering events for impairment primarily attributable to the impact of the observed prolonged and substantial decline in Skillsoft’s stock price and market capitalization, industry analysis and observable industry multiples, which increased our discount rate assumption. In addition, the estimated future cash flows for our two reporting units declined. These declines when comparing fiscal 2024 to fiscal 2023 were due primarily to: (i) increased competition that drove down the growth experience and expectations for the industry in which the TDS reporting unit operates; and (ii) our GK reporting unit experiencing continued declines in bookings and GAAP revenues.

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

Management next estimated the fair value of the TDS and GK reporting units using the weighted average valuation model discussed in Impairment Review Requirements and Assumption Uncertainty above. For the reasons discussed above, the discount rate applied to the analysis increased from the prior year, which drove a lower fair value of our reporting units, resulting in goodwill being impaired for the TDS and GK reporting units as of January 1, 2024, as the fair values fell below their respective carrying values. As such, Skillsoft recorded goodwill impairment of $129.1 million for the TDS reporting unit and $12.6 million for the GK reporting unit during the fourth quarter of fiscal 2024.

(5) Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
Domestic	$(83,613)	$(24,556)	$(197,841)
Foreign	(69,920)	(103,091)	(167,027)
Income (loss) before income taxes	$(153,533)	$(127,647)	$(364,868)

Significant components of the income tax provision (benefit) consist of the following (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
CURRENT
Federal	$(6,769)	$694	$722
State	470	398	415
Foreign	938	3,159	4,664
Current tax provision (benefit)	(5,361)	4,251	5,801

DEFERRED
Federal	(19)	26	11
State	8	31	(45)
Foreign	(8,337)	(10,047)	(22,032)
Deferred tax provision (benefit)	(8,348)	(9,990)	(22,066)
Income tax provision (benefit)	$(13,709)	$(5,739)	$(16,265)

A reconciliation of the effective tax rate differences for the year ended January 31, 2026 was as follows (dollars in thousands):

	Twelve Months Ended January 31, 2026
	Amount	Rate
Tax at Statutory Rate: United States (21.0%)	$(32,242)	21.0%
Increase (decrease) in tax resulting from:
State tax expense (1)	247	(0.2)%
Foreign tax effects:
Ireland:
Foreign rate differential	8,569	(5.6)%
Unremitted earnings	5,003	(3.3)%
Nontaxable or nondeductible items - foreign	1,609	(1.0)%
Other adjustments	(349)	0.2%
Luxembourg:
Nontaxable or nondeductible items - foreign	(7,112)	4.6%
Other adjustments	835	(0.5)%
Other foreign jurisdictions:
Other adjustments	(810)	0.5%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effects of cross-border tax laws:
Tax impacts of effectively connected income	(3,770)	2.5%
Other tax effects of cross border tax laws	769	(0.5)%
Changes in valuation allowance	24,259	(15.8)%
Nontaxable or nondeductible items:
Goodwill impairment	4,147	(2.7)%
Other nontaxable or nondeductible items	951	(0.6)%
Unrecognized tax benefit	(7,641)	5.0%
Other adjustments:
Provision to return	(2,669)	1.7%
Disregarded entity impacts	(5,919)	3.9%
Other adjustments	414	(0.3)%
Total	$(13,709)	8.9%

(1) State taxes in Massachusetts and Texas made up the majority (greater than 50%) of the tax effect in this category.

Skillsoft’s effective tax rate differed from the statutory rate as follows:

	Twelve Months Ended January 31,
	2025	2024
United States	21.0%	21.0%
Increase (decrease) resulting from:
US state income taxes, net of federal benefit	1.6%	0.9%
Foreign rate differential	4.9%	1.8%
Global intangible low-taxed income	(4.8)%	(1.8)%
Non-deductible expenses	(1.3)%	0.1%
Non-deductible officer compensation	(0.4)%	0.0%
Warrants	0.0%	0.3%
Unremitted earnings	(2.1)%	(0.6)%
Unrecognized tax benefit	(0.7)%	(0.8)%
Change in valuation allowance	(16.7)%	(6.7)%
Impairment of goodwill	0.0%	(8.1)%
Return to provision adjustment	2.1%	0.6%
Expired deferred tax assets	0.1%	(2.3)%
Stock-based compensation	(1.6)%	(0.9)%
Internal restructuring	0.0%	0.0%
Rate change	2.7%	2.1%
Other	(0.3)%	(1.1)%
Effective tax rate	4.5%	4.5%

Significant components of the net cash paid (received) for income taxes for the year ended January 31, 2026, consisted of the following (in thousands):

Total federal	$450

State:
Massachusetts	113
Other (1)	(3)
Total state	110

Foreign:
Belgium	97
Canada	489
Egypt	97
France	(361)
Germany	(739)
India	772
Netherlands	517
Saudi Arabia	153
Other (2)	205
Total foreign	1,230

Total tax paid (net of refunds received)	$1,790

(1) State jurisdictions below the threshold for the period presented.

(2) Local country jurisdictions below the threshold for the period presented.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of Skillsoft’s deferred tax assets and liabilities as of the periods presented were as follows (in thousands):

	As of January 31,
	2026	2025
ASSETS
Loss carryforwards	$112,968	$97,516
Deferred interest expense	76,504	62,571
Reserves and accruals	5,399	7,211
Lease liabilities	1,163	1,204
Tax credits	—	—
Transaction costs	3,167	3,322
Capitalized research and development expenses	12,380	16,668
Other intangibles	25,779	24,323
Other	42	68
Gross deferred tax assets	237,402	212,883
Less: Valuation allowance	(207,629)	(178,222)
Net deferred tax assets	29,773	34,661
LIABILITIES
Intangibles	(42,081)	(58,207)
Property and equipment, net	(7,669)	(6,349)
Accrued interest	—	(749)
Right-of-use asset	(954)	(839)
Unremitted earnings	(11,306)	(5,987)
Other	(1,696)	(4,569)
Gross deferred tax liabilities	(63,706)	(76,700)
Total deferred tax liabilities, net	$(33,933)	$(42,039)

In assessing the realization of deferred tax assets, Skillsoft considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Skillsoft considers the scheduled reversal of deferred tax assets and liabilities in assessing the realization of deferred tax assets. As of the periods presented, Skillsoft had established a valuation allowance of $207.6 million and $180.0 million, respectively, against its deferred tax assets due to uncertainty about whether the deferred tax assets will be realized. The change in total valuation allowance from January 31, 2025 to January 31, 2026 was an increase of $29.4 million.

As of January 31, 2026, Skillsoft had U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of $278.5 million, $353.2  million and $73.9 million, respectively. If not utilized, certain of the federal, state and foreign NOL carryforwards will expire beginning in fiscal 2027 with the remainder not subject to an expiration.

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all their research and development costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, Skillsoft began capitalizing and amortizing research and development costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs for tax purposes. During fiscal 2026, Congress passed the H.R.1 (the “Tax Reform Act of 2025” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”)). Per the guidance in the bill, domestic entities are no longer required to capitalize research and development (“R&D”) costs. Skillsoft has elected to continue to amortize previously capitalized amounts over the five-year period initially allowed and will continue to capitalize and amortize international R&D over a fifteen-year period.

The utilization of Skillsoft’s NOL carryforwards, other attributes, and credit carryforwards may be subject to a limitation due to the “ownership change” provisions under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitation may result in the expiration of the NOLs, other attributes, and credit carryforwards prior to their utilization. Certain attributes and carryforwards will be permanently disallowed due to historical Section 382 ownership changes and have been removed from Skillsoft’s deferred tax assets. As of January 31, 2026, we had written off $31.4 million of NOLs, deferred interest, and credit carryforwards that will expire unused due to Section 382 limitations along with the corresponding valuation allowance.

We provide for income taxes on the undistributed earnings and other differences between the financial reporting and tax basis of our investments in foreign subsidiaries unless those amounts are considered indefinitely reinvested outside the United States. As of January 31, 2026, Skillsoft had accrued $11.3 million related to undistributed earnings from foreign subsidiaries as they are not considered indefinitely reinvested outside the United States. Any basis differences not related to undistributed earnings continues to be considered indefinitely reinvested outside the United States.

We are subject to a U.S. tax requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. Skillsoft has elected to treat the tax effect of GILTI as a current-period expense when incurred.

Uncertain Tax Positions

As of January 31, 2026, Skillsoft had $6.7 million of unrecognized tax benefits associated with uncertain tax positions and an additional $0.6 million of accrued interest and penalties, all of which, if recognized, would affect Skillsoft’s effective tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefit is as follows (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
Unrecognized tax benefits, beginning balances	$12,626	$14,820	$12,320
Increases for tax positions taken during a prior period	—	—	2,399
Decreases for tax positions taken during a prior period	—	(4)	(95)
Decreases resulting from the expiration of statute of limitations	(6,449)	—	—
Decreases for tax positions settled with tax authorities	—	(2,080)	—
Other	528	(110)	196
Unrecognized tax benefits, ending balance	$6,705	$12,626	$14,820

We recognized ($1.2) million, $0.9 million and $0.7 million of interest (recoveries)/expense and penalties during fiscal 2026, fiscal 2025, and fiscal 2024, respectively. We have accrued $0.6 million and $1.8 million for the payment of interest and penalties as of January 31, 2026, and January 31, 2025, respectively. We estimate that $1.6 million of our unrecognized tax benefits that we have accrued as of January 31, 2026, will be released within the next 12 months due to expiration of the applicable statute of limitations.

Skillsoft and its subsidiaries filed tax returns for the United States, multiple states and localities, and for various non-United States jurisdictions. Skillsoft has identified the United States and Ireland as its major tax jurisdictions. Our tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. Skillsoft’s U.S. federal tax returns are open for years after January 31, 2022.

(6) Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets on the accompanying consolidated balance sheets consist of the following (in thousands):

	As of January 31,
	2026	2025
Deferred commission costs – current	$22,426	$21,943
Prepaid software maintenance costs	10,609	7,086
Prepaid SaaS costs	5,090	4,451
Prepaid royalties	3,633	2,842
Prepaid taxes	4,214	4,551
Prepaid insurance costs	1,075	1,249
Prepaid employee benefits	801	861
Other prepaid expenses	4,400	5,343
Other receivables	1,025	817
Other current assets	313	1,384
Total prepaid expenses and other current assets	$53,586	$50,527

(7) Other Assets

Other assets on the accompanying consolidated balance sheets consist of the following (in thousands):

	As of January 31,
	2026	2025
Deferred commission costs – non-current	$16,069	$16,395
Operating right-of-use assets	5,251	4,936
Property and equipment, net (1)	3,144	3,196
Fair value of interest rate swaps	—	2,489
Deposits	822	756
Other	474	1,152
Total other assets	$25,760	$28,924

(1) Accumulated depreciation was not material.

(8) Accrued Expenses

Accrued expenses on the accompanying consolidated balance sheets consisted of the following (in thousands):

	As of January 31,
	2026	2025
Accrued value added taxes	$7,338	$7,389
Accrued income, franchise, and payroll withholding taxes	3,213	2,139
Accrued restructuring charges	1,640	—
Operating lease liabilities	1,625	1,791
Accrued professional fees	825	1,238
Accrued royalties	751	1,357
Accrued interest	152	162
Accrued content related costs	151	660
Accrued accounts payable	5,791	6,355
Other accrued liabilities	4,908	4,931
Total accrued expenses	$26,394	$26,022

(9) Restructuring

In connection with the previously disclosed review of strategic alternatives for the GK segment, including a potential sale, the implementation of our comprehensive resource reallocation plan the (“CRRP”), the integration of recent acquisitions, and our workplace flexibility policy, we continued to execute initiatives aimed at reducing costs and aligning our operating expenses with current economic conditions and our operating model. These initiatives were intended to enhance operating efficiency, competitiveness, and overall profitability and included workforce reductions and facility consolidations.

The following is a summary of restructuring charges by segment for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
TDS	$15,362	$13,256	$8,335
GK	1,956	5,017	5,643
Total	$17,318	$18,273	$13,978

These restructuring charges are presented separately in the accompanying consolidated statements of operations. The above restructuring charges included employee termination costs of $9.2 million, $11.9 million, and $8.7 million, as well as lease termination and impairment charges of $1.1 million, $1.4 million, and $3.6 million during fiscal 2026, fiscal 2025 and fiscal 2024, respectively. In addition, our restructuring charges for fiscal 2026 included $3.9 million associated with contract termination costs.

The restructuring charge liability activity consisted of the following for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2026	2025
Restructuring liability as of beginning-of-period	$2,436	$3,314
Restructuring expense during-the-period	17,318	18,273
Cash paid during-the-period	(10,433)	(19,151)
Restructuring liability as of end-of-period (1)	$9,321	$2,436

(1) As of January 31, 2026, $5.3 million was included in “accrued compensation”, $1.6 million was included in “accrued expenses and other current liabilities”, and $2.4 million was included in “other long-term liabilities” on the consolidated balance sheets. As of  January 31, 2025, the related balance was included in “accrued compensation” on the consolidated balance sheets.

Management is in the process of implementing planned restructuring actions under the CRRP, and continues its review of strategic alternatives for the GK segment. We will continue to evaluate our cost structure and operating model to align operating expenses with existing economic conditions, which could result in further restructuring actions.

(10) Employee Benefit Plan

We have a 401(k) plan covering all US-based employees of Skillsoft who have met certain eligibility requirements. Under the terms of the plan, employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, Skillsoft may make discretionary contributions. Under this plan, aggregate Skillsoft contributions of approximately $2.6 million were made for each of the fiscal years ended January 31, 2026, 2025, and 2024.

In addition, we have various retirement and post-employment plans covering certain international employees. Certain of the plans allow Skillsoft to match employee contributions up to a specified percentage as defined by the plans. Under these plans, aggregate Skillsoft contributions of approximately $3.6 million, $3.3 million and $3.5 million were made for the fiscal years ended  January 31, 2026, 2025, and 2024, respectively.

(11) Commitments and Contingencies

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

There are no material proceedings to which any director, officer or affiliate of Skillsoft, any owner of record or beneficially of more than five percent of our common stock, or any associate of any of the foregoing, is a party adverse to Skillsoft or any of its subsidiaries or has a material interest adverse to Skillsoft or any of its subsidiaries.

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

(12) Long-Term Debt

Debt consisted of the following (in thousands):

	As of January 31,
	2026	2025
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$576,990	$581,793
Original issue discount - long-term portion	(4,032)	(5,527)
Deferred financing costs - long-term portion	(2,189)	(2,999)
Long-term debt	$570,769	$573,267

Term Loans

On July 16, 2021, a Skillsoft subsidiary, Skillsoft Finance II, Inc. (“Skillsoft Finance II”) entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a term loan in the original principal amount of $480 million (the “Original Term Loan”). In connection with the closing of our Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”), which provided additional Term B-1 Loans in the original principal amount of $160 million. The Original Term Loan and the Term B-1 Loans were each drawn in full on their respective closing dates, and are scheduled to mature on July 16, 2028 (the “Maturity Date”).

In addition to the provision of the Term B-1 Loans, the First Amendment, among other things, (a) provided for early opt-in to the Secured Overnight Financing Rate (“SOFR”) for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for the applicable margin for the Initial Term Loans at 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

We received $153.2 million of net proceeds (net of $4.0 million of financing costs and $2.8 million of original issuance discounts) from the Term B-1 Loans on April 4, 2022. We used the net proceeds and cash on hand for the closing of the Codecademy acquisition on April 4, 2022.

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

Prior to the maturity thereof, the Initial Term Loans are subject to quarterly principal repayments of $1.6 million.

All obligations under the Amended Credit Agreement, and the guarantees of those obligations (as well as certain cash management obligations and interest rate hedging or other swap agreements), are secured by substantially all of Skillsoft Finance II’s personal property as well as the assets of each subsidiary guarantor.

Amounts outstanding under the Amended Credit Agreement bear interest, at the option of Skillsoft Finance II, at a rate equal to (a) SOFR (subject to a floor of 0.75%) plus a credit premium based on the tenor of the interest period plus 5.25% for SOFR Loans or (b) the highest of (i) the Federal Funds Effective Rate plus 10.50%, (ii) the “prime rate” quoted by the administrative agent, (iii) Adjusted Term SOFR plus 1.00% and (iv) 1.75%, plus 3.75% for alternative base rate loans. As of January 31, 2026, the outstanding principal balance of $583.4 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%.

Voluntary prepayment of the Initial Term Loans is permitted under the Amended Credit Agreement. We are also required to make annual prepayments of outstanding obligations under the Amended Credit Agreement of specified excess cash flow for the prior fiscal year. In addition, prepayments of outstanding obligations under the Amended Credit Agreement may also be required in the amount of specified net cash proceeds received above a specified threshold. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement. These include, among other things, limitations on indebtedness, liens, sale and leaseback transactions, investments, fundamental changes, assets sales, restricted payments, affiliate transactions, and restricted debt payments. Events of default under the Term Loan Facility include non-payment of amounts due to the lenders, violation of covenants, materially incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events, and invalidity of loan or collateral documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. As of January 31, 2026, we are in compliance with all covenants.

The Amended Credit Agreement contains customary events of default. In the event of a payment or other specified defaults, outstanding obligations accrue interest at the then applicable rate plus 2.00%. If an event of default occurs and is continuing (and is not waived), the administrative agent may declare all amounts outstanding thereunder to be immediately due and payable.

Our debt outstanding under the Amended Credit Agreement as of January 31, 2026 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2027	$6,404
2028	8,005
2029	568,985
2030	—
2031	—
Thereafter	—
Total payments	583,394
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(6,221)
Long-term portion	$570,769

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company, pursuant to which certain of our accounts receivable are pledged as security for loans made by participating lenders.

In November 2024, the A/R agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt, (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum, (c) increase the highest advance rate on certain eligible receivables from 85% to 90%, (d) reduce the minimum outstanding balance requirement from $10 million to $1 million, and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of January 31, 2026, $1.0 million was drawn under the A/R agreement and is classified as “borrowings under accounts receivable facility” on the consolidated balance sheet. As of January 31, 2026, approximately $74.0 million was available to be drawn under the A/R Agreement. Under this agreement, when borrowing more than the required minimum, Skillsoft receives proceeds equal to the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was 6.31% as of  January 31, 2026. Skillsoft accounts for these transactions as borrowings since the assets pledged contain the right to future receivables. Borrowings and repayments are presented as cash flows from financing activities in the accompanying consolidated statements of cash flows.

When borrowing more than the minimum, the lenders require us to deposit receipts from pledged receivables to a restricted bank account within two business days of receipt. A reconciliation detailing collections against the prior month’s borrowing base and additional receivables to be pledged is submitted monthly. If additional pledged receivables exceed the prior month’s collections, funds from the restricted bank account are returned to us. Skillsoft is required to maintain a restricted concentration balance equal to three months’ interest in a bank account classified as restricted cash on the consolidated balance sheet. The balance in this account was less than $0.1 million as of  January 31, 2026.

(13) Long-Term Liabilities

Other long-term liabilities on the accompanying consolidated balance sheets consist of the following (in thousands):

	As of January 31,
	2026	2025
Uncertain tax positions, including interest and penalties – long-term	$2,327	$9,907
Operating lease liabilities	6,466	6,431
Accrued restructuring charges	2,404	—
Fair value of interest rate swaps	1,244	—
Other	2,085	1,941
Total other long-term liabilities	$14,526	$18,279

(14) Shareholders’ Equity

Common Stock

As of January 31, 2026, Skillsoft’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of such date, 9,095,922 shares of common stock were issued, including treasury shares, and 8,796,145 shares were outstanding. As of January 31, 2026, Skillsoft had no shares of preferred stock outstanding.

Subject to applicable law, Skillsoft may declare dividends to be paid ratably to holders of common stock out of our assets that are legally available to be distributed as dividends in the discretion of Skillsoft’s Board of Directors (“Board”).

Warrants

See Note 15 “Warrants” for information related to the equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, Skillsoft’s Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization will terminate on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of January 31, 2026, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	For the Year Ended January 31, 2026
	Before Tax	Income Tax	Net
Balance as of January 31, 2025	$(16,918)	$—	$(16,918)
Translation adjustment	3,997	—	3,997
Balance as of January 31, 2026	$(12,921)	$—	$(12,921)

	For the Year Ended January 31, 2025
	Before Tax	Income Tax	Net
Balance as of January 31, 2024	$(13,050)	$—	$(13,050)
Translation adjustment	(3,868)	—	(3,868)
Balance as of January 31, 2025	$(16,918)	$—	$(16,918)

(15) Warrants

In connection with the formation of Skillsoft and subsequent acquisitions of Software Luxembourg Holding S.A. and Albert DE Holdings Inc., warrants to purchase common stock were issued to investors, sellers of Albert DE Holdings Inc. and an executive of Skillsoft. Warrants that are not subject to ASC 718, Compensation - Stock Compensation and (i) contain features that could cause the warrant to be puttable to Skillsoft for cash or (ii) had terms that prevented the conversion of the warrant from being fixed in all circumstances, are classified as a liability on Skillsoft’s balance sheet and measured at fair value, with changes in fair value being recorded in the statements of operations, whereas all other warrants meet the equity scope exception and are classified as equity and not remeasured.

A summary of outstanding liability-classified warrants is as follows (in thousands, except per share amounts):

	Underlying				Fair Value
	Common	Strike Price	Redemption	Expiration	as of
Type	Shares	per Share	Price	Date	January 31, 2026
Private placement warrants – Sponsor	792	$230	None	6/11/2026	$—

Simultaneously with the closing of Skillsoft’s initial public offering, Churchill Capital Corp II (the “Sponsor”) purchased an aggregate of 15,800,000 private placement warrants. An additional 1,500,000 of private placement warrants were issued to the Sponsor at the closing of the business combination with Software Luxembourg Holding S.A. on June 11, 2021 in connection with the repayment of a promissory note due to the Sponsor. One million of the private placement warrants held by the Sponsor were transferred to the then-incoming and now former CEO as described below. The private placement warrants issued to the Sponsor include conditions that provide for potential changes to the settlement amounts on redemptions and are dependent upon the characteristics of the holder of the warrant. As of January 31, 2026, 453,596 private placement warrants held by the Sponsor had been transferred to public holders (included in “Public warrants” in the table below). Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the warrants are precluded from being indexed to the entity’s stock and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

A summary of outstanding equity classified warrants is as follows (in thousands, except per share amounts):

	Underlying
	Common	Strike Price	Redemption	Expiration
Type (1)	Shares	per Share	Price	Date
Public warrants	1,173	$230	$360	6/11/2026
Private placement warrants (PIPE)	833	230	360	6/11/2026
Private placement warrants (former CEO)	50	230	None	6/11/2026
Total	2,056

(1) The warrants issued to the then-owner of Albert DE Holdings Inc. upon acquisition (the “Global Knowledge Merger”) to purchase 250 shares of common stock expired on October 12, 2025.

A description of each category of warrants issued and outstanding is as follows:

●

Public warrants – Pursuant to its initial public offering, Skillsoft sold units that consisted of one share of common stock and one-third of one redeemable warrant (“public warrants”), resulting in the issuance of 23,000,000 public warrants. Prior to the business combination with Software Luxembourg Holding S.A. on June 11, 2021 (the “Skillsoft Merger”), the Sponsor had classified these warrants as liabilities due to tender offer provisions which state that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. Accordingly, there were potential scenarios outside the control of Skillsoft (which had more than one class of outstanding common stock prior to the Skillsoft Merger), where all warrant holders would be entitled to cash, while only certain holders of the underlying shares of common stock would be entitled to cash, requiring the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Upon the completion of the Skillsoft Merger on June 11, 2021, when only one class of voting shares remained outstanding, the warrants met equity classification criteria as net cash settlement can only be triggered in circumstances in which the holders of the shares underlying the contract also would receive cash in the event of a fundamental change in the ownership of Skillsoft, such as a change in control. Accordingly, the fair value of the warrants was transferred to equity and cumulative losses recognized from changes in fair value remain in Skillsoft’s accumulated deficit balance. During the fiscal year ended January 31, 2026, there was no activity related to the private placement warrants (described below) or public warrants.

●

Private placement warrants (PIPE) – In connection with the second step investment made by the anchor PIPE investor, 16,666,667 warrants were issued to a PIPE investor to purchase common stock. The PIPE private placement warrants are issued in the same form as the public warrants.

●

Private placement warrants (Former CEO) - Effective at the closing of the Skillsoft Merger and Global Knowledge Merger, the Sponsor transferred 1,000,000 fully vested private placement warrants to the former CEO pursuant to his employment agreement with Skillsoft.

Public warrants and PIPE private placement warrants (hereinafter referred to as “redeemable warrants”) are currently exercisable and may only be exercised for 1/20th of a whole number of shares for each warrant. Skillsoft  may redeem these warrants:

●	in whole and not in part;
●	at a price of $0.20 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●

if, and only if, the reported last sale price of Skillsoft’s common stock equals or exceeds $360.00 per share for any 20 trading days within a 30‑trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If and when the redeemable warrants become redeemable by Skillsoft, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If Skillsoft calls the redeemable warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below their exercise price. Additionally, in no event will Skillsoft be required to net cash settle the warrants.

The Sponsor and former CEO private placement warrants have the same terms as the public warrants, except they will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Sponsor private placement warrants are transferred to someone other than the initial purchasers or their permitted transferees, they will be redeemable by Skillsoft and exercisable by such holders on the same basis as the public warrants.

(16) Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan, which was amended on June 6, 2024 (as so amended the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of Skillsoft. Under the 2020 Plan, 655,295 shares were initially made available for issuance, increased by amendment to 2,908,333 shares. The 2020 Plan also includes an annual increase on January 1 each year beginning on January 1, 2022, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Our Talent and Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan (to date such discretion has not been exercised). As of January 31, 2026, a total of 508,128 shares of common stock remain available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan amended as of June 5, 2025, to increase the number of shares authorized for issuance thereunder from 200,000 to a total of 400,000 (as so amended the “Inducement Plan”). The Inducement Plan provides for inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with us, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of January 31, 2026, a total of 206,252 shares of common stock remain available for issuance under the Inducement Plan.

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

The following summarizes stock option activity for the fiscal year ended January 31, 2026:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2025	30,750	$215.00	6.4	$—
Forfeited	—	—	—	—
Expired	(22,650)	215.00	—	—
Outstanding, January 31, 2026	8,100	215.00	5.4	—

Vested and exercisable, January 31, 2026	8,100	215.00	5.4	—

The stock option expense was fully recognized in fiscal 2026.

Time-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of Skillsoft’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than RSUs currently granted to our non-employee directors, which vest upon the earlier of the first anniversary of the grant date and Skillsoft’s next annual meeting of stockholders, time-based RSUs generally vest ratably over a three or four-year period, subject to continued employment through each anniversary. The grant-date fair value of RSUs is based on the closing market price of Skillsoft’s common stock on the grant date, and is amortized over the vesting period on a straight-line basis.

The following summarizes time-based RSU activity for the fiscal year ended January 31, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	1,390,273	$24.15	$41,708
Granted	686,123	17.75	—
Vested	(470,784)	28.68	—
Forfeited	(365,819)	23.53	—
Unvested balance, January 31, 2026 (1)	1,239,793	19.07	11,220

(1) Includes 80,724 vested RSUs, where the shares due on settlement have been irrevocably deferred at the election of the recipients.

The total unrecognized stock-based compensation costs related to time-based RSUs was $16.5 million as of  January 31, 2026, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following summarizes MBRSU activity for the fiscal year ended January 31, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	105,923	$62.21	$3,178
Granted	3,333	12.94	—
Vested	(30,875)	37.42	—
Forfeited	(58,519)	82.54	—
Unvested balance, January 31, 2026	19,862	32.57	180

The total unrecognized stock-based compensation costs related to MBRSUs was $0.1 million as of  January 31, 2026, which is expected to be recognized over a weighted-average period of 0.6 year.

Performance-Based Restricted Stock Units

Performance-based RSUs (“PBRSUs”) vest over a two-year period, subject to continued employment through each grant date anniversary and achievement of specified corporate goals during a less than one-year performance-period. The grant-date fair value of PBRSUs is based on the closing market price of Skillsoft’s common stock on the grant date, and is recognized over the requisite service period when it becomes probable that the performance condition will be achieved. The expense and shares vested for our PBRSU awards depend on the achievement of specified results; the ultimate expense and number of shares vested can range from 0% to 200% of the target amount granted.

The following summarizes PBRSU activity for the fiscal year ended January 31, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2025	51,250	$17.12	$1,538
Granted (1)	461,698	19.90	—
Vested	(144,277)	17.56	—
Forfeited	(62,907)	18.48	—
Unvested balance, January 31, 2026	305,764	19.80	2,767

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $0.2 million as of  January 31, 2026, which is expected to be recognized over a weighted-average period of 2.1 years.

Liability-Classified Market-Based Awards

In the third quarter of fiscal 2025, we granted market-based awards to Ronald W. Hovsepian, initially intended to be settled in cash upon vesting, unless determined by the Board or a committee thereof to be settled in shares. These awards are eligible to be earned based on the volume-weighted average of our daily trading prices over a 30-consecutive trading day period (“30-day VWAP”) prior to specified dates. During the second quarter of fiscal 2026, the Board certified the achievement of the first 30-day VWAP hurdle for a total award corresponding to such hurdle of $6 million. Payment of this award is divided into two, equal 50% tranches, each valued at $3.0 million. The first 50% of the award was settled in shares during the second quarter of fiscal 2026. The second 50% of the award will be settled after the required service period. The unvested awards are classified as liabilities and remeasured at fair value using a Monte Carlo simulation at each reporting date and included in the caption “accrued compensation” on the consolidated balance sheets. Expense is recognized using an accelerated attribution method over the requisite service period. The market-based awards potentially vest over two-year to four-year service periods, subject to continued employment and a specified appreciation of Skillsoft’s share price.

The following summarizes the liability-classified market-based performance award balances as of January 31, 2026 (in thousands):

Estimated liability (1)	$2,661
Estimated unrecognized compensation cost (2)	1,260

(1) Included in the caption “accrued compensation” on the consolidated balance sheets

(2) Expected to be recognized over a weighted-average period of 0.4 year.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
Costs of revenues	$258	$583	$762
Content and software development	2,366	4,581	6,294
Selling and marketing	2,739	3,653	3,794
General and administrative (1)	7,877	10,770	20,217
Total	$13,240	$19,587	$31,067

(1) When comparing fiscal 2026 to fiscal 2025, the decrease was primarily the result of a decline in the fair value of the liability-classified market-based awards. When comparing fiscal 2025 to fiscal 2024, the decrease was primarily the result of higher forfeitures of share-based payments in fiscal 2025, including unvested equity-based awards associated with our former Chief Executive Officer whose employment with Skillsoft ended on May 9, 2024

(17) Revenue

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

Disaggregated Revenue and Geography Information

The following is a summary of revenues by segment and type for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
TDS:
SaaS and subscription services:
Enterprise	$342,800	$341,427	$335,964
Consumer	34,668	41,307	48,058
Professional services	26,277	22,796	20,828
	403,745	405,530	404,850
GK:
Virtual, on-demand and classroom	108,929	125,464	148,387
Total net revenues	$512,674	$530,994	$553,237

Generally, SaaS and subscription services revenues are recognized over the service period, while virtual, on demand, classroom and professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
United States	$330,034	$347,937	$363,665
Europe, Middle East and Africa	135,731	134,580	140,716
Other Americas	25,566	26,037	28,547
Asia-Pacific	21,343	22,440	20,309
Total net revenues	$512,674	$530,994	$553,237

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the fiscal year ended January 31, 2026 was as follows (in thousands):

Deferred revenue as of January 31, 2025	$283,951
Billings deferred	504,715
Recognition of deferred revenue attributable:
Prior year deferred revenue	(271,025)
Current year deferred revenue	(241,649)
Deferred revenue as of January 31, 2026	$275,992

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the fiscal year ended January 31, 2026 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2025	$36,667
Contract acquisition costs	31,679
Recognition of contract acquisition costs	(29,851)
Deferred contract acquisition costs as of January 31, 2026	$38,495

(18) Fair Value Measurements

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

The following summarizes our assets (liabilities) that are measured at fair value on a recurring basis as of January 31, 2026 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$100,816	$—	$—	$100,816
Restricted cash	3,662	—	—	3,662
Interest rate swaps - asset (liability)	—	(1,244)	—	(1,244)
Liability-classified market-based awards	—	(2,661)	—	(2,661)
Total assets (liabilities) recorded at fair value	$104,478	$(3,905)	$—	$100,573

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with their estimated fair values as of January 31, 2026. See Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” for additional detail.

Interest Rate Swaps

On June 17, 2022, Skillsoft entered into two fixed-rate interest rate swap agreements to change the SOFR - based component of the interest rate on a portion of our variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows in interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flow of the Interest Rate Swaps are expected to offset changes in cash flow of the variable rate debt. The Interest Rate Swaps are not designated as a cash flow hedge and unrealized gains and losses from changes in fair value of the Interest Rate Swaps are included in the caption “fair value adjustment of interest rate swaps” in the statements of operations as they occur. For the fiscal year ended January 31, 2026, we recognized a non-cash gain (loss) of ($3.7) million attributable to the Interest Rate Swaps. For the fiscal year ended January 31, 2025, we recognized a non-cash gain (loss) of $1.3 million attributable to the Interest Rate Swaps.

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

Depending on whether the Interest Rate Swaps are in an asset or liability position at the end of the reporting period, they are included in either the captions “other assets” or “other long-term liabilities” on our consolidated balance sheets.

Liability-Classified Market-Based Awards

The fair value of the liability-classified market-based awards are determined using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The most significant inputs for determining the fair value either originate from the grant agreement (e.g., stock price hurdles, vesting amounts, and service dates) or are derived from or corroborated by observable market data (e.g., interest rates, stock prices, equity risk, market betas, size premiums, average stock volatility); therefore we have classified the fair value measurement as Level 2. See Note 16 “Stock-Based Compensation” above for additional information related to the liability-classified market-based awards.

Other Fair Value Instruments

Skillsoft currently invests available cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2026, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of Skillsoft’s outstanding principal amounts as of January 31, 2026, was $378.0 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy.

(19) Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that earn revenue and incur expenses, for which discrete financial information is available, and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”), in determining how to allocate resources and to assess performance. Skillsoft’s CODM is its Chief Executive Officer. No operating segments have been aggregated to determine our reportable segments.

Our CODM organizes Skillsoft’s business management resource allocation and measures performance through two operating and reportable segments: Talent Development Solutions (“TDS”) and Global Knowledge (“GK”). These two businesses, described below, are highly complementary. The CODM uses segment revenues, segment (“business unit”) contribution profit and business unit contribution margin (business unit contribution profit as a percentage of business unit revenue) to evaluate segment performance and allocate resources. There are no intercompany revenue transactions reported between our reportable segments. When our segments enter into transactions to provide products and services to third-parties, revenue is generally allocated to our segments based on relative value.

Business unit contribution profit is determined by subtracting the following from segment revenue: business unit costs of revenues, business unit content and software development expenses, and with respect to our TDS segment, business unit product research and management expenses. Business unit costs of revenues, business unit content and software development expenses, and business unit product research and management expenses are defined as the costs of revenues, content and software development expenses, and product research and management expenses attributable to each segment, respectively (as described below), but excluding in each case the following items, as our CODM does not consider them in measuring segment performance:

●	Depreciation expenses – Costs of property and equipment recorded to expense over their respective estimated useful lives on a straight-line basis.
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

Business unit contribution profit excludes the following, as these items are managed and reviewed by the CODM at the company level: selling and marketing expenses; general and administrative expenses; amortization of intangible assets; impairment of goodwill and intangible assets; acquisition and integration-related costs; restructuring expenses; net other income (expense); interest rate swap fair value adjustments; interest income; and interest expense. Although business unit contribution profit and business unit contribution margin are used to evaluate the performance of our segments, we may incur operating costs in one segment that may also benefit the other segment. Operating segment performance is not evaluated based on segment asset or liability information. Our accounting policies for segment reporting are the same as those applied to Skillsoft as a whole.

Our TDS segment is delivered through two complementary platform offerings: (i) our enterprise-focused Skills Management Platform, which provides organizations with subscription-based access to learning and workforce capability development tools, and (ii) our Learner Platform, which provides interactive, practice-based technology skill development experiences for individual learners and enterprise teams.

Our GK segment provides instructor-led training delivered both in-person and virtually. GK offers vendor-authored and certified courses delivered by certified instructors. The portfolio focuses on technology and professional certification training, including access to authorized content and interactive labs from leading technology vendors, with Leadership and Management content also available. GK maintains longstanding partnerships with major technology companies and certification authorities, which support the delivery of accredited and certification-aligned programs.

Combined, the TDS and GK segments provide enterprise customers with subscription-based access to learning, skills development, and instructor-led training solutions delivered through a unified platform environment.

The following reconciles business unit contribution profit to GAAP net income (loss) for the periods presented (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
TDS
Revenues	$403,745	$405,530	$404,850
Business unit costs of revenues	66,005	61,183	65,426
Business unit content and software development expenses	49,850	52,875	56,551
Business unit product research and management expenses	8,868	9,001	7,278
Business unit contribution profit	279,022	282,471	275,595
GK
Revenues	108,929	125,464	148,387
Business unit costs of revenues	67,949	72,593	86,416
Business unit content and software development expenses	2,643	2,637	2,752
Business unit contribution profit	38,337	50,234	59,219
Consolidated
Revenues	512,674	530,994	553,237
Business unit costs of revenues	133,954	133,776	151,842
Business unit content and software development expenses	52,493	55,512	59,303
Business unit product research and management expenses	8,868	9,001	7,278
Business unit contribution profit	317,359	332,705	334,814
Business unit product research and management expenses	(8,868)	(9,001)	(7,278)
Excluded from cost of revenues and content and software development expenses:
Depreciation	628	693	789
Long-term incentive compensation expenses	3,189	5,537	7,080
System migration	—	118	2,174
Selling and marketing expenses	153,495	162,879	170,982
General and administrative expenses	80,649	92,364	95,896
Amortization of intangible assets	127,346	127,216	152,511
Impairment of goodwill and intangible assets	31,716	—	202,233
Acquisition and integration related costs	1,379	4,247	5,063
Restructuring expenses	17,318	18,273	13,978
Operating income (loss)	(89,493)	(69,621)	(308,614)
Other income (expense), net	(3,696)	677	(1,986)
Fair value adjustment of warrants	—	—	4,754
Fair value adjustment of interest rate swaps	(3,733)	1,287	2,756
Interest income	1,859	3,526	3,557
Interest expense	(58,470)	(63,516)	(65,335)
Income (loss) before provision for (benefit from) income taxes	(153,533)	(127,647)	(364,868)
Provision for (benefit from) income taxes	(13,709)	(5,739)	(16,265)
Net income (loss) from continuing operations	(139,824)	(121,908)	(348,603)
Gain (loss) on sale of business	—	—	(682)
Net income (loss)	$(139,824)	$(121,908)	$(349,285)

Our segment assets primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses, deferred taxes, property and equipment, goodwill and intangible assets. The following sets forth our segment assets as of the periods presented (in thousands):

	As of January 31,
	2026	2025
TDS	$881,839	$1,026,295
GK	81,279	79,774
Total assets	$963,118	$1,106,069

The following sets forth our long-lived tangible assets by geographic region as of the periods presented (in thousands):

	As of January 31,
	2026	2025
United States	$1,494	$1,374
Rest of world	1,650	1,822
Total long-lived tangible assets	$3,144	$3,196

Skillsoft’s long-lived assets are primarily located in the United States. Long-lived assets located in any individual foreign country are not material.

(20) Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards and stock options using the treasury stock method.

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Twelve Months Ended January 31,
	2026	2025	2024
Net income (loss) from continuing operations	$(139,824)	$(121,908)	$(348,603)
Net income (loss) from discontinued operations	—	—	(682)
Net income (loss)	$(139,824)	$(121,908)	$(349,285)

Weighted average common shares outstanding:
Basic and diluted	8,594,008	8,200,077	8,051,593

Net income (loss) per share:
Basic and diluted - continuing operations	$(16.27)	$(14.87)	$(43.29)
Basic and diluted - discontinued operations	—	—	(0.09)
Basic and diluted	$(16.27)	$(14.87)	$(43.38)

During fiscal 2026, fiscal 2025 and fiscal 2024, we incurred net losses and, therefore, the effect of our potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following contains share/unit totals with a potentially dilutive impact, which excludes the effect of the treasury stock method (in thousands):

	Twelve Months Ended January 31,
	2026	2025	2024
Common stock underlying warrants	2,848	3,098	3,098
RSUs	1,556	1,218	919
Stock options	19	60	89
Total	4,423	4,376	4,106

(21) Related Party Transactions

Agreement with Largest Shareholder

In January 2025, Skillsoft renewed a previous three-year agreement to provide off-the-shelf Skillsoft products to companies affiliated with Prosus N.V. and Naspers Ltd. (collectively known as “Prosus Companies”) for an aggregate of $0.8 million over the next three years (the “Prosus Commercial Agreement”). In March 2024, Skillsoft entered into a one-year commercial arrangement to provide training and coaching services to Prosus Companies in the amount of $84,000. These services were not provided in 2024, and were therefore extended in March 2025 for another year (collectively, the “Coaching Arrangement”). In June 2025, the parties consolidated these arrangements and added certain upgraded licenses (the “2025 Consolidation”). The 2025 Consolidation includes Skillsoft's customary automatic one-year renewal term unless terminated by either party upon specified advance notice. However, the Coaching Arrangement portion terminated in January 2026. In April 2025, the parties also entered into an additional one-year off-the-shelf product agreement for specific training products for approximately $69,000 and in March 2026, the parties added a number of additional licenses to the 2025 Consolidation for the remaining term of the three-year agreement for approximately $40,000 per year.

(22) Subsequent Events

Our common stock is currently listed on the NYSE. On March 26, 2026, the NYSE notified Skillsoft (the “Notice”) that we were no longer in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period that ended on March 23, 2026, and, at the same time, our last reported stockholders’ equity, were each less than $50 million (the “Market Cap Standard”).

In accordance with NYSE procedures, we have 45 days from receipt of the Notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the Market Cap Standard within 18 months of our receipt of the Notice. We intend to submit a plan to bring the Company into compliance with the Market Cap Standard within the required timeframe (the “Plan”). However, there can be no assurance that the NYSE will accept the Plan, or if accepted, that it will be successful. If the plan is not submitted on a timely basis, or the NYSE does not accept the Plan, it will commence suspension and delisting procedures. If the NYSE accepts the Plan, our common stock would continue to be listed and traded on the NYSE during the 18-month cure period, subject to quarterly monitoring and compliance with other continued listing requirements. If we fail to meet material aspects of the Plan or any quarterly milestones, the NYSE may commence suspension and delisting procedures. If we fail to regain compliance with the Market Cap Standard at the end of the cure period, the NYSE will commence suspension and delisting procedures. Our common stock would also be subject to delisting if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days or our common stock trades at an “abnormally low” price.

There can be no assurance that Skillsoft’s plan will be accepted by the NYSE or that we will be able to regain compliance within the applicable cure period. If we fail to regain compliance, its common stock may be subject to suspension and delisting from the NYSE.

Management evaluated subsequent events through the date of issuance of the financial statements. Certain events occurring after January 31, 2026, including continued declines in market capitalization and market volatility, were considered non‑recognized subsequent events but may impact future impairment assessments.

In addition to the above, we have completed an evaluation of all subsequent events after the balance sheet date of January 31, 2026 through the date this Annual Report on Form 10‑K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2026, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Skillsoft; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Skillsoft are being made only in accordance with authorizations of management and directors of Skillsoft; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Skillsoft’s assets that could have a material effect on the financial statements. Management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026, using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013). Based on this evaluation, management concluded that Skillsoft’s internal control over financial reporting was effective as of January 31, 2026.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a)	Not applicable.

(b)	During the fourth quarter of fiscal 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of Skillsoft adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408 (c), respectively, of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated by reference to the sections captioned “Board Qualifications”, “Nominees and Continuing Directors”, “EXECUTIVE OFFICERS”, –“Other Governance Matters - Code of Business Conduct and Ethics”, “Identification and Evaluation Process Related to Director Nominations, “Stockholder Nominations”, Board Committees - Audit Committee”, – “Prohibition of Insider Trading, Pledging and Hedging,” and “Delinquent Section 16(a) Reports” of Skillsoft’s Proxy Statement for the 2026 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of  January 31, 2026. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the sections captioned “DIRECTOR COMPENSATION” “EXECUTIVE COMPENSATION”, “PAY VERSUS PERFORMANCE” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information” of Skillsoft’s Proxy Statement for the 2026 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of Skillsoft’s Proxy Statement for the 2026 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the sections captioned “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” and “CORPORATE GOVERANANCE AND OUR BOARD OF DIRECTORS – “Director Independence” and “Board Committees” of Skillsoft’s Proxy Statement for the 2026 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2026.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the section captioned “PROPOSAL NO.4: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTNING FIRM” of Skillsoft’s Proxy Statement for the 2026 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days of January 31, 2026.

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

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of October 12, 2020, by and between Churchill Capital Corp II and Software Luxembourg Holding S.A.	8-K	001-38960	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of June 12, 2022, by and among Skillsoft Corp., Skillsoft (US) Corporation, Amber Holding Inc., and Cornerstone OnDemand, Inc.	8-K	001-38960	2.1	6/13/2022
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
4.1	Description of Securities	10-K	001-38960	4.1	4/15/2024
4.2	Specimen Class A Common Stock Certificate	10-K	001-38960	4.2	4/14/2023
4.3	Warrant Agreement, dated June 11, 2021, between Continental Stock Transfer & Trust Company and Churchill Capital Corp II, including Specimen Warrant Certificate	8-K	001-38960	4.3	6/17/2021
10.1	Credit Agreement, dated as of July 16, 2021, by and among Skillsoft Finance II, Skillsoft Finance I, Inc., the lenders party thereto and Citibank, N.A.	8-K	001-38960	10.1	7/19/2021
10.2	Amendment No. 1 to Credit Agreement, dated as of April 4, 2022, by and among Skillsoft Finance II, Inc., as borrower, the other credit parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent	8-K	001-38960	10.1	4/5/2022
10.3	Stockholders Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and the Founder Holder	8-K	001-38960	10.1	10/16/2020
10.4	Subscription Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC and MIH Ventures B.V.	8-K	001-38960	10.4	10/16/2020
10.5	Amended and Restated Registration Rights Agreement, dated as of October 12, 2020, by and among Churchill Capital Corp II, Churchill Sponsor II LLC, Software Luxembourg Holding S.A. and the Holders	8-K	001-38960	10.2	10/16/2020
10.6	Registration Rights Agreement, dated as of April 4, 2022, by and among Skillsoft Corp. and certain security holders named therein	8-K	001-38960	10.2	4/5/2022
10.7#	Second Amended and Restated Employment Agreement, dated as of December 3, 2023, by and between Jeffrey R. Tarr and Skillsoft Corp.	10-Q	001-38960	10.7	12/5/2023
10.8#	Offer Letter by and between Skillsoft Corp. and Richard Walker dated as of October 10, 2022	8-K	001-38960	10.2	10/11/2022
10.9#	Term Sheet for Employment Agreement with Apratim Purakayastha, dated May 15, 2021	10-Q	001-38960	10.4	6/9/2022
10.10#	Form of Indemnity Agreement for Directors and Officers	10-Q	001-38960	10.14	9/14/2021
10.11#	Skillsoft Corp. 2020 Omnibus Incentive Plan	S-1/A	333-257718	10.12	7/6/2021
10.12#	Form of Restricted Stock Unit Award Agreement (Time based)	10-Q	001-38960	10.24	9/14/2021
10.13#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY2022 Grants)	10-Q	001-38960	10.25	9/14/2021
10.14#	Restricted Stock Unit Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.26	9/14/2021
10.15#	Form of Option Award Agreement	10-Q	001-38960	10.27	9/14/2021
10.16#	Option Award Agreement, dated as of June 11, 2021, by and between Skillsoft Corp. and Jeffrey R. Tarr	10-Q	001-38960	10.28	9/14/2021
10.17#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-K	001-38960	10.19	4/14/2023
10.18#	Form of Restricted Stock Unit Award Agreement (Performance-Based)	10-K	001-38960	10.20	4/14/2023
10.19#	First Amendment to Skillsoft Corp. 2020 Omnibus Incentive Plan	8-K	001-38960	10.1	7/19/2024
10.20#	Form of Transition Award Agreement	8-K	001-38960	10.1	7/26/2024
10.21#	Transition and Separation Agreement dated May 23, 2024, between Jeffery Tarr and Skillsoft Corp	10-Q	001-38960	10.1	9/9/2024
10.22#	Letter Agreement to Serve as Chair and CEO dated September 4, 2024, between Ronald W. Hovsepian and Skillsoft Corp	10-Q	001-38960	10.4	9/9/2024
10.23#	Restricted Stock Unit Award Agreement, dated as of October 4, 2024, by and between Skillsoft Corp. and Ronald W. Hovsepian	10-K	001-38960	10.23	4/14/2025
10.24#	CEO Form of RSU Award Agreement (FY26)	10-Q	001-38960	10.5	9/9/2025
10.25#	CEO Form of PSU Award Agreement (FY26)	10-Q	001-38960	10.6	9/9/2025
10.26#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY26)	10-K	001-38960	10.24	4/14/2025

10.27#	Amended and Restated Offer Letter by and between Skillsoft Corp. and John Frederick, dated May 15, 2025	8-K	001-38960	10.1	5/20/2025
10.28#	Letter Agreement by and between Skillsoft Corp. and Rich Walker, dated May 15, 2025	8-K	001-38960	10.2	5/20/2025
10.29#	Separation Agreement between the Company and Jose Torres	10-Q	001-38960	10.3	6/9/2025
10.30*#	Form of Non-Employee Director Restricted Stock Unit Award Agreement (1-year)
10.31*#	Form of Non-Employee Director Restricted Stock Unit Award Agreement - New Director (3-year)
10.32*#	Offer Letter by and between Skillsoft Corp. and Bernard Barbour dated as of December 8, 2025
10.33*#	Offer Letter by and between Skillsoft Corp. and Scott Semel dated as of November 17, 2025
10.34*#	Offer Letter by and between Skillsoft Corp. and Matthew Glitzer dated as of April 10, 2023
10.35*#	Amendment to Offer Letter by and between Skillsoft Corp. and Matthew Glitzer as amended on April 7, 2026
10.36*#	Form of Restricted Stock Unit Award Agreement (Performance-Based) (FY27)
19.1	Insider Trading Policy	10-K	001-38960	19.1	4/14/2025
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Skillsoft Corp. Incentive Compensation Clawback Policy	10-K	001-38960	97.1	4/15/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

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
Date: April 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ Ronald W. Hovsepian	Chief Executive Officer and Director	April 7, 2026
Ronald W. Hovsepian	(Principal Executive Officer)

/s/ John Frederick	Chief Financial Officer	April 7, 2026
John Frederick	(Principal Financial Officer)

/s/ Keith Swiniarski	Chief Accounting Officer	April 7, 2026
Keith Swiniarski	(Principal Accounting Officer)

/s/ Helena B. Foulkes	Director	April 7, 2026
Helena B. Foulkes

/s/ Jim Frankola	Director	April 7, 2026
Jim Frankola

/s/ Arthur W. Gilliland	Director	April 7, 2026
Arthur W. Gilliland

/s/ Michael Klein	Director	April 7, 2026
Michael Klein

/s/ Karen G. Mills	Director	April 7, 2026
Karen G. Mills

/s/ Denis Nikolaev	Director	April 7, 2026
Denis Nikolaev

/s/ Paul Peake	Director	April 7, 2026
Paul Peake

/s/ Peter Schmitt	Director	April 7, 2026
Peter Schmitt