Form 10-Q
period 2026-04-30
Skillsoft Corp.
filed 2026-06-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

The number of shares of registrant’s common stock outstanding as of June 4, 2026 was 8,967,529.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2026

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For all such statements, we claim the protection of the safe harbor for forward-looking statements provided by such sections and the Private Securities Litigation Reform Act of 1995, where applicable. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include, but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including statements with respect to our outlook, our product development and planning, our pipeline, future capital expenditures and capital allocation, future share repurchases, anticipated financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, statements related to our planned disposition of our Global Knowledge business, including the anticipated timing and impact thereof, and potential additional restructuring actions in connection therewith, demand for our services, our competitive position, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcomes of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, and objectives, our ability to regain and/or maintain compliance with New York Stock Exchange listing standards, and our expectations and intentions. Forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “may”, “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “contemplate”, “continue”, “project”, “forecast”, “seek”, “outlook”, “target”, “goal”, “objective”, “potential”, “possible”, “probable”, or similar expressions, employ such future or conditional verbs as “may”, “might”, “will”, “could”, “should”, or “would”, or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosures are speculative by their nature, and we caution you against unduly relying on these forward-looking statements.

Factors, many of which are beyond our control, that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” and “Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10‑K for the fiscal year ended January 31, 2026 (the “2026 Form 10-K”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the 2026 Form 10-K, this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law. You are advised, however, to review any further factors and risks we describe in reports we file from time to time with the SEC after the date of this Form 10-Q.

Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved. Annualized, pro forma, projected and estimated numbers are used for illustrative purposes only, are not forecasts and may not reflect actual results.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	April 30, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$115,562	$94,123
Restricted cash	2,811	2,805
Accounts receivable, net of allowance for credit losses of approximately $366 and $382 as of April 30, 2026 and January 31, 2026, respectively	77,313	154,811
Prepaid expenses and other current assets	38,176	34,876
Assets held for sale	53,148	81,279
Total current assets	287,010	367,894
Goodwill	287,650	287,650
Intangible assets, net	258,654	285,138
Other assets	19,697	22,436
Total assets	$853,011	$963,118
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	1,000
Accounts payable	9,056	15,170
Accrued compensation	22,336	37,280
Accrued expenses and other current liabilities	14,587	17,934
Deferred revenue	221,299	257,331
Liabilities associated with assets held for sale	39,229	41,822
Total current liabilities	313,911	376,941

Long-term debt	568,163	570,769
Deferred tax liabilities	34,712	33,849
Deferred revenue - non-current	1,117	1,117
Other long-term liabilities	7,923	10,669
Total long-term liabilities	611,915	616,404
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value per share: 18,750,000 shares authorized and 9,135,428 shares issued and 8,835,651 shares outstanding as of April 30, 2026, and 9,095,922 shares issued and 8,796,145 shares outstanding as of January 31, 2026	1	1
Additional paid-in capital	1,578,986	1,576,794
Accumulated (deficit)	(1,626,324)	(1,583,210)
Treasury stock, at cost - 299,777 shares as of April 30, 2026 and January 31, 2026	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	(14,587)	(12,921)
Total shareholders’ equity (deficit)	(72,815)	(30,227)
Total liabilities and shareholders’ equity (deficit)	$853,011	$963,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Three Months Ended April 30,
	2026	2025
Revenues:
Total revenues	$94,498	$99,148
Operating expenses:
Costs of revenues	15,889	16,516
Content and software development expenses	13,052	13,324
Selling and marketing expenses	26,960	29,748
General and administrative expenses	15,994	19,182
Amortization of intangible assets	29,561	30,106
Acquisition and integration related costs	—	523
Restructuring charges	1,341	1,016
Total operating expenses	102,797	110,415
Operating income (loss)	(8,299)	(11,267)
Other income (expense), net	2,606	(917)
Fair value adjustment of interest rate swaps	1,245	(4,256)
Interest income	545	468
Interest expense	(13,748)	(14,396)
Income (loss) before provision for (benefit from) income taxes	(17,651)	(30,368)
Provision for (benefit from) income taxes	1,044	(741)
Income (loss) from continuing operations	(18,695)	(29,627)
Income (loss) from discontinued operations, net of income taxes	(24,419)	(8,422)
Net income (loss)	$(43,114)	$(38,049)

Per basic and diluted share:
Income (loss) from continued operations	$(2.12)	$(3.56)
Income (loss) from discontinued operations	(2.77)	(1.01)
Net income (loss)	$(4.89)	$(4.57)
Weighted average common share outstanding:
Basic and diluted	8,811,277	8,324,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended April 30,
	2026	2025
Comprehensive income (loss):
Net income (loss)	$(43,114)	$(38,049)
Foreign currency adjustment, net of tax	(1,666)	2,973
Total comprehensive income (loss)	$(44,780)	$(35,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2026	9,095,922	(299,777)	$1	$1,576,794	$(1,583,210)	$(10,891)	$(12,921)	$(30,227)
Stock-based compensation	—	—	—	2,306	—	—	—	2,306
Common stock issued	60,227	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(20,721)	—	—	(114)	—	—	—	(114)
Translation adjustment	—	—	—	—	—	—	(1,666)	(1,666)
Net income (loss)	—	—	—	—	(43,114)	—	—	(43,114)
Balance April 30, 2026	9,135,428	(299,777)	$1	$1,578,986	$(1,626,324)	$(10,891)	$(14,587)	$(72,815)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2025	8,616,633	(299,777)	$1	$1,565,040	$(1,443,386)	$(10,891)	$(16,918)	$93,846
Stock-based compensation	—	—	—	4,231	—	—	—	4,231
Common stock issued	37,520	—	—	—	—	—	—	—
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(2,212)	—	—	(352)	—	—	—	(352)
Translation adjustment	—	—	—	—	—	—	2,973	2,973
Net income (loss)	—	—	—	—	(38,049)	—	—	(38,049)
Balance April 30, 2025	8,651,941	(299,777)	$1	$1,568,919	$(1,481,435)	$(10,891)	$(13,945)	$62,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(43,114)	$(38,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense for intangible assets	30,866	31,608
Stock-based compensation expense	2,842	4,081
Depreciation expense	452	447
Loss on disposal and impairment of goodwill related to disposal group	15,603	—
Non-cash interest expense	596	566
Non-cash operating lease right-of-use asset expense	404	408
Provision for credit loss expense (recovery)	(16)	(232)
Fair value adjustment of interest rate swaps	(1,245)	4,256
Unrealized foreign currency (gain) loss	(179)	—
Provision for (benefit from) deferred income taxes – non-cash	1,385	(1,225)
Changes in assets and liabilities:
Accounts receivable	80,875	86,559
Prepaid expenses and other assets, including long-term	4,641	1,243
Accounts payable	(6,107)	6,992
Accrued expenses and other liabilities, including long-term	(21,289)	(21,780)
Deferred revenue	(36,774)	(43,576)
Net cash provided by (used in) operating activities	28,940	31,298
Cash flows from investing activities:
Purchase of property and equipment	(425)	(515)
Internally developed software - capitalized costs	(3,076)	(4,619)
Net cash provided by (used in) investing activities	(3,501)	(5,134)
Cash flows from financing activities:
Shares repurchased for tax withholding upon vesting of restricted stock-based awards	(114)	(352)
Principal payments on term loans	(3,202)	(1,601)
Net cash provided by (used in) financing activities	(3,316)	(1,953)
Effect of exchange rate changes on cash and cash equivalents	(356)	3,384
Net increase (decrease) in cash, cash equivalents and restricted cash	21,767	27,595
Cash, cash equivalents and restricted cash, beginning of period	104,478	103,337
Cash, cash equivalents and restricted cash, end of period	$126,245	$130,932

Supplemental disclosure of cash flow information:
Cash and cash equivalents:
Continuing operations	$115,562	$121,880
Held for sale	7,015	5,961
	122,577	127,841
Restricted cash:
Continuing operations	2,811	2,091
Held for sale	857	1,000
	3,668	3,091
Cash, cash equivalents and restricted cash, end of period	$126,245	$130,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Three Months Ended April 30,
	2026	2025
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$13,237	$13,534
Cash paid (received) for income taxes, net of refunds	681	567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, or “our”) is a global leader in skills management for the human + artificial intelligence (“AI”) era. The AI-native Skillsoft platform gives a clear view of workforce capability, closes critical skill gaps, and proves the impact of skills on business outcomes. With Skillsoft, organizations can build AI-ready teams, lower the cost and time of workforce development, and reduce execution risk as work continues to change. Our Class A Common Stock, par value $0.0001 per share (“common stock”), has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. Skillsoft previously had two operating and reportable segments: Talent Development Solutions (“TDS”) and Global Knowledge (“GK”). On April 30, 2026, we committed to a plan to sell the business of our GK segment, and determined that such business met the criteria to be classified as held for sale and as discontinued operations. As a result, our TDS segment is our only remaining operating and reportable segment. Accordingly, the historical results of our former GK segment are presented as discontinued operations, and, as such, have been excluded from continuing operations and segment results for all periods presented herein. See Note 3 “Discontinued Operations and Assets Held for Sale” for additional information.

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

Interim results are not necessarily indicative of results expected for any other interim period or a full fiscal year. The Interim Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto (“2026 AFS”) included in our Annual Report on Form 10-K for fiscal 2026 (“2026 Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures with respect to contingent assets and liabilities at the dates of such financial statements and the reported amounts of revenues and expenses during the reported periods. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair values used in the impairment testing of our nonfinancial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact subsequent periods.

(2)    Summary of Significant Accounting Policies

Except as set forth below, the Interim Financial Statements have been prepared on a basis consistent with the accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the 2026 AFS and should be read in connection therewith.

Assets Held for Sale and Discontinued Operations

Assets and related liabilities of a qualifying business are classified as held for sale when the following conditions are met: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and related liabilities which have been classified as held for sale are excluded from the net assets and liabilities of continuing operations in the period in which the held for sale criteria was met. A component of a business is classified as a discontinued operation when its disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations are reported in income (loss) from discontinued operations, net of income taxes in the condensed consolidated statements of operations for all current and prior periods presented. The results of discontinued operations include direct costs attributable to the divested business and any gain or loss recognized in connection with the sale, or adjustment of the carrying amount to fair value less cost to sell while being held for sale, and excludes any indirect cost allocation associated with any shared-service or corporate functions not solely dedicated to the divested business. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal.

Assets and liabilities of discontinued operations, including those that meet the held-for-sale criteria, are presented separately in the condensed consolidated balance sheets. Upon classification as held for sale, assets are measured at the lower of carrying amount or fair value less cost to sell, and depreciation and amortization cease. Any impairment losses or subsequent measurement adjustments are recognized in the results of discontinued operations in the period in which they are identified.

Recently Issued Accounting Guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We will adopt this guidance effective February 1, 2027. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. We are evaluating the impact this ASU will have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We expect to adopt this guidance effective February 1, 2028. We may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. We are evaluating the impact this ASU will have on our consolidated financial statements.

We believe that other recently issued accounting standards will either not have a material impact on our consolidated financial statements or will not apply to our operations.

(3)    Discontinued Operations and Assets Held for Sale

On April 30, 2026, Skillsoft, determined that the business of its GK segment met the criteria to be classified as assets held for sale and discontinued operations. The planned disposition represents a strategic shift that is expected to have a major effect on Skillsoft’s operations and financial results. Accordingly, the results of operations of the GK business are presented as discontinued operations in our condensed consolidated statements of operations for all periods presented.

The assets and liabilities of our GK business (the “disposal group”) were classified as held for sale on the condensed consolidated balance sheet as of April 30, 2026. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under their respective models, which resulted in an $8.7 million non-cash pre-tax total impairment of GK goodwill. Upon classification as held for sale, Skillsoft measured the remaining assets and liabilities of the disposal group at the lower of their carrying amount or estimated fair value less cost to sell, resulting in a an aggregate $6.9 million non-cash valuation allowance impairment charge to reduce: (i) definite-lived intangible assets by $6.2 million; and (ii) property and equipment and other long-lived assets by $0.7 million. As previously disclosed, on May 20, 2026, we entered into an agreement (the “Sale Agreement”) with an affiliate of Enduring Ventures (the “Buyer”), pursuant to which the Buyer has agreed to purchase our GK business for specified consideration. The sale is subject to customary closing conditions, including regulatory approvals.

The estimated fair value of the disposal group less costs to sell involves judgment, including consideration of: (i) the disposal structure and expected consideration to be received; (ii) observable and unobservable inputs relevant to the underlying assets; (iii) market participant assumptions; and (iv) costs directly attributable to the disposal. Skillsoft considered available information in estimating the fair value of the disposal group less costs to sell, including the timing and probability of expected cash flows and discount rates derived from observable market data for applicable instruments with similar durations, as well as information received during our sale process, which was well underway during the quarter ended April 30, 2026. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs, including projected future proceeds, probability assumptions, and discount rates used to determine fair value less costs to sell. The non-cash valuation allowance impairment charge was allocated to the assets of the disposal group in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. Any future changes in estimated fair value less cost to sell may result in additional impairment gains or losses; however, impairment charges recognized for goodwill are not reversible. In addition, significant increases or decreases in the estimated probability of future qualifying transactions, expected proceeds or discount rates could result in a materially higher or lower fair value measurement.

Depreciation and amortization expense on long-lived assets ceased upon classification as held for sale.

The major classes of assets and liabilities classified as held for sale are as follows (in thousands):

	April 30, 2026	January 31, 2026
Cash and cash equivalents	$7,015	$6,693
Restricted cash	857	857
Accounts receivable, net of allowance for credit losses	16,037	20,152
Goodwill	-	8,650
Intangible assets, net	15,185	22,893
Prepaid expenses and other assets	14,054	22,034
Total assets held for sale	$53,148	$81,279

Accounts payable	$6,084	$6,139
Accrued compensation	5,158	5,738
Deferred revenue	15,885	17,544
Deferred tax liabilities	599	84
Accrued expenses and other liabilities	11,503	12,317
Total liabilities associated with assets held for sale	$39,229	$41,822

The following presents the results of operations of the discontinued operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
Total revenues	$24,490	$25,053
Operating expenses:
Costs of revenues	16,792	15,731
Content and software development	430	778
Selling and marketing	6,674	9,861
General and administrative	3,430	3,770
Amortization of intangible assets	1,305	1,502
Loss on disposal and impairment of goodwill related to disposal group	15,603	-
Restructuring charges	3,018	330
Total operating expenses	47,252	31,972
Operating income (loss)	(22,762)	(6,919)
Other income (expense), net	(1,352)	(1,529)
Interest income	7	(5)
Income (loss) before provision for (benefit from) income taxes	(24,107)	(8,453)
Provision for (benefit from) income taxes	312	(31)
Income (loss) from discontinued operations, net of income taxes	$(24,419)	$(8,422)

Cash flows directly attributable to discontinued operations were not significant for the periods presented herein.

We expect to complete the sale of the GK business within one year, subject to customary closing conditions, including regulatory approval. Skillsoft expects to have continuing involvement with the business after consummation of the sale, consisting of a customary transition services agreement for transactions of this type, which is not expected to be significant.

(4)    Intangible Assets

Intangible assets consisted of the following (in thousands, except for remaining life):

	April 30, 2026				January 31, 2026
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	2.3	$384,787	$334,209	$50,579	1.9	$381,712	$314,716	$66,996
Customer contracts/relationships	7.5	234,600	124,915	109,685	7.5	234,600	117,832	116,768
Trademarks and trade names	9.7	44,000	12,146	31,854	10.3	44,000	11,217	32,783
Publishing rights	0.1	41,100	40,164	936	0.4	41,100	38,109	2,991
Skillsoft trademark	Indefinite	65,600	—	65,600	Indefinite	65,600	—	65,600
Total intangible assets		$770,087	$511,434	$258,654		$767,012	$481,874	$285,138

Amortization expense related to our existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended  January 31:

Amortization Expense
2027 (nine months remaining)	$50,268
2028	40,043
2029	29,055
2030	22,079
2031	16,729
Thereafter	34,880
Total future amortization	$193,054

Amortization expense related to intangible assets in the aggregate was $29.6 million and $30.1 million for the three months ended April 30, 2026 and April 30, 2025, respectively.

Our goodwill as of the dates indicated is as follows (in thousands):

				Impairment
				For the Three
	As of April 30, 2026			Months Ended	As of January 31, 2026
	Gross	Accumulated	Net	April 30,	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill	2026	Goodwill	Impairment	Goodwill
TDS	$986,055	$(698,405)	$287,650	$—	$986,055	$(698,405)	$287,650

Intangible Asset Impairment Review Requirements and Assumption Uncertainty

Refer to Note 4 “Intangible Assets” to the 2026 AFS for information regarding impairment review requirements and assumption uncertainty. This process was completed for the three months ended April 30, 2026, and we concluded that there were no impairment indicators related to the intangible assets of our continuing operations (our TDS reporting unit). For information regarding goodwill, intangible assets and long-lived asset impairments associated with our discontinued operations (our former GK reporting unit), see Note 3, "Discontinued Operations and Assets Held for Sale".

(5)    Taxes

For the three months ended April 30, 2026, we recorded tax expense of $1.0 million on a pretax loss of $17.7 million. For the three months ended April 30, 2025, we recorded a tax benefit of $0.7 million on a pretax loss of $30.4 million. For the three months ended April 30, 2026, the expense reflects changes in annual withholding tax obligations, undistributed earnings, other non-deductible items, and our valuation allowances. For the three months ended April 30, 2025, the tax benefit reflects the effect of non-deductible items, foreign rate differentials, changes in unremitted earnings, changes in uncertain tax positions, and changes in the valuation allowance on our deferred tax assets.

(6)    Restructuring

In connection with Skillsoft's activities with respect to the planned sale of its GK business, the implementation of our comprehensive resource reallocation plan, and our workplace flexibility policy, we continued to execute initiatives aimed at reducing costs and aligning our operating expenses with current economic conditions and our evolving operating model. These initiatives were intended to enhance operating efficiency, competitiveness, and overall profitability, and included workforce reductions and facility closures and consolidations.

Our restructuring charges are presented separately in the accompanying unaudited condensed consolidated statements of operations. Our restructuring charges recognized during the three months ended April 30, 2026 were primarily associated with professional fees in connection with our sale efforts relating to the GK business, employee termination costs, and contract termination costs. Our restructuring charges, recognized during the three months ended April 30, 2025 were substantially all related to employee termination costs.

The restructuring charge liability activity consisted of the following for the period presented (in thousands):

Three Months Ended
April 30, 2026
Restructuring liability as of beginning-of-period	$7,590
Restructuring expense during-the-period	1,341
Cash paid during-the-period	(3,784)
Restructuring liability as of end-of-period (1)	$5,147

(1)

As of April 30, 2026, $2.7 million of this amount was included in “accrued compensation”, $1.2 million of this amount was included in “accrued expenses and other current liabilities”, and $1.2 million of this amount was included in “other long-term liabilities” on the condensed consolidated balance sheets.

Management continues to implement planned restructuring actions with respect to the planned sale of its GK business. We will continue to evaluate our cost structure and operating model to align operating expenses with existing economic conditions, which could result in further restructuring actions.

(7)    Commitments and Contingencies

Litigation

Skillsoft is, from time to time, party to general legal proceedings and claims, which arise in the ordinary course of business including those relating to commercial and contractual disputes, employment matters, intellectual property, and other business matters. When appropriate, management consults with legal counsel and other appropriate experts to assess claims. If, in management’s opinion, we have incurred a probable loss as determined in accordance with GAAP, an estimate is made of the loss, and the appropriate accrual is reflected in our consolidated financial statements. Currently, there are no material amounts accrued. While it is not possible to quantify the financial impact or predict the outcome of pending claims and litigation, management does not anticipate that the outcome of any such current proceedings or known claims, either individually or in aggregate, will materially affect Skillsoft’s financial position, results of operations or cash flows.

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

(8)    Long-Term Debt

Debt consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$573,788	$576,990
Original issue discount - long-term portion	(3,646)	(4,032)
Deferred financing costs - long-term portion	(1,979)	(2,189)
Long-term debt	$568,163	$570,769

Term Loans

On July 16, 2021, a Skillsoft subsidiary, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided a term loan in the original principal amount of $480 million (the "Original Term Loan"). In connection with the closing of our Codecademy acquisition, Skillsoft Finance II entered into Amendment No. 1 to the Credit Agreement, dated as of April 4, 2022 (the “First Amendment”), among Skillsoft Finance II, Holdings, certain subsidiaries of Skillsoft Finance II, as guarantors, Citibank N.A., as administrative agent, and the financial institutions party thereto as Term B-1 Lenders, which amended the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”), which provided additional Term B-1 Loans in the original principal amount of $160 million. The Original Term Loan and the Term B-1 Loans were each drawn in full on their respective closing dates, and are scheduled to mature on July 16, 2028.

Our debt outstanding under the Amended Credit Agreement as of April 30, 2026 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2027 (nine months remaining)	$3,202
2028	8,005
2029	568,985
2030	—
2031	—
Thereafter	—
Total payments	580,192
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(5,625)
Long-term portion	$568,163

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company, pursuant to which certain of our accounts receivable are pledged as security for loans made by participating lenders.

The interest rate on borrowings outstanding under the A/R Agreement was 6.28% on April 30, 2026. As of April 30, 2026, $1.0 million was drawn under the A/R agreement and is classified as “borrowings under accounts receivable facility” on the unaudited condensed consolidated balance sheet.

Refer to Note 12 “Long-Term Debt” to the 2026 AFS for additional information regarding the Amended Credit Facility and the A/R Agreement.

(9)    Shareholders’ Equity

Common Stock

As of April 30, 2026, Skillsoft’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of such date, 9,135,428 shares of common stock were issued, including treasury shares, and 8,835,651 shares were outstanding. As of  April 30, 2026, Skillsoft had no shares of preferred stock outstanding.

Subject to applicable law, Skillsoft may declare dividends to be paid ratably to holders of common stock out of our assets that are legally available to be distributed as dividends in the discretion of Skillsoft’s Board of Directors (“Board”).

Warrants

Refer to Note 15 “Warrants” to the 2026 AFS for information related to the equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, the Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization terminates on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of April 30, 2026, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended April 30,
	2026			2025
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(12,921)	$—	$(12,921)	$(16,918)	$—	$(16,918)
Translation adjustment	(1,666)	—	(1,666)	2,973	—	2,973
Balance as of end-of-period	$(14,587)	$—	$(14,587)	$(13,945)	$—	$(13,945)

(10)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan, which was amended on June 6, 2024 (as so amended, the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of Skillsoft. Under the 2020 Plan, 655,295 shares were initially made available for issuance, increased by amendment to 2,908,333 shares, subject to annual increases (described below) and adjustment provisions already included in the 2020 Plan. The 2020 Plan includes an annual increase on January 1 each year, through (and including) January 1, 2031, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Our Talent and Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan (to date such discretion has not been exercised). As of  April 30, 2026, a total of 284,535 shares of common stock remain available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan, amended as of June 5, 2025, to increase the number of shares authorized for issuance thereunder from 200,000 to a total of 400,000 (as so amended the “Inducement Plan”). The Inducement Plan provides for inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with us, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of April 30, 2026, a total of 206,250 shares of common stock remain available for issuance under the Inducement Plan.

Stock Options

Under the 2020 Plan, all employees are eligible to receive incentive stock options, and all employees, directors and consultants are eligible to receive non-statutory stock options. The options generally vest over four years and have a term of ten years. Vested options under the plan generally expire not later than 90 days following termination of employment or service or twelve months following an optionee’s death or disability. The fair value of stock options is determined on the grant date and amortized over the vesting period on a straight-line basis.

The following summarizes stock option activity for the three months ended April 30, 2026:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2026	8,100	$215.00	5.4	$—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, April 30, 2026	8,100	215.00	5.1	—

Vested and exercisable, April 30, 2026	8,100	215.00	5.1	—

The stock option expense was fully recognized in fiscal 2026.

Time-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of Skillsoft’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than RSUs currently granted to our non-employee directors, which vest upon the earlier of the first anniversary of the grant date and (as applicable) Skillsoft’s next annual meeting of stockholders, time-based RSUs generally vest ratably over a three or four-year period, subject to continued employment through each anniversary. The grant-date fair value of RSUs is based on the closing market price of Skillsoft’s common stock on the grant date and is amortized over the vesting period on a straight-line basis.

The following summarizes time-based RSU activity for the three months ended April 30, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2026	1,239,793	$19.07	$11,220
Granted	667,419	4.54	—
Vested	(57,414)	18.04	—
Forfeited	(19,438)	23.59	—
Unvested balance, April 30, 2026 (1)	1,830,360	13.76	14,130

(1) Includes 80,724 vested RSUs, where the shares due on settlement have been irrevocably deferred at the election of the recipients.

The total unrecognized stock-based compensation costs related to time-based RSUs was $2.2 million as of April 30, 2026, which is expected to be recognized over a weighted-average period of 2.8 years.

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

The following summarizes MBRSU activity for the three months ended April 30, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2026	19,862	$32.57	$180
Granted	—	0.00	—
Vested	—	0.00	—
Forfeited	(13,195)	42.50	—
Unvested balance, April 30, 2026	6,667	12.94	51

The total unrecognized stock-based compensation costs related to MBRSUs was less than $0.1 million as of April 30, 2026, which is expected to be recognized over a weighted-average period of 0.6 years.

Performance-Based Restricted Stock Units

Performance-based RSUs (“PBRSUs”) vest once earned over one or two-year periods, subject to continued employment through each grant date anniversary and achievement of specified corporate goals during performance periods ranging from one to three years. The grant-date fair value of PBRSUs is based on the closing market price of Skillsoft’s common stock on the grant date, and is recognized over the requisite service period when it becomes probable that the performance condition will be achieved. The expense and shares vested for our PBRSU awards depend on the achievement of specified results; the ultimate expense and number of shares vested can range from 0% to 200% of the target amount granted.

The following summarizes PBRSU activity for the three months ended April 30, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2026	305,764	$19.80	$2,767
Granted (1)	341,500	4.60	—
Vested	-	—	—
Forfeited	-	—	—
Unvested balance, April 30, 2026	647,264	11.73	4,997

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance.

The total unrecognized stock-based compensation costs related to PBRSUs was $0.6 million as of April 30, 2026, which is expected to be recognized over a weighted-average period of 2.5 years.

Liability-Classified Market-Based Award

In the third quarter of fiscal 2025, we granted a market-based award to Ronald W. Hovsepian, intended to be settled in cash upon vesting, unless determined by the Board or a committee thereof to be settled in shares. This award is eligible to be earned based on the volume-weighted average of our daily common stock trading price over a 30-consecutive trading day period (“30-day VWAP”) on or prior to December 31, 2028, with vesting subject to continued employment. During the second quarter of fiscal 2026, the Board certified the achievement of the first of five 30-day VWAP hurdles, for a total earned award of $6 million. Payment of this award is divided into two equal 50% tranches, each valued at $3.0 million. The first 50% of the award was settled in shares during the second quarter of fiscal 2026. The second 50% of the award will be settled within 30 days of May 18, 2026. The unvested awards are classified as liabilities and remeasured at fair value using a Monte Carlo simulation at each reporting date and included in the caption “accrued compensation” on the unaudited condensed consolidated balance sheets. Expense is recognized using an accelerated attribution method over the requisite service period.

The following summarizes the liability-classified market-based performance award balance as of  April 30, 2026 (in thousands):

Estimated liability (1)	$3,197
Estimated unrecognized compensation cost (2)	510

(1) Included in the caption “accrued compensation” on the unaudited condensed consolidated balance sheets.

(2) Expected to be recognized over a weighted-average period of 2.0 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2026	2025
Costs of revenues	$59	$111
Content and software development	231	1,009
Selling and marketing	506	774
General and administrative	1,959	2,126
Total	$2,755	$4,020

(11)    Revenue

Revenue Components and Performance Obligations

Subscription Services

Skillsoft offers subscriptions that provide customers access to a broad spectrum of learning options including access to cloud-based Software as a Service (“SaaS”) learning content and individualized coaching to both enterprise and consumer customers. Enterprise revenue is derived from subscription arrangements with organizations that provide access to Skillsoft’s learning and talent development solutions to their employees, members or students. Consumer revenue is derived from subscriptions purchased directly by individual learners for personal and professional development. Our cloud-based subscription solutions normally do not provide customers with the right to take possession of the software supporting the platform or to download course content without continuing to incur fees for hosting services and, as a result, are accounted for as service arrangements. Access to the platform and course content represents a series of distinct services as we continually provide access to, and fulfill our obligation to, the customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is usually recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. Our subscription contracts typically vary from one year to three years. Our cloud-based solutions arrangements are mostly non-cancellable, non-refundable, and are invoiced in advance of the subscription services being provided. Revenue from individualized coaching for time-based access to unlimited sessions is recognized on a straight-line basis over the period these services are available to the customers.

Professional Services and Other

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

Disaggregated Revenue and Geography Information

The following is a summary of net revenues by type for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
SaaS and subscription services:
Enterprise	$81,443	$84,684
Consumer	7,087	8,971
Professional services and other	5,968	5,493
Total net revenues	$94,498	$99,148

Generally, SaaS and subscription services revenues are recognized over the service period, while professional services revenues are recognized at the point they are delivered.

The following sets forth our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
United States	$70,696	$75,396
Europe, Middle East and Africa	14,398	14,053
Other Americas	4,447	4,124
Asia-Pacific	4,957	5,575
Total net revenues	$94,498	$99,148

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the three months ended April 30, 2026 was as follows (in thousands):

Deferred revenue as of January 31, 2026	$258,448
Billings deferred	58,466
Recognition of deferred revenue attributable:
Prior year deferred revenue	(85,553)
Current year deferred revenue	(8,945)
Deferred revenue as of April 30, 2026	$222,416

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the three months ended April 30, 2026 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2026	$38,495
Contract acquisition costs	3,347
Recognition of contract acquisition costs	(6,898)
Deferred contract acquisition costs as of April 30, 2026	$34,944

(12)    Fair Value Measurements

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

The following summarizes our assets (liabilities) that are measured at fair value on a recurring basis as of April 30, 2026 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$115,562	$—	$—	$115,562
Restricted cash	2,811	—	—	2,811
Disposal group classified as held for sale	—	—	13,919	13,919
Interest rate swaps - asset (liability)	—	1	—	1
(Liability)-classified market-based award	—	3,197	—	3,197
Total assets (liabilities) recorded at fair value	$118,373	$3,198	$13,919	$135,490

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with their estimated fair values as of April 30, 2026. See Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” to the 2026 AFS for additional detail.

Disposal Group Classified as Held for Sale

As discussed in Note 3 "Discontinued Operations and Assets Held for Sale", on April 30, 2026, Skillsoft classified the GK segment as held for sale and discontinued operations, and measured the disposal group at fair value less costs to sell. The fair value of the disposal group was determined using significant unobservable inputs and therefore is classified as a Level 3 fair value measurement within the fair value hierarchy.

Skillsoft considered available information in estimating the fair value of the disposal group less costs to sell, including the timing and probability of expected cash flows and discount rates derived from observable market data for applicable instruments with similar durations, as well as information received during our sale process, which was well underway during the quarter ended April 30, 2026. The terms of the Sale Agreement and other corroborative evidence were used to confirm our estimates of fair value less costs to sell as of April 30, 2026.

The contingent consideration under the Sale Agreement was valued using a probability-weighted expected present value methodology, which included estimates related to future transaction scenarios, expected proceeds, probability assumptions, timing of expected cash flows and market participant discount rates.

Significant increases or decreases in the estimated probability of future qualifying transactions, expected proceeds or discount rates could result in a materially higher or lower fair value measurement.

Interest Rate Swaps

On June 17, 2022, Skillsoft entered into two fixed-rate interest rate swap agreements to change the Secured Overnight Financing Rate (“SOFR”)-based component of the interest rate on a portion of our variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows for interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flow of the Interest Rate Swaps are expected to offset changes in cash flow of the variable rate debt. The Interest Rate Swaps are not designated as cash flow hedges, and unrealized gains and losses from changes in fair value of the Interest Rate Swaps are included in the caption “fair value adjustment of interest rate swaps” in the statements of operations as they occur. For the three months ended April 30, 2026 and 2025, we recognized a non-cash gain (loss) of $1.2 million and ($4.3) million, respectively.

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

Liability-Classified Market-Based Awards

The fair value of the liability-classified market-based award is determined using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The most significant inputs for determining the fair value either originate from the grant agreement (e.g., stock price hurdles, vesting amounts, and service dates) or are derived from or corroborated by observable market data (e.g., interest rates, stock prices, equity risk, market betas, size premiums, average stock volatility); therefore we have classified the fair value measurement as Level 2. See Note 10 “Stock-Based Compensation” above for additional information related to the liability-classified market-based award.

Other Fair Value Instruments

Skillsoft currently invests available cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the unaudited condensed consolidated balance sheet as of  April 30, 2026, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of Skillsoft’s outstanding principal amounts as of April 30, 2026 was $534.2 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy. The fair value hierarchy table presented above only includes assets and liabilities measured at fair value on the condensed consolidated balance sheets.

(13)    Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Skillsoft's chief operating decision maker (“CODM”) is its Chief Executive Officer. No operating segments have been aggregated to determine our reportable segment.

As of April 30, 2026, our CODM organizes Skillsoft's business, manages resource allocation and measures performance through one operating and reportable segment: our TDS segment (described below). Skillsoft previously had two operating and reportable segments: TDS and GK. On April 30, 2026, we committed to a plan to sell the business of our GK segment, and determined that such business met the criteria to be classified as held for sale and as discontinued operations. Accordingly, the historical results of our former GK segment are presented as discontinued operations, and as such, have been excluded from continuing operations in the unaudited condensed consolidated statements of operations and segment results for all periods presented. See Note 3 “Discontinued Operations and Assets Held for Sale” for additional information.

In connection with Skillsoft’s transition to a single reportable segment, the CODM changed the measures used to evaluate segment performance and allocate resources from segment revenues and business unit contribution profit to TDS revenue and adjusted EBITDA. Prior-period amounts have been recast to conform to the current presentation (segment revenue determinations are unchanged). Adjusted EBITDA is determined by subtracting the following from TDS revenue: adjusted costs of revenues, adjusted content and software development expenses, adjusted selling and marketing expenses, and adjusted general and administrative operating expenses. Each adjusted expenses measure equals the corresponding expense reflected on our unaudited condensed consolidated statements of operations, excluding in each case the following items (when applicable), which our CODM does not consider in measuring segment performance:

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

●	Litigation and regulatory matters expenses – Charges associated with certain litigation, regulatory, compliance and investigative matters.

●	Executive exit costs – Costs associated with the departure of executives.
●	Transformation costs – Costs incurred to transform our operations through significant strategic non-ordinary course transactions.

Adjusted EBITDA excludes the following (when applicable), as the CODM does not consider them in measuring segment performance: non-cash goodwill and intangible asset impairment charges; amortization of intangible assets; acquisition and integration-related costs; restructuring expenses; other income (expense), net; interest rate swap fair value adjustments; interest income; and interest expense. Segment performance is not evaluated based on segment asset or liability information.

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

The following reconciles adjusted EBITDA to GAAP income (loss) from continuing operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
TDS
Revenues	$94,498	$99,148
Adjusted costs of revenues	15,739	16,271
Adjusted content and software development expenses	12,674	12,097
Adjusted selling and marketing expenses	26,270	28,666
Adjusted general and administrative expenses	13,175	15,275
Adjusted EBITDA	26,640	26,839
Excluded from all adjusted operating expenses above:
Depreciation	343	320
Long-term incentive compensation expenses	2,950	4,539
Litigation and regulatory matters expenses	373	—
Transformation costs	371	1602
Amortization of intangible assets	29,561	30,106
Acquisition and integration related costs	—	523
Restructuring expenses	1,341	1,016
Operating income (loss)	(8,299)	(11,267)
Other income (expense), net	2,606	(917)
Fair value adjustment of interest rate swaps	1,245	(4,256)
Interest income	545	468
Interest expense	(13,748)	(14,396)
Income (loss) before provision for (benefit from) income taxes	(17,651)	(30,368)
Provision for (benefit from) income taxes	1,044	(741)
Income (loss) from continuing operations	$(18,695)	$(29,627)

The following sets forth our TDS segment assets as of the period presented (in thousands):

	April 30, 2026	January 31, 2026
TDS	$799,863	$881,839

Skillsoft’s long-lived assets are primarily located in the United States. Long-lived assets located in any individual foreign country are not material.

(14)    Net Income (Loss) Per Share

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

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Three Months Ended April 30,
	2026	2025

Income (loss) from continuing operations	$(18,695)	$(29,627)
Income (loss) from discontinued operations	(24,419)	(8,422)
Net income (loss)	$(43,114)	$(38,049)

Weighted average common shares outstanding:
Basic and diluted	8,811,277	8,324,864

Per basic and diluted share:
Income (loss) from continuing operations	$(2.12)	$(3.56)
Income (loss) from discontinued operations	(2.77)	(1.01)
Net income (loss)	$(4.89)	$(4.57)

During the three months ended April 30, 2026 and April 30, 2025, we incurred net losses and, therefore, the effect of our potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following sets forth stock/RSU totals with a potentially dilutive impact, excluding the effect of the treasury stock method (in thousands):

	Three Months Ended April 30,
	2026	2025
Common stock underlying warrants	2,848	3,098
RSUs	2,025	1,310
Stock options	8	34
Total	4,881	4,442

(15)    Related Party Transactions

Agreements with Largest Shareholder

In January 2025, Skillsoft renewed a previous three-year agreement to provide off-the-shelf Skillsoft products to companies affiliated with Prosus N.V. and Naspers Ltd. (collectively, “Prosus Companies”) for an aggregate of $0.8 million over the next three years (the “Prosus Commercial Agreement”). In March 2024, Skillsoft entered into a one-year commercial arrangement to provide training and coaching services to Prosus Companies in the amount of $84,000. These services were not provided in 2024, and were therefore extended in March 2025 for another year (collectively, the “Coaching Arrangement”). In June 2025, the parties consolidated these arrangements and added certain upgraded licenses (the “2025 Consolidation”). The 2025 Consolidation includes Skillsoft's customary automatic one-year renewal term unless terminated by either party upon specified advance notice. However, the Coaching Arrangement portion terminated in January 2026. In April 2025, the parties also entered into an additional one-year off-the-shelf product agreement for specific training products for approximately $69,000 and in March 2026, the parties added a number of additional licenses to the 2025 Consolidation for the remaining term of the three-year agreement for approximately $40,000 per year.

(16)    Subsequent Events

On May 19, 2026, the Board appointed Ronald Kisling as Skillsoft’s Chief Financial Officer, effective as of May 20, 2026 (the “Transition Date”).

John Frederick retired as Skillsoft’s Chief Financial Officer effective as of the Transition Date. At Skillsoft’s request, Mr. Frederick has agreed to serve as an Advisor to Skillsoft from the Transition Date until September 4, 2026, to facilitate the Chief Financial Officer transition, pursuant to a transition and separation agreement with Skillsoft dated May 20, 2026.

On May 20, 2026, Skillsoft, entered into a Sale and Purchase Agreement to sell our GK segment. See Note 3 “Discontinued Operations” for additional information.

In addition to the above, we have completed an evaluation of all subsequent events after the balance sheet date of April 30, 2026 through the filing date of this Form 10-Q to ensure that this filing includes appropriate disclosure of events both recognized in Interim Financial Statements, and events which occurred subsequently but were not recognized in the Interim Financial Statements. We have concluded that no subsequent events have occurred that require disclosure, except as are disclosed within the Interim Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Skillsoft”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries. This MD&A should be read in conjunction with: (i) the unaudited condensed consolidated financial statements and the accompanying notes presented in “Part I – Item 1. Financial Statements” of this Form 10-Q (the "Interim Financial Statements"), (ii) our consolidated financial statements, notes thereto, and the related MD&A contained in our 2026 Form 10-K; and (iii) the disclosure under “Cautionary Notes Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and in the 2026 Form 10-K. The consolidated financial statements contained in the 2026 10-K are referred to herein as the “2026 AFS”.

General

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

For more details, refer to “Part I – Item 1. Business” in our 2026 Form 10-K.

Significant Event

On April 30, 2026, we committed to a plan to sell our Global Knowledge instructor-led training (“GK”) business. As previously disclosed, we entered into a definitive agreement (the “Sale Agreement”) on May 20, 2026 to sell our GK business to an affiliate of Enduring Ventures (the “Buyer”), representing a significant milestone in our transformation. The consideration that we are to receive under the Sale Agreement is described in detail in our Current Report on Form 8-K dated May 21, 2026. The transaction is subject to customary closing conditions, including regulatory approvals, and is currently expected to close in the fiscal quarter ending July 31, 2026, although we cannot assure closing in a timely manner, or at all.

Results of Operations

Our results of operations as reported in our Interim Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following sets forth certain items from our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended April 30,
	2026	2025
Revenues:
Total revenues	100.0%	100.0%
Operating expenses:
Costs of revenues	16.8%	16.7%
Content and software development expenses	13.8%	13.4%
Selling and marketing expenses	28.5%	30.0%
General and administrative expenses	17.0%	19.4%
Amortization of intangible assets	31.3%	30.4%
Acquisition and integration related costs	0.0%	0.5%
Restructuring	1.4%	1.0%
Total operating expenses	108.8%	111.4%
Operating loss	(8.8)%	(11.4)%
Other income (expense), net	2.7%	(0.9)%
Fair value adjustment of interest rate swaps	1.3%	(4.3)%
Interest income	0.6%	0.5%
Interest expense	(14.5)%	(14.5)%
Income (loss) before provision for (benefit from) income taxes	(18.7)%	(30.6)%
Provision for (benefit from) income taxes	1.1%	(0.7)%
Income (loss) from continuing operations	(19.8)%	(29.9)%

Segment Information

Effective April 30, 2026, following the classification of the Global Knowledge ("GK) business as held for sale and discontinued operations, Skillsoft operates as a single reportable segment, Talent Development Solutions ("TDS"). Skillsoft's Chief Executive Officer, who serves as the Chief Operating Decision Maker, evaluates performance and allocates resources based primarily on TDS revenue and Adjusted EBITDA. See Note 13, Segment Information, for additional information regarding Skillsoft's reportable segment and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

Information regarding our TDS segment for the periods indicated is set forth below (in thousands, except percentages):

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Revenues	$94,498	$99,148	$(4,650)	(4.7)%
Adjusted costs of revenues	15,739	16,271	(532)	(3.3)%
Adjusted content and software development expenses	12,674	12,097	577	4.8%
Adjusted selling and marketing expenses	26,270	28,666	(2,396)	(8.4)%
Adjusted general and administrative expenses	13,175	15,275	(2,100)	(13.7)%
Adjusted EBITDA	$26,640	$26,839	$(199)	(0.7)%

Revenues

We provide enterprise customers with subscription-based access to learning skills development delivered through two platform offerings: (i) our enterprise-focused Skills Management Platform, which provides organizations with subscription-based access to learning and workforce capability development tools, and (ii) our Learner Platform, which provides interactive, practice-based technology skill development experiences for individual learners.

Our Skills Management Platform is delivered primarily through subscription-based agreements that provide enterprise customers with access to our multi-modal learning offerings and related platform capabilities. Customers subscribe to curated learning content across leadership and business, technology, and compliance subject areas, delivered through multiple modalities including digital courses, coaching, bootcamps, practice labs, simulations, and assessments. Subscription arrangements may include varying combinations of content libraries and delivery modalities, reflecting enterprise scope and user needs. Customers may also purchase expanded access to additional platform capabilities, including content creation and skills benchmarking tools. Contracts are typically multi-year agreements and priced based on enterprise scope, number of users, and product configuration.

Our Learner Platform provides interactive, practice-based experiences focused primarily on technology skill development. The platform supports direct-to-consumer selling and delivery options, offering hands-on learning environments that emphasize applied skill development. The technology underlying this platform has also been deployed as an extension of our Skills Management Platform to support enterprise customers.

Subscription and Professional Services and Other Revenues

Software as a service (“SaaS”) Subscription Revenue. Represents revenue generated from contracts specifying a minimum fixed fee for services delivered over the life of the contract to both enterprise and consumer customers. Enterprise revenue is derived from subscription arrangements with organizations that provide access to Skillsoft’s learning and talent development solutions to their employees, members or students. Consumer revenue is derived from subscriptions purchased directly by individual learners for personal and professional development. The initial term of enterprise contracts is generally one to three years and is usually non-cancellable for the term of the subscription. The fixed fee is commonly paid upfront on an annual basis. These contracts typically consist of subscriptions to our various offerings which provide access to our SaaS platforms, associated content and services, and individualized coaching, over the contract term.

Professional Services and Other Revenue. Professional services revenue primarily consists of implementation, integration, consulting, and other services provided to customers in connection with deployment and optimization of our learning and talent development solutions. Other revenue consists of revenue streams that are ancillary to our core offerings, including project-based work and related one-time incidentals. The professional services and other revenue non-subscription services complement our subscription business in creating strong and comprehensive customer relationships.

The following is a summary of our net revenues by type for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
SaaS and subscription services:
Enterprise	$81,443	$84,684	$(3,241)	(3.8)%
Consumer	7,087	8,971	(1,884)	(21.0)%
Professional services and other	5,968	5,493	475	8.6%
Total net revenues	$94,498	$99,148	$(4,650)	(4.7)%

Total revenue decreased for the three months ended April 30, 2026 compared with the three months ended April 30, 2025, primarily due to macroeconomic uncertainty and elongated enterprise purchasing cycles, including within certain government-related end markets, which contributed to more cautious discretionary spending on learning and development initiatives during the first quarter of fiscal 2027, as well as declines in our consumer business reflecting continued moderation in demand for direct-to-consumer offerings.

Operating Expenses

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Costs of revenues	$15,889	$16,516	$(627)	(3.8)%
Content and software development expenses	13,052	13,324	(272)	(2.0)%
Selling and marketing expenses	26,960	29,748	(2,788)	(9.4)%
General and administrative expenses	15,994	19,182	(3,188)	(16.6)%
Amortization of intangible assets	29,561	30,106	(545)	(1.8)%
Acquisition and integration related costs	—	523	(523)	(100.0)%
Restructuring	1,341	1,016	325	32.0%
Total operating expenses	$102,797	$110,415	$(7,618)	(6.9)%

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

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Compensation and benefits	$7,787	$8,101	$(314)	(3.9)%
Courseware, instructor fees and outside services	5,036	5,531	(495)	(8.9)%
Hosting and software maintenance	2,925	2,748	177	6.4%
Facilities, utilities and other	141	136	5	3.7%
Total costs of revenues	$15,889	$16,516	$(313)	(1.9)%

Costs of revenues is variable and generally correlates with revenue volume and the mix of products and services, as different offerings carry different margin profiles. The decrease in compensation and benefits and courseware, instructor fees and outside services, when comparing the three months ended April 30, 2026 to the corresponding period in 2025, was primarily attributable to lower revenue, partially offset by lower-margin offerings. Hosting and software maintenance increased year-over-year, primarily reflecting continued investments in technology and increasing third-party costs.

Content and software development expenses

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

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Compensation and benefits	$10,032	$10,179	$(147)	(1.4)%
Consulting and outside services	1,397	1,569	(172)	(11.0)%
Software maintenance	1,403	1,346	57	4.2%
Facilities, utilities and other	220	230	(10)	(4.3)%
Total content and software development expenses	$13,052	$13,324	$(272)	(2.0)%

The decreases in compensation and benefits, when comparing the three months ended April 30, 2026 to the prior year period, were attributable to lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decreases in consulting and outside services expenses, when comparing the three months ended April 30, 2026 to the prior year period, are primarily due to cost savings from our restructuring initiatives. Hosting and software maintenance increased year-over-year, primarily reflecting increasing third-party costs.

Selling and marketing expenses

Selling and marketing (“S&M”) expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales support personnel; commissions and travel expenses; advertising and promotional expenses; consulting and outside services; facilities costs; depreciation; and software maintenance costs. The following provides details regarding the changes in components of S&M expenses (in thousands, except percentages):

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Compensation and benefits	$20,055	$23,573	$(3,518)	(14.9)%
Advertising and promotions	3,978	3,080	898	29.2%
Software maintenance	2,331	2,553	(222)	(8.7)%
Consulting and outside services	365	401	(36)	(9.0)%
Facilities, utilities and other	231	141	90	63.8%
Total S&M expenses	$26,960	$29,748	$(2,788)	(9.4)%

The decrease in compensation and benefits, when comparing the three months ended April 30, 2026 to the corresponding period in 2025, primarily reflected cost savings from our continued optimization of our go-to-market model and sales coverage strategy. The increases in advertising and promotions, when comparing the three months ended April 30, 2026 to the corresponding period in 2025, were primarily attributable to higher investments in targeted demand generation and marketing programs.

General and administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Compensation and benefits	$10,170	$11,525	$(1,355)	(11.8)%
Consulting and outside services	4,100	5,848	(1,748)	(29.9)%
Insurance	485	532	(47)	(8.8)%
Facilities, utilities and other	214	95	119	125.3%
Software maintenance	742	976	(234)	(24.0)%
Franchise, sales, and property tax	283	206	77	37.4%
Total G&A expenses	$15,994	$19,182	$(3,188)	(16.6)%

Compensation and benefits and consulting and outside services expenses decreased during the three months ended April 30, 2026 compared to the prior year period, primarily due to cost savings resulting from our restructuring initiatives. In addition, compensation and benefits decreased due to reduced stock-based compensation expense driven by forfeitures and lower grants.

Amortization of intangible assets

Intangible assets arising from business combinations consist of developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized over the estimated useful lives of such assets. We also capitalize certain internal use software development costs related to our SaaS platforms incurred during the application development stage. The internal use software is amortized on a straight-line basis over its estimated useful life.

Amortization of intangible assets, when comparing the three months ended April 30, 2026 to the same period in 2025, decreased primarily due to certain intangible assets becoming fully amortized, partially offset by increases in amortization of capitalized internal use software development costs.

Impairment of goodwill and intangible assets

Refer to Note 4 “Intangible Assets” to the 2026 AFS for information regarding impairment review requirements and assumption uncertainty. This process was completed for the three months ended April 30, 2026, and we concluded that there were no impairment indicators related to the intangible assets of our continuing operations (our TDS reporting unit). For information regarding goodwill, intangible assets and long-lived assets impairments associated with discontinued operations (our former GK reporting unit), see Note 3, "Discontinued Operations and Assets Held for Sale" to the Interim Financial Statements.

Acquisition and integration related costs

Acquisition and integration related costs consist of professional fees for legal, investment banking and other advisor costs incurred in connection with the business combinations completed in April 2022 and the subsequent integration related activities. Changes in these costs primarily reflect fluctuations in the level of integration activities incurred during each period.

Restructuring

In connection with Skillsoft's activities with respect to the sale of its GK business, which was classified as held for sale and discontinued operations as of April 30, 2026, the implementation of our comprehensive resource reallocation plan, and our workplace flexibility policy, we continued to execute initiatives aimed at reducing costs and aligning our operating expenses with current economic conditions and our evolving operating model. These initiatives were intended to enhance operating efficiency, competitiveness, and overall profitability, and included workforce reductions and facility closures and consolidations. Our restructuring charges recognized during the three months ended April 30, 2026 totaling $1.3 million were primarily associated with professional fees in connection with our sale efforts relating to the GK business, employee termination costs, and contract termination costs. Our restructuring charges recognized during the three months ended April 30, 2025 totaling $1.0 million were primarily associated with the employee termination costs.

In addition, the sale of our GK business may include additional workforce reductions, facility closures and consolidations, the exit or modification of certain contracts, and/or other actions intended to improve operating efficiency or rationalize our cost structure, any or all of which may be material. We will continue to evaluate our cost structure and operating model to align operating expenses with existing economic conditions, which could result in further restructuring actions.

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expenses and income (in thousands, except percentages):

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Other income (expense), net	$2,606	$(917)	$3,523	(384.2)%
Interest income	545	468	77	16.5%
Interest expense	(13,748)	(14,396)	648	(4.5)%

Other income (expense), net consists primarily of the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three months ended April 30, 2026 compared to the same period in 2025 increased primarily due to higher money market balances. The decrease in interest expense, when comparing the three months ended April 30, 2026 to the corresponding period in 2025, was primarily due to lower average interest rates for our borrowings. As a result of our interest rate swaps agreements, described below, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

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

The gains (losses) reflected for the change in value of the interest rate swaps during the three months ended April 30, 2026 and 2025 are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

	Three Months Ended April 30,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change
Provision for (benefit from) income taxes	$1,044	$(741)	$1,785	(240.9)%
Effective income tax rate	(5.9)%	2.4%

The effective income tax rate for the three months ended April 30, 2026 and 2025 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differential, changes in unremitted earnings, changes in uncertain tax positions, and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Liquidity and sources of cash

As of April 30, 2026, we had $115.6 million of unrestricted cash and cash equivalents. Most of our cash and cash equivalents are held at large financial institutions with high rating agency designations, and our exposure to regional banks is not significant. Our investment policy is approved and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing available cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Our cash requirements from period to period vary depending on factors such as the growth of the business, changes in working capital needs and capital expenditures. We expect our cash and cash equivalents balance to decline during the second quarter of fiscal 2027 compared to April 30, 2026, due to the seasonal nature of our business, as a significant portion of annual bookings are typically collected during the first quarter of each fiscal year. In addition, cash outflows associated with the planned sale of the GK segment, including the transfer of cash balances held by the disposal group at closing, transaction-related costs, and restructuring expenditures, are anticipated to reduce cash flows and balances during the second quarter. The timing and magnitude of these cash outflows will depend on the timing of the closing of the transaction and the ultimate amount of transaction and restructuring costs incurred. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Amended Credit Agreement (defined below), supplemented with borrowings under our accounts receivable facility (described below). We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. Based on our current cash flow budgets and forecasts of both short-term and long-term liquidity needs, we anticipate we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, as well as for the foreseeable future, with capital sources currently available. Specifically, we believe cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments, finance costs, and any stranded and other costs in connection with our sale of the GK business. While our Amended Credit Agreement does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event we are not able to receive cash from our subsidiaries, we will be unable to make the required payments. In addition, although we anticipate we will be able to refinance outstanding obligations under our credit agreement prior to or when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. Further, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating cash flow performance may also be affected by matters discussed under "Risk Factors" in Part I, Item 1A of our 2026 Form 10-K and in this Form 10-Q. These risks and uncertainties may adversely affect our long-term liquidity.

Term Loans

On July 16, 2021, Skillsoft Finance II, Inc. (“Skillsoft Finance II”), a subsidiary of Skillsoft Corp., entered into a Credit Agreement (the “Credit Agreement”), by and among Skillsoft Finance II, as borrower, another subsidiary - Skillsoft Finance I, Inc. (“Holdings”), the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, pursuant to which the lenders provided term loans in the original principal amount of $480 million (“Original Term Loans”), which were drawn in full on the closing date thereof and are scheduled to mature on July 16, 2028 (the “Maturity Date”).

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

Interest rates applicable to the Initial Term Loans are described in Note 12 to the 2026 AFS. As of  April 30, 2026, the outstanding principal balance of  $580.2 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make prepayments of outstanding obligations under the Amended Credit Agreement if certain criteria are met including, but not limited to excess cash flow for the prior fiscal year (as defined in the Amended Credit Agreement), net cash proceeds from asset sales and net cash proceeds from issuances of equity or indebtedness. No prepayments were required during the three months ended April 30, 2026 or 2025. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 12 to the 2026 AFS. As of April 30, 2026, we are in compliance with all such covenants.

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

In November 2024, the A/R Agreement was amended to, among other things: (a) extend the maturity date from December 27, 2024 to the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans); (b) reduce the fixed component of the interest rate to 2.61% per annum from 3.11% per annum; (c) increase the highest advance rate on certain eligible receivables from 85% to 90%; (d) reduce the minimum outstanding balance requirement from $10 million to $1 million; and (e) allow for ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of our accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of  April 30, 2026 and January 31, 2026,  $1.0 million was drawn under the A/R Agreement, respectively. As of April 30, 2026, approximately $35 million was available to be drawn there under. Under this agreement, when borrowing more than the required minimum, Skillsoft receives proceeds equal to the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was  6.28% as of  April 30, 2026.

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

Currently Out of Compliance with the NYSE’s Continued Listing Standards

On March 26, 2026, we received the Notice from the NYSE that we were no longer in compliance with the Market Cap Standard, each as defined and described in detail (including potential adverse consequences to our stockholders) in the following risk factor in Part I, Item 1A. Risk Factors of our 2026 Form 10-K,: “We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could reduce the liquidity and market price of our common stock, limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions, and/or negatively impact our ability to raise equity financing.” The Notice had no immediate impact on the listing of our common stock.

While we are not aware of any single event or development that directly caused the decline in our market capitalization, we believe that our stock price has been affected by a combination of factors, including heightened market volatility associated with recent geopolitical and macroeconomic developments, a broader decline in valuations and investor sentiment across portions of the corporate learning, talent development and education technology sectors, corporate and government spending sensitivity in response to macroeconomic conditions, a slowdown in demand for live upskilling, which contributed to the recent operating performance of our discontinued operations, and relatively low trading volume in our common stock.

In accordance with NYSE procedures, we timely submitted a plan to the NYSE demonstrating how we intended to regain compliance with the Market Cap Standard within 18 months of our receipt of the Notice (the “Plan”). The Plan included strategic steps already in process intended to reduce costs, and reallocate capital to higher-growth, higher margin offerings, including our planned disposition of our GK business. Subsequent to receipt of the Notice, our average global market capitalization has increased above the minimum threshold required under the Market Capitalization Standard. However, there can be no assurance that we will continue to satisfy the Market Capitalization Standard during the remainder of the applicable compliance period or that the NYSE will determine that we have regained compliance on a sustained basis. In addition, there can be no assurance that the NYSE will accept our Plan or that we will be able to maintain compliance with all other NYSE continued listing standards. If the Plan is not accepted, or if the Plan is accepted but we are unable to meet material aspects of the Plan, any quarterly milestones, cure the deficiency by the end of the applicable cure period, or comply with any other continued listing standard of the NYSE, our common stock would be subject to delisting from the NYSE, which may, among other things, reduce the liquidity and market price for our common stock, and hinder our ability to raise additional capital.

The Notice did not affect our business operations or our reporting obligations with the SEC, and it does not conflict with or cause an event of default under any of Skillsoft’s material debt or other agreements.

Share Repurchase Authorization

On July 10, 2024, the Board approved a share repurchase authorization for up to $10 million of Skillsoft’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock from time to time in the open market, in private negotiated transactions, or by other means. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of April 30, 2026, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

Cash flows from discontinued operations are included within the operating, investing, and financing activities and effect of foreign currency exchange rates on cash and cash equivalents presented below and on the condensed consolidated statements of cash flows. Cash flows directly attributable to discontinued operations were not significant for the periods presented herein. The following summarizes our cash flows for the periods presented (in thousands, except percentages):

			Dollar
	Three Months Ended April 30,		Increase	Percent
	2026	2025	(Decrease)	Change
Net cash provided by (used in) operating activities	$28,940	$31,298	$(2,358)	(7.5)%
Net cash provided by (used in) investing activities	(3,501)	(5,134)	1,633	(31.8)%
Net cash provided by (used in) financing activities	(3,316)	(1,953)	(1,363)	69.8%
Effect of foreign currency exchange rates on cash and cash equivalents	(356)	3,384	(3,740)	(110.5)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$21,767	$27,595	$(5,828)	(21.1)%

Cash flows provided by (used in) operating activities

The decrease in operating activity cash flows in the three months ended April 30, 2026 compared to the corresponding period in 2025, was primarily the result of lower margins in our discontinued operations and the timing of working capital settlements.

Cash flows provided by (used in) investing activities

The decrease in cash flows used in investing activities, when comparing the three months ended April 30, 2026 to the same period in 2025, was due primarily to a $1.5 million decrease in cash payments for internally developed software.

Cash flows provided by (used in) financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement and payments to repurchase shares on surrender by stockholders for tax withholding upon vesting of restricted stock-based awards.

The increase in cash flows used in financing activities, when comparing the three months ended April 30, 2026 to the same period in 2025, was due to the timing of principal payments on our outstanding term loans, partially offset by a decrease in cash used to repurchase shares on surrender by stockholders for tax withholding upon vesting of restricted stock-based awards.

Effect of foreign currency exchange rates on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents represents translation adjustments, which vary with fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Upon completion of the GK segment disposition, our future results of operations, cash flow, and financial position will reflect only our continuing operations, and therefore may not be comparable to historical results.

Contractual and Commercial Obligations

The scheduled future principal payments for maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of April 30, 2026 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2027	2028-2029		2030-2031	Thereafter
Initial Term Loans	$580,192	$3,202	$576,990	*	$—	$—
Operating leases	6,917	1,025	2,626		1,371	1,896
Total	$587,109	$4,227	$579,616		$1,371	$1,896

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

Significant accounting policies and methods used in the preparation of the Interim Financial Statements are described in Note 2 “Summary of Significant Accounting Policies” to the 2026 AFS and Note 2 to the Interim Financial Statements. The following is a discussion of accounting estimates which management considers to be “critical,” defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

Revenue recognition

Skillsoft enters into contracts that provide customers with access to a broad spectrum of learning and talent development solutions, including cloud-based learning content, talent development and skills management solutions, and individualized coaching. We recognize revenue that reflects the consideration that we expect to be entitled to receive in exchange for these services. We apply judgment in determining our customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience, credit, or financial information. We are not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price.

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

If current discount rates rise or if relevant market-based inputs for our impairment assessment worsen, subsequent reviews of goodwill and intangibles could result in impairment. Factors that could result in future impairment include, but are not limited to, the following:

●	Prolonged period of our estimated fair value of our reporting unit exceeding our market capitalization;
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
●

Valuations of significant mergers or acquisitions of companies that provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting unit.

For additional information on goodwill and intangible assets see Note 4 to the Interim Financial Statements. For a discussion of impairment charges to goodwill and intangible assets incurred with respect to our discontinued operations for the three months ended April 30, 2026, see Note 3 to the Interim Financial Statements.

Income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences between the basis of assets and liabilities for financial reporting purposes as compared to tax purposes. We provide for deferred income taxes resulting from such temporary differences, using rates expected to be in effect when such differences reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Determining the amount of valuation allowance requires significant judgment in estimating future taxable income, applicable tax strategies, and the expected timing of reversals of temporary differences.

Recently Issued Accounting Pronouncements

The effect of recently issued accounting pronouncements is set forth in Note 2 “Summary of Significant Accounting Policies” to the Interim Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposures to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during the three months ended April 30, 2026 from the description set forth in Item 7A of the 2026 Form 10-K.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our interest sensitive long-term debt and to a lesser extent our cash and cash equivalents.

Based on amounts outstanding under the Amended Credit Agreement as of April 30, 2026, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.9 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 7 “Long-Term Debt” and Note 11 “Fair Value Measurements”, respectively, to the Interim Financial Statements.

Based on the balance of our cash and cash equivalents, as of April 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.6 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on the condensed consolidated balance sheet at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the caption "fair value adjustment of interest rate swaps" in the statements of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $3.1 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps as of April 30, 2026.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “other income (expenses), net” in our consolidated statement of operations. We are exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. Based on outstanding term loan borrowings as of April 30, 2026, a hypothetical 10% increase or decrease in current exchange rates would result in an impact of approximately $0.8 million on our annual pre-tax income (loss).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item IA of our 2026 Form 10-K.

There can be no assurance that the disposition of our GK business will be consummated in a timely manner or at all, and that if consummated, will achieve the anticipated benefits.

As previously disclosed, on May 20, 2026, we entered into the Sale Agreement to sell our GK business to the Buyer (the “Transaction”). Consummation of the Transaction is subject to customary closing conditions, including a customary antitrust review in Saudi Arabia. Although we currently expect the Transaction to close in the fiscal quarter ending July 31, 2026, there can be no assurance that the required approval will be obtained, that the other closing conditions will be satisfied or waived in a timely manner or at all, or that the transaction will be consummated on the anticipated terms, in a timely manner, or at all. Additionally, there may be unforeseen expenses related to the Transaction, or we may fail to realize the expected benefits therefrom if consummated, including anticipated positive impacts on growth rates, earnings, and cash flow. Further, the payments due to Skillsoft, and ultimate collectability of the purchase price set forth in the Sale Agreement, will depend on a variety of factors, including purchase price adjustments, how the purchase price is ultimately financed and counterparty performance and credit risk. Although we currently expect proceeds, net of cash divested and before anticipated transaction costs, of between $5 million and $8 million over a period of approximately two years should the transaction close, we cannot assure that this will be the case. If the disposition is not consummated, we may be required to identify a new purchaser and renegotiate the sale of the GK business, or, alternatively, re-evaluate our strategy in relation to the GK business, including any potential adverse impact on our operational focus and resources. In addition, if the transaction is not consummated on the terms described herein, or at all, we may suffer other consequences that could materially and adversely affect our business, financial condition, results of operations and stock price, including a decrease in our stock price to the extent current prices assume that the transaction will be completed, investor confidence in us could decline, and/or relationships with existing and prospective customers, investors, and business partners may be adversely impacted.

While the Transaction is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition and results of operations.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including: (i) our ability to continue to develop and protect our brand and reputation; (ii) our ability to successfully develop, launch, maintain, and scale new programs, offerings and features; (iii) potential uncertainty in the market for our products and services, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us; and (iv) risks relating to our relationships with employees and business partners. If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Transaction is completed.

As a result of the Transaction, our current and prospective employees could experience uncertainty about their future with us, and as a result, key employees may depart.

If the transaction is not consummated, we may determine that further restructuring initiatives are necessary to improve performance or address issues identified during the previously disclosed review of strategic alternatives with respect to the GK business. Failure to consummate the transaction may require us to revise our operating plans, reallocate resources, or realign our organizational structure, any of which could also result in additional restructuring charges, which may be incurred over multiple periods.

As a result of the Transaction, our current and prospective employees could experience uncertainty about their future with us, or decide that they do not want to continue their employment following the completion of the Transaction. As a result, key employees may depart. Losses of officers or employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Transaction for any reason, including delays associated with obtaining requisite regulatory approvals. On the other hand, we may experience challenges in hiring and retaining new employees because of uncertainty or other conditions associated with the pendency or termination of the Transaction, which could materially harm our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities: None.

Purchases of Equity Securities: None

Dividend Restrictions

We did not declare or pay any dividends, and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business and to repay indebtedness. The payment of dividends is within the discretion of our Board, and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, and our operating and financial condition, and restrictions included in our Amended Credit Agreement and our A/R Agreement. While there are restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness and other contractual obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the fiscal quarter ended  April 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of Skillsoft adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408 (c), respectively, of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Form	File No.	Exhibit	Filing Date
2.1*	Sale and Purchase Agreement, dated May 20, 2026, by and between GK Holdings, Inc. and EHJob GP LLC	8-K	001-38960	2.1	5/21/2026
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
10.1#	Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan	S-8	333-279543	99.1	5/20/2024
10.2#	Amendment No. 1 to Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan	S-8	333-288958	10.2	7/25/2025
10.3#	Form of RSU Award Agreement under the 2024 Employment Inducement Incentive Award Plan	S-8	333-279543	99.2	5/20/2024
10.4#	Form of PSU Award Agreement under the 2024 Employment Inducement Incentive Award Plan (FY25)	S-8	333-279543	99.3	5/20/2024
10.5#	Form of PSU Award Agreement under 2024 Employment Inducement Incentive Award Plan (FY26)	S-8	333-288958	10.5	7/25/2025
10.6**#	CEO Form of PSU Award Agreement (FY27)
10.7**#	Offer Letter by and between Skillsoft Corp. and Ronald Kisling, effective as of May 20, 2026
10.8**#	Transition and Separation Agreement by and between Skillsoft Corp. and John Frederick dated May 20, 2026
10.9**#	Offer Letter Amendment by and between Skillsoft Corp. and Scott Semel dated on or about June 1, 2026
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

** Filed herewith.

‡ Furnished herewith.

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT CORP. (Registrant)
Dated: June 9, 2026	By:	/s/ Ronald Kisling
Ronald Kisling Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)