Form 10-Q
period 2026-07-31
Skillsoft Corp.
filed 2026-09-09
CIK 1774675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

The number of shares of registrant’s common stock outstanding as of September 2, 2026 was 9,100,444.

SKILLSOFT CORP.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2026

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For all such statements, we claim the protection of the safe harbor for forward-looking statements provided by such sections and the Private Securities Litigation Reform Act of 1995, where applicable. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements include, but are not limited to, statements that address activities, events or developments that we expect or anticipate may occur in the future, including statements with respect to our outlook, our product development and planning, our pipeline, future capital expenditures and capital allocation, future share repurchases, anticipated financial results, the impact of regulatory changes, our current and evolving business strategies, including with respect to acquisitions and dispositions, statements related to our recent disposition of our Global Knowledge business, including expected consideration, its anticipated impact, and potential additional restructuring actions in connection therewith, demand for our services, our competitive position, the benefits of new initiatives, growth of our business and operations, the effectiveness of our products, the outcomes of litigation proceedings and claims, the state and future of skilling in the workplace, our ability to successfully implement our plans, strategies, and objectives, our ability to regain and/or maintain compliance with New York Stock Exchange listing standards, and our expectations and intentions. Forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “may”, “will”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “contemplate”, “continue”, “project”, “forecast”, “seek”, “outlook”, “target”, “goal”, “objective”, “potential”, “possible”, “probable”, or similar expressions, employ such future or conditional verbs as “may”, “might”, “will”, “could”, “should”, or “would”, or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. Such statements are based upon the current beliefs and expectations of Skillsoft’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. All forward-looking disclosures are speculative by their nature, and we caution you against unduly relying on these forward-looking statements.

Factors, many of which are beyond our control, that could cause or contribute to such differences include those described under Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this Form 10-Q and Part I, Item 1A. “Risk Factors” and Part II, Item 7, “MD&A”, of our Annual Report on Form 10‑K for the fiscal year ended January 31, 2026 (the “2026 Form 10-K”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in the 2026 Form 10-K, this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise, except as required by law. You are advised, however, to review any further factors and risks we describe in reports we file from time to time with the SEC after the date of this Form 10-Q.

Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved. Any annualized, pro forma, projected and estimated numbers are not guarantees or assurances of future performance and may not reflect (and may be materially different from) actual results.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share amounts)

	July 31, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$90,310	$94,123
Restricted cash	2,788	2,805
Accounts receivable, net of allowance for credit losses of approximately $251 and $382 as of July 31, 2026 and January 31, 2026, respectively	67,400	154,811
Prepaid expenses and other current assets	53,442	34,876
Assets held for sale	—	81,279
Total current assets	213,940	367,894
Goodwill	287,650	287,650
Intangible assets, net	240,257	285,138
Other assets	24,680	22,436
Total assets	$766,527	$963,118
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,404	$6,404
Borrowings under accounts receivable facility	1,000	1,000
Accounts payable	8,517	15,170
Accrued compensation	21,417	37,280
Accrued expenses and other current liabilities	17,280	17,934
Deferred revenue	190,588	257,331
Liabilities associated with assets held for sale	—	41,822
Total current liabilities	245,206	376,941

Long-term debt	567,165	570,769
Deferred tax liabilities	30,887	33,849
Deferred revenue - non-current	991	1,117
Other long-term liabilities	15,562	10,669
Total long-term liabilities	614,605	616,404
Commitments and contingencies
Shareholders’ equity (deficit):
Shareholders’ common stock - Class A common shares, $0.0001 par value per share: 18,750,000 shares authorized and 9,362,304 shares issued and 9,062,527 shares outstanding as of July 31, 2026, and 9,095,922 shares issued and 8,796,145 shares outstanding as of January 31, 2026	1	1
Additional paid-in capital	1,581,103	1,576,794
Accumulated (deficit)	(1,668,692)	(1,583,210)
Treasury stock, at cost - 299,777 shares as of July 31, 2026 and January 31, 2026	(10,891)	(10,891)
Accumulated other comprehensive income (loss)	5,195	(12,921)
Total shareholders’ equity (deficit)	(93,284)	(30,227)
Total liabilities and shareholders’ equity (deficit)	$766,527	$963,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except number of shares and per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues:
Total revenues	$98,248	$101,185	$192,746	$200,333
Operating expenses:
Costs of revenues	15,147	15,935	31,036	32,451
Content and software development expenses	11,635	13,577	24,687	26,901
Selling and marketing expenses	26,095	29,669	53,055	59,417
General and administrative expenses	16,095	15,847	32,089	35,029
Amortization of intangible assets	21,537	29,875	51,098	59,981
Acquisition and integration related costs	—	769	—	1,292
Restructuring charges	4,365	1,613	5,706	2,629
Total operating expenses	94,874	107,285	197,671	217,700
Operating income (loss)	3,374	(6,100)	(4,925)	(17,367)
Other income (expense), net	1,627	331	4,233	(586)
Fair value adjustment of interest rate swaps	758	2,128	2,003	(2,128)
Interest income	697	465	1,242	933
Interest expense	(14,240)	(14,962)	(27,988)	(29,358)
Income (loss) before provision for (benefit from) income taxes	(7,784)	(18,138)	(25,435)	(48,506)
Provision for (benefit from) income taxes	7,209	(153)	8,253	(894)
Income (loss) from continuing operations	(14,993)	(17,985)	(33,688)	(47,612)
Income (loss) from discontinued operations, net of income taxes	(27,375)	(5,803)	(51,794)	(14,225)
Net income (loss)	$(42,368)	$(23,788)	$(85,482)	$(61,837)

Per basic and diluted share:
Income (loss) from continuing operations	$(1.67)	$(2.10)	$(3.78)	$(5.64)
Income (loss) from discontinued operations	(3.04)	(0.68)	(5.82)	(1.68)
Net income (loss)	$(4.71)	$(2.78)	$(9.60)	$(7.32)
Weighted average common shares outstanding:
Basic and diluted	8,988,884	8,567,973	8,901,553	8,448,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Comprehensive income (loss):
Net income (loss)	$(42,368)	$(23,788)	$(85,482)	$(61,837)
Reclassification to earnings related to disposal of Global Knowledge ("GK") business	20,085	—	20,085	—
Foreign currency adjustment, net of tax	(303)	(27)	(1,969)	2,946
Total comprehensive income (loss)	$(22,586)	$(23,815)	$(67,366)	$(58,891)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of Shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2026	9,095,922	(299,777)	$1	$1,576,794	$(1,583,210)	$(10,891)	$(12,921)	$(30,227)
Stock-based compensation	—	—	—	2,306	—	—	—	2,306
Common stock issued	60,227	—	—	—	—	—	—	—
Shares withheld for tax withholding upon vesting of restricted stock-based awards	(20,721)	—	—	(114)	—	—	—	(114)
Translation adjustment	—	—	—	—	—	—	(1,666)	(1,666)
Net income (loss)	—	—	—	—	(43,114)	—	—	(43,114)
Balance April 30, 2026	9,135,428	(299,777)	1	1,578,986	(1,626,324)	(10,891)	(14,587)	(72,815)
Stock-based compensation	—	—	—	2,536	—	—	—	2,536
Common stock issued	310,845	—	—	—	—	—	—	—
Shares withheld for tax withholding upon vesting of restricted stock-based awards	(83,969)	—	—	(419)	—	—	—	(419)
Reclassification to earnings related to disposal of GK business	—	—	—	—	—	—	20,085	20,085
Translation adjustment	—	—	—	—	—	—	(303)	(303)
Net income (loss)	—	—	—	—	(42,368)	—	—	(42,368)
Balance July 31, 2026	9,362,304	(299,777)	$1	$1,581,103	$(1,668,692)	$(10,891)	$5,195	$(93,284)

							Accumulated	Total
	Class A Common Shares			Additional	Accumulated		Other	Shareholders'
	Number	In	Common	Paid-in	Equity	Treasury	Comprehensive	Equity
	of shares	Treasury	Stock	Capital	(Deficit)	Stock	Income (Loss)	(Deficit)
Balance January 31, 2025	8,616,633	(299,777)	$1	$1,565,040	$(1,443,386)	$(10,891)	$(16,918)	$93,846
Stock-based compensation	—	—	—	4,231	—	—	—	4,231
Common stock issued	37,520	—	—	—	—	—	—	—
Shares withheld for tax withholding upon vesting of restricted stock-based awards	(2,212)	—	—	(352)	—	—	—	(352)
Translation adjustment	—	—	—	—	—	—	2,973	2,973
Net income (loss)	—	—	—	—	(38,049)	—	—	(38,049)
Balance April 30, 2025	8,651,941	(299,777)	1	1,568,919	(1,481,435)	(10,891)	(13,945)	62,649
Stock-based compensation	—	—	—	6,598	—	—	—	6,598
Common stock issued	455,264	—	—	—	—	—	—	—
Shares withheld for tax withholding upon vesting of restricted stock-based awards	(134,645)	—	—	(2,979)	—	—	—	(2,979)
Translation adjustment	—	—	—	—	—	—	(27)	(27)
Net income (loss)	—	—	—	—	(23,788)	—	—	(23,788)
Balance July 31, 2025	8,972,560	(299,777)	$1	$1,572,538	$(1,505,223)	$(10,891)	$(13,972)	$42,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(85,482)	$(61,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense for intangible assets	52,403	63,052
Stock-based compensation expense	5,504	8,087
Depreciation expense	769	908
Loss on disposal and impairment of goodwill related to disposal group	37,967	—
Non-cash interest expense	1,199	1,138
Non-cash operating lease right-of-use asset expense	721	812
Non-cash property, equipment, software and operating right-of-use asset impairment charges	—	5
Provision for credit loss expense (recovery)	(131)	(180)
Fair value adjustment of interest rate swaps	(2,003)	2,128
Unrealized foreign currency (gain) loss	(188)	—
Provision for (benefit from) deferred income taxes – non-cash	(3,765)	(2,909)
Changes in assets and liabilities:
Accounts receivable	90,116	85,734
Prepaid expenses and other assets, including long-term	2,641	373
Accounts payable	(7,366)	13,027
Accrued expenses and other liabilities, including long-term	(14,008)	(24,848)
Deferred revenue	(66,507)	(72,036)
Net cash provided by (used in) operating activities	11,870	13,454
Cash flows from investing activities:
Purchase of property and equipment	(718)	(1,139)
Internally developed software - capitalized costs	(6,218)	(8,775)
Cash transferred upon sale of GK business	(9,945)	—
Net cash provided by (used in) investing activities	(16,881)	(9,914)
Cash flows from financing activities:
Tax withholding upon vesting of restricted stock-based awards	(533)	(3,331)
Principal payments on term loans	(4,803)	(3,202)
Net cash provided by (used in) financing activities	(5,336)	(6,533)
Effect of exchange rate changes on cash and cash equivalents	(1,033)	3,076
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,380)	83
Cash, cash equivalents and restricted cash, beginning of period	104,478	103,337
Cash, cash equivalents and restricted cash, end of period	$93,098	$103,420

Supplemental disclosure of cash flow information:
Cash and cash equivalents:
Continuing operations	$90,310	$81,293
Held for sale	—	19,219
	90,310	100,512
Restricted cash:
Continuing operations	2,788	2,051
Held for sale	—	857
	2,788	2,908
Cash, cash equivalents and restricted cash, end of period	$93,098	$103,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(in thousands)

	Six Months Ended July 31,
	2026	2025
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$26,712	$27,985
Cash paid (received) for income taxes, net of refunds	1,874	1,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKILLSOFT CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Description of Business

Skillsoft Corp. (together with its consolidated subsidiaries, “Skillsoft”, “we”, “us”, or “our”) is a global leader in skills management for the human + artificial intelligence (“AI”) era. Our AI-native platform is designed to give a clear view of workforce capability, close critical skill gaps, and demonstrate the impact of skills on business outcomes. The Skillsoft platform is intended to help organizations build AI-ready teams, lower the cost and time of workforce development, and reduce execution risk as work continues to change. Our Class A Common Stock, par value $0.0001 per share (“common stock”), has been listed on the New York Stock Exchange under the ticker symbol “SKIL” since June 14, 2021. Skillsoft previously had two operating and reportable segments: Talent Development Solutions (“TDS”) and Global Knowledge (“GK”). On April 30, 2026, we committed to a plan to sell the business of our GK segment and determined that such business met the criteria to be classified as held for sale and as discontinued operations. As a result, commencing with the quarter ended April 30, 2026, Skillsoft operates as a single operating and reportable segment. Accordingly, the historical results of our former GK segment are presented as discontinued operations, and, as such, have been excluded from continuing operations and segment results for all periods presented herein. The sale was consummated on July 6, 2026. See Note 3 “Discontinued Operations” for additional information.

References in the accompanying footnotes to Skillsoft’s fiscal year refer to the fiscal year ended  January 31 of that year (e.g., fiscal 2026 is the fiscal year ended  January 31, 2026).

Principles of Consolidation and Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements (the "Interim Financial Statements") include the accounts of Skillsoft Corp. and its subsidiaries, all of which are wholly owned. Any subsidiaries that are formed or acquired during the year are consolidated from their respective dates of formation or acquisition. We prepared the Interim Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, the Interim Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The Interim Financial Statements, in the opinion of management, reflect all normal and recurring adjustments necessary to fairly present our financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation.

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

Assets Held for Sale and Discontinued Operations

Assets and related liabilities of a qualifying business are classified as held for sale when the following conditions are met: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and related liabilities which have been classified as held for sale are excluded from the net assets and liabilities of continuing operations in the period in which the held for sale criteria was met. A component of a business is classified as a discontinued operation when its disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations are reported in income (loss) from discontinued operations, net of income taxes in the unaudited condensed consolidated statements of operations for all current and prior periods presented. The results of discontinued operations include direct costs attributable to the divested business and any gain or loss recognized in connection with the sale, or adjustment of the carrying amount to fair value less cost to sell while being held for sale, and excludes any indirect cost allocation associated with any shared-service or corporate functions not solely dedicated to the divested business. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal.

Assets and liabilities of discontinued operations, including those that meet the held-for-sale criteria, are presented separately in the unaudited condensed consolidated balance sheets. Upon classification as held for sale, assets are measured at the lower of carrying amount or fair value less cost to sell, and depreciation and amortization cease. Any impairment losses or subsequent measurement adjustments are recognized in the results of discontinued operations in the period in which they are identified. Cash, cash equivalents and restricted cash attributable to assets held for sale are presented separately in the unaudited condensed consolidated statements of cash flows for all periods presented.

Recently Issued Accounting Guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. We will adopt this guidance effective February 1, 2027. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. Other than additional footnote disclosures, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

(3)    Discontinued Operations

On July 6, 2026 (the "Closing Date"), Skillsoft completed the sale (the “Transaction”) of all of the issued and outstanding limited liability company interests of Global Knowledge Training LLC, a Delaware limited liability company (“GK LLC”, and together with GK’s direct and indirect subsidiaries, the “Transferred GK Companies”), pursuant to and upon the terms and subject to the conditions set forth in the previously-disclosed Sale and Purchase Agreement, dated May 20, 2026 (the “SPA”), by and between GK Holdings, Inc, a Delaware corporation and wholly-owned subsidiary of Skillsoft Corp. (“Seller”) and EHJob GP LLC, a Delaware limited liability company and affiliate of Enduring Ventures (“Purchaser”). The Transferred GK Companies operate Skillsoft’s former Global Knowledge business, which provides instructor-led training delivered both in-person and virtually.

Pursuant to the SPA, Purchaser acquired Skillsoft's Global Knowledge business for consideration comprised of: (i) initial consideration of $5.4 million (after the application of agreed adjustments based on the estimated working capital (including cash) and indebtedness of the Transferred GK Companies immediately prior to the Closing Date), which amount is subject to final adjustment in accordance with procedures set forth in the SPA; and (ii) commencing nine months after the Closing Date, deferred consideration of $10.0 million, less approximately $2.0 million related to long-term employee liabilities, payable in five equal quarterly installments, subject to certain offset rights.

The initial consideration was funded through a note issued by GK LLC to the Seller (the "Seller Note"), which bears interest at a market rate and is secured by certain assets of the Transferred GK Companies, including cash and accounts receivable. Of the $5.4 million principal amount of the Seller Note, approximately $3.4 million was due and payable on July 31, 2026, and the remaining $2.0 million is due and payable on October 31, 2026. The Purchaser did not make the $3.4 million payment due to the Seller on July 31, 2026. As of September 1, 2026, the Purchaser had paid $0.5 million of such amount and has advised the Seller that it expects to pay the full remaining outstanding balance of the Seller Note, including the unpaid amount, by October 31, 2026. The Seller continues to engage with the Purchaser regarding the timing of repayment. As of the date of the Interim Financial Statements, the Seller has not accelerated the Seller Note or exercised other remedies available to it as a result of the missed payment.

The Purchaser's obligation to pay the deferred consideration is guaranteed by GK LLC and secured by the intellectual property rights of the Transferred GK Companies.

In the event of a sale, merger, recapitalization or similar transaction involving all or a material portion of the shares or assets of the Transferred GK Companies on or before the third anniversary of the Closing Date, the Purchaser is obligated to pay the Seller 30% of the net sales proceeds or distributed sales proceeds received in such transaction.

On April 30, 2026, Skillsoft determined that the business of its GK segment met the criteria to be classified as assets held for sale and discontinued operations. The disposition represented a strategic shift expected to have a major effect on Skillsoft’s operations and financial results. Accordingly, the results of operations of the GK business are presented as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.

The assets and liabilities of our GK business (the “disposal group”) were classified as held for sale on the unaudited condensed consolidated balance sheet as of  April 30, 2026. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under applicable models, which resulted in an $8.7 million non-cash pre-tax total impairment of GK goodwill. Skillsoft measured the remaining assets and liabilities of the disposal group at the lower of their carrying amount or estimated fair value less cost to sell upon classification as held for sale, which resulted in a loss of $6.9 million as of April 30, 2026.

Upon completion of the sale during the three months ended July 31, 2026, we recognized an additional $22.4 million loss on sale, resulting primarily from: (i) a $20.1 million loss on disposal related to the release of the cumulative foreign currency translation adjustment ("CTA") associated with the GK disposal group upon consummation of the sale, and (ii) $2.3 million related to final adjustments to the sales price that resulted from changes in working capital and consideration. Related to the former, because it had not been determined that the sale would result in a disposal (or liquidation) of the foreign entities subject to a CTA, the CTA was not included in the measurement of the loss at the held-for-sale date as of April 30, 2026. At the close of the sale, the legal entities themselves were transferred to the buyers, therefore the CTA was reclassified into earnings.

Depreciation and amortization expense on long-lived assets ceased upon classification as held for sale.

The major classes of assets and liabilities classified as held for sale are as follows (in thousands):

	July 31, 2026	January 31, 2026
Cash and cash equivalents	$-	$6,693
Restricted cash	-	857
Accounts receivable, net of allowance for credit losses	-	20,152
Goodwill	-	8,650
Intangible assets, net	-	22,893
Prepaid expenses and other assets	-	22,034
Total assets held for sale	$-	$81,279

Accounts payable	$-	$6,139
Accrued compensation	-	5,738
Deferred revenue	-	17,544
Deferred tax liabilities	-	84
Accrued expenses and other liabilities	-	12,317
Total liabilities associated with assets held for sale	$-	$41,822

The following presents the results of operations of the discontinued operations for the periods presented only through the July 6, 2026 closing date (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Total revenues	$18,300	$27,637	$42,790	$52,690
Operating expenses:
Costs of revenues	12,595	16,954	29,387	32,685
Content and software development	367	740	797	1,518
Selling and marketing	6,104	9,922	12,778	19,783
General and administrative	1,471	3,620	4,901	7,390
Amortization of intangible assets	-	1,569	1,305	3,071
Loss on disposal and impairment of goodwill related to disposal group	22,364	-	37,967	-
Acquisition and integration related costs	-	18	-	18
Restructuring charges	2,057	544	5,075	874
Total operating expenses	44,958	33,367	92,210	65,339
Operating income (loss)	(26,658)	(5,730)	(49,420)	(12,649)
Other income (expense), net	(2,059)	(392)	(3,411)	(1,921)
Interest income	16	55	23	50
Income (loss) before provision for (benefit from) income taxes	(28,701)	(6,067)	(52,808)	(14,520)
Provision for (benefit from) income taxes	(1,326)	(264)	(1,014)	(295)
Income (loss) from discontinued operations, net of income taxes	$(27,375)	$(5,803)	$(51,794)	$(14,225)

Cash flows directly attributable to discontinued operations were not material for the periods presented herein.

Following the consummation of the sale on July 6, 2026, Skillsoft continues to have limited involvement with the GK business through a transition services agreement that provides for transitional services customary for transactions of this type through January 6, 2027. We do not expect the services provided under the transition services agreement to be significant to our consolidated financial position, results of operations or cash flows.

(4)    Intangible Assets

Intangible assets consisted of the following (in thousands, except for remaining life):

	July 31, 2026				January 31, 2026
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software/courseware	2.6	$387,928	$346,798	$41,130	1.9	$381,712	$314,716	$66,996
Customer contracts/relationships	7.3	234,600	131,997	102,603	7.5	234,600	117,832	116,768
Trademarks and trade names	9.4	44,000	13,076	30,924	10.3	44,000	11,217	32,783
Publishing rights	0.0	—	—	—	0.4	41,100	38,109	2,991
Skillsoft trademark	Indefinite	65,600	—	65,600	Indefinite	65,600	—	65,600
Total intangible assets		$732,128	$491,871	$240,257		$767,012	$481,874	$285,138

Amortization expense related to our existing finite-lived intangible assets is expected to be as follows (in thousands) for the fiscal years ended  January 31:

Amortization Expense
2027 (six months remaining)	$29,117
2028	40,703
2029	29,715
2030	22,692
2031	17,309
Thereafter	35,121
Total future amortization	$174,657

Amortization expense related to intangible assets in the aggregate was $21.5 million and $51.1 million for the three and six months ended July 31, 2026, respectively. Amortization expense related to intangible assets in the aggregate was $29.9 million and $60.0 million for three and six months ended July 31, 2025, respectively.

Our goodwill as of the dates indicated is as follows (in thousands):

				Impairment
				For the Three
	As of July 31, 2026			Months Ended	As of January 31, 2026
	Gross	Accumulated	Net	July 31,	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill	2026	Goodwill	Impairment	Goodwill
Goodwill	$986,055	$(698,405)	$287,650	$—	$986,055	$(698,405)	$287,650

Intangible Asset Impairment Review Requirements and Assumption Uncertainty

Refer to Note 4 “Intangible Assets” to the 2026 AFS for information regarding impairment review requirements and assumption uncertainty. This process was completed for the three and six months ended July 31, 2026, and we considered both adverse and mitigating relevant market-based inputs and factors. Based on the totality of the information considered, we concluded that it was not more likely than not that the fair values of the goodwill, intangible, and long-lived assets of our continuing operations were less than their carrying values and that no triggering event had occurred requiring a quantitative impairment assessment. Accordingly, no impairment charges related to these assets of our continuing operations were recognized during the three and six months ended July 31, 2026. For information regarding goodwill, intangible assets and long-lived asset impairments associated with our discontinued operations (our former GK reporting unit), see Note 3, "Discontinued Operations".

(5)    Taxes

For the three and six months ended July 31, 2026, we recorded income tax (expense) of ($7.2) million and ($8.3) million on a pretax loss of $7.8 million and $25.4 million, respectively. For the three and six months ended July 31, 2026, the expense reflects changes in uncertain tax positions, annual withholding tax obligations, undistributed earnings, other non-deductible items, and our valuation allowances. For the three and six months ended July 31, 2025, we recorded an income tax benefit of $0.2 million and $0.9 million on a pretax loss of $18.1 million and $48.5 million, respectively. For the three and six months ended July 31, 2025, the benefit reflects changes in annual withholding tax obligations, undistributed earnings, uncertain tax positions, other non-deductible items, and our valuation allowances.

(6)    Restructuring

In connection with Skillsoft's activities with respect to the sale of our GK business, the implementation of our comprehensive resource reallocation plan, and our workplace flexibility policy, we continued to execute initiatives aimed at reducing costs and aligning our operating expenses with current economic conditions and our evolving operating model. These initiatives were intended to enhance operating efficiency, competitiveness, and overall profitability, and included workforce reductions and facility closures and consolidations.

Our restructuring charges are presented separately in the accompanying unaudited condensed consolidated statements of operations. Our restructuring charges recognized during the three and six months ended July 31, 2026 were primarily associated with professional fees in connection with our sale efforts relating to the GK business, employee termination costs, and contract termination costs. Our restructuring charges recognized during the three and six months ended July 31, 2025 were substantially all related to employee termination costs.

Restructuring liability activity consisted of the following for the period presented (in thousands):

Six Months Ended
July 31, 2026
Restructuring liability as of beginning-of-period	$7,590
Restructuring expense during-the-period	5,706
Cash paid during-the-period	(7,169)
Restructuring liability as of end-of-period (1)	$6,127

(1)

As of July 31, 2026, $2.2 million of this amount was included in “accrued compensation”, $2.7 million of this amount was included in “accrued expenses and other current liabilities”, and $1.2 million of this amount was included in “other long-term liabilities” on the unaudited condensed consolidated balance sheets.

Management continues to implement restructuring actions in connection with the sale of the GK business. In addition, we will continue to evaluate our cost structure and operating model to align operating expenses with existing economic conditions, which could result in further restructuring actions.

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

(8)    Long-Term Debt

Debt consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Term Loans - current portion	$6,404	$6,404
Current maturities of long-term debt	$6,404	$6,404

Term Loans - long-term portion	$572,187	$576,990
Original issue discount - long-term portion	(3,255)	(4,032)
Deferred financing costs - long-term portion	(1,767)	(2,189)
Long-term debt	$567,165	$570,769

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

Our debt outstanding under the Amended Credit Agreement as of July 31, 2026 matures as shown below (in thousands):

Future principal payments due for fiscal years ended January 31:
2027 (six months remaining)	$1,601
2028	8,005
2029	568,985
2030	—
2031	—
Thereafter	—
Total payments	578,591
Current portion	(6,404)
Unamortized original issue discount and issuance costs	(5,022)
Long-term portion	$567,165

As of July 31, 2026, the outstanding principal balance on our terms loans bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swap agreements, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under our accounts receivable credit agreement (the “A/R Agreement”) with First Citizens Bank and Trust Company, pursuant to which certain of our accounts receivable are pledged as security for loans made by participating lenders.

The interest rate on borrowings outstanding under the A/R Agreement was 6.26% on July 31, 2026. As of July 31, 2026, $1.0 million was drawn under the A/R agreement and is classified as “borrowings under accounts receivable facility” on the unaudited condensed consolidated balance sheet.

Refer to Note 12 “Long-Term Debt” to the 2026 AFS for additional information regarding the Amended Credit Agreement and the A/R Agreement.

(9)    Shareholders’ Equity

Common Stock

As of July 31, 2026, Skillsoft’s authorized share capital consisted of 18,750,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value $0.0001 each. As of such date, 9,362,304 shares of common stock were issued, including treasury shares, and 9,062,527 shares were outstanding. As of  July 31, 2026, Skillsoft had no shares of preferred stock outstanding.

Subject to applicable law, Skillsoft may declare dividends to be paid ratably to holders of common stock out of our assets that are legally available to be distributed as dividends in the discretion of Skillsoft’s Board of Directors (“Board”).

Warrants

Refer to Note 15 “Warrants” to the 2026 AFS for information related to the equity and liability-classified warrants.

Share Repurchase Authorization

On July 10, 2024, the Board authorized Skillsoft to repurchase up to $10 million of its common stock. The share repurchase authorization terminates on July 11, 2028 and does not obligate Skillsoft to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of July 31, 2026, no common stock had been repurchased under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with foreign currency translation adjustments consisted of the following (in thousands):

	Three Months Ended July 31,
	2026			2025
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(14,587)	$—	$(14,587)	$(13,945)	$—	$(13,945)
Reclassification to earnings related to disposal of GK business	20,085	—	20,085	—	—	—
Translation adjustment	(303)	—	(303)	(27)	—	(27)
Balance as of end-of-period	$5,195	$—	$5,195	$(13,972)	$—	$(13,972)

	Six Months Ended July 31,
	2026			2025
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Balance as of beginning-of-period	$(12,921)	$—	$(12,921)	$(16,918)	$—	$(16,918)
Reclassification to earnings related to disposal of GK business	20,085	—	20,085	-	—	—
Translation adjustment	(1,969)	—	(1,969)	2,946	—	2,946
Balance as of end-of-period	$5,195	$—	$5,195	$(13,972)	$—	$(13,972)

(10)    Stock-Based Compensation

Equity Incentive Plans

In June 2021, Skillsoft adopted the 2020 Omnibus Incentive Plan, which was amended on June 6, 2024 by the First Amendment thereto and on June 25, 2026 by the Second Amendment thereto (as so amended, the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to employees, directors, and consultants of Skillsoft. Under the 2020 Plan, 655,295 shares (post reverse stock split) were initially made available for issuance, increased by the First Amendment thereto to 2,908,333 shares, subject to annual increases (described below) and adjustment provisions already included in the 2020 Plan. Upon stockholder approval of the Second Amendment, and factoring in annual increases through the date of such approval, the number of shares of common stock that are authorized for issuance under the 2020 Plan is 4,305,658, subject to further annual increases and existing adjustment provisions. The 2020 Plan includes an annual increase on January 1 each year, through (and including) January 1, 2031, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Our Talent and Compensation Committee may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of common stock than provided for in the 2020 Plan (to date such discretion has not been exercised). As of  July 31, 2026, a total of 727,762 shares of common stock remain available for issuance under the 2020 Plan.

In May 2024, Skillsoft adopted the Skillsoft Corp. 2024 Employment Inducement Incentive Award Plan, amended as of June 5, 2025, to increase the number of shares authorized for issuance thereunder from 200,000 to a total of 400,000 (as so amended the “Inducement Plan”). The Inducement Plan provides for inducement grants of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and cash-based incentive awards to new hires, or individuals being rehired following a bona fide period of non-employment with us, in compliance with Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of July 31, 2026, a total of 206,250 shares of common stock remain available for issuance under the Inducement Plan.

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

The following summarizes stock option activity for the six months ended July 31, 2026:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Outstanding, January 31, 2026	8,100	$215.00	5.4	$—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, July 31, 2026	8,100	215.00	4.9	—

Vested and exercisable, July 31, 2026	8,100	215.00	4.9	—

The stock option expense was fully recognized in fiscal 2026.

Time-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent a right to receive one share of Skillsoft’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. Other than annual RSU grants to our non-employee directors, which vest upon the earlier of the first anniversary of the grant date and Skillsoft’s next annual meeting of stockholders, and one-time grants made to certain non-employee directors for specified events, which vest on April 1, 2027, time-based RSUs generally vest ratably over a three or four-year period, subject to continued employment/retention through each anniversary. The grant-date fair value of RSUs is based on the closing market price of Skillsoft’s common stock on the grant date and is amortized over the vesting period on a straight-line basis.

The following summarizes time-based RSU activity for the six months ended July 31, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2026	1,239,793	$19.07	$11,220
Granted	859,419	4.78	—
Vested	(334,624)	18.47	—
Forfeited	(106,008)	16.08	—
Unvested balance, July 31, 2026 (1)	1,658,580	11.98	11,776

(1) Includes 118,014 vested RSUs, where the shares due on settlement have been irrevocably deferred at the election of the recipients until the earlier of: (i) 30 days following separation from service with Skillsoft; or (ii) a change in control event.

The total unrecognized stock-based compensation costs related to time-based RSUs was $14.3 million as of July 31, 2026, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The following summarizes MBRSU activity for the six months ended July 31, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2026	19,862	$32.57	$180
Granted	—	—	—
Vested	(6,667)	12.94	—
Forfeited	(13,195)	42.50	—
Unvested balance, July 31, 2026	—	—	—

MBRSU expense was fully recognized during the three months ended July 31, 2026.

Performance-Based Restricted Stock Units

Performance-based RSUs (“PBRSUs”) vest, once earned, over one or two-year periods, subject to continued employment through each grant date anniversary and achievement of specified corporate goals during performance periods ranging from one to three years. The grant-date fair value of PBRSUs is based on the closing market price of Skillsoft’s common stock on the grant date, and is recognized over the requisite service period when it becomes probable that the performance condition will be achieved. The expense and shares vested for our PBRSU awards depend on the achievement of specified results; the ultimate expense and number of shares vested can range from 0% to 200% of the target amount granted.

The following summarizes PBRSU activity for the six months ended July 31, 2026:

		Weighted -	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Unvested balance, January 31, 2026	305,764	$19.80	$2,767
Granted (1)	689,139	4.98	—
Vested	(26,968)	16.21	—
Forfeited	(268,796)	18.08	—
Unvested balance, July 31, 2026	699,139	5.95	4,964

(1) Reflects the number of shares that would vest based on achieving the “Target” level of performance. PBRSUs originally granted to executives during fiscal 2026 (“fiscal 2026 PSUs”) were to vest at the end of a three-year performance period, based on achievement of annual revenue growth targets determined by our Talent and Compensation Committee (the “Committee”). In setting the fiscal 2027 long term incentive plan design, the Committee also reviewed the fiscal 2026 long term incentive plan performance. In connection with such review, and to drive alignment to our new operating model and renewed strategic focus on our Enterprise business, on June 30, 2026, the Committee (in each case with the agreement of the holder), cancelled the fiscal 2026 PSUs and issued new PBRSUs to such holders, which vest at the conclusion of a two-year performance period ending on June 30, 2028 (subject to continued employment), based on achievement of specified 12-month bookings growth targets. The terms of the new PBRSUs are otherwise substantially equivalent to the fiscal 2026 PSUs. The cancellation and replacement of the fiscal 2026 PSUs was accounted for as a modification of an equity award under ASC 718, Compensation-Stock Compensation.

The total unrecognized stock-based compensation costs related to PBRSUs was $3.4 million as of July 31, 2026, which is expected to be recognized over a weighted-average period of 2.3 years.

Liability-Classified Market-Based Award

In the third quarter of fiscal 2025, we granted a market-based award to Ronald W. Hovsepian, intended to be settled in cash upon vesting, unless determined by the Board or a committee thereof to be settled in shares. This award is eligible to be earned based on the volume-weighted average of our daily common stock trading price over a 30-consecutive trading day period (“30-day VWAP”) on or prior to December 31, 2028, with vesting subject to continued employment. During the second quarter of fiscal 2026, the Board certified the achievement of the first of five 30-day VWAP hurdles, for a total earned award of $6 million. Payment of this award was divided into two equal 50% tranches, each valued at $3.0 million. The first 50% of the award was settled in shares during the second quarter of fiscal 2026. The second 50% of the award was settled in cash during the second quarter of fiscal 2027. The unvested portion of the award is classified as a liability and is remeasured at fair value using a Monte Carlo simulation at each reporting date and included in “accrued compensation” on the unaudited condensed consolidated balance sheets. Expense is recognized using an accelerated attribution method over the requisite service period.

The following summarizes the liability-classified market-based performance award balance as of  July 31, 2026 (in thousands):

Estimated liability (1)	$323
Estimated unrecognized compensation cost (2)	323

(1) Included in “accrued compensation” on the unaudited condensed consolidated balance sheets.

(2) Expected to be recognized over a weighted-average period of 2.4 years.

Stock-Based Compensation Expense

The following summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Costs of revenues	$77	$47	$136	$158
Content and software development	78	877	309	1,886
Selling and marketing	532	502	1,038	1,276
General and administrative	1,473	1,913	3,432	4,039
Total	$2,160	$3,339	$4,915	$7,359

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

Disaggregated Revenue and Geography Information

The following is a summary of net revenues by type for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
SaaS and subscription services:
Enterprise	$85,312	$86,320	$166,755	$171,004
Consumer	6,646	8,975	13,733	17,946
Professional services and other	6,290	5,890	12,258	11,383
Total net revenues	$98,248	$101,185	$192,746	$200,333

Generally, SaaS and subscription services revenues are recognized over the service period, while professional services revenues are recognized over time as services are performed.

The following sets forth our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
United States	$73,773	$76,764	$144,469	$152,160
Europe, Middle East and Africa	14,847	14,837	29,245	28,890
Other Americas	4,603	4,333	9,050	8,457
Asia-Pacific	5,025	5,251	9,982	10,826
Total net revenues	$98,248	$101,185	$192,746	$200,333

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Deferred Revenue

Deferred revenue activity for the six months ended July 31, 2026 was as follows (in thousands):

Deferred revenue as of January 31, 2026	$258,448
Billings deferred	125,876
Recognition of deferred revenue attributable to:
Prior year deferred revenue	(159,915)
Current year deferred revenue	(32,830)
Deferred revenue as of July 31, 2026	$191,579

Deferred revenue performance obligations relate predominantly to time-based SaaS and subscription services that are billed in advance of services being rendered.

Deferred Contract Acquisition Costs

Deferred contract acquisition cost activity for the six months ended July 31, 2026 was as follows (in thousands):

Deferred contract acquisition costs as of January 31, 2026	$38,495
Contract acquisition costs	9,843
Recognition of contract acquisition costs	(13,416)
Deferred contract acquisition costs as of July 31, 2026	$34,922

(12)    Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are information that reflect the assumptions that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are variables that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

The following summarizes our assets (liabilities) that are measured at fair value on a recurring basis as of July 31, 2026 and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
	Measurements	Measurements	Measurements	Total
Cash and cash equivalents	$90,310	$—	$—	$90,310
Restricted cash	2,788	—	—	2,788
Interest rate swaps - asset (liability)	—	759	—	759
(Liability)-classified market-based award	—	(323)	—	(323)
Total assets (liabilities) recorded at fair value	$93,098	$436	$—	$93,534

Cash, Cash Equivalents and Restricted Cash

The cost of our cash, cash equivalents and restricted cash was consistent with their estimated fair values as of July 31, 2026. See Note 2 “Summary of Significant Accounting Policies - Cash, Cash Equivalents, and Restricted Cash” to the 2026 AFS for additional detail.

Disposal Group

As discussed in Note 3, "Discontinued Operations," on April 30, 2026, Skillsoft classified the GK segment as held for sale and discontinued operations and measured the disposal group at fair value less costs to sell. The fair value of the disposal group was determined using significant unobservable inputs and therefore is classified as a Level 3 fair value measurement within the fair value hierarchy.

Skillsoft considered available information in estimating the fair value of the disposal group less costs to sell, including the timing and probability of expected cash flows and discount rates derived from observable market data for instruments with similar durations and risk characteristics, as well as information received during the sale process. The terms of the SPA and other corroborative evidence were used to support the estimated fair value less costs to sell as of  July 31, 2026.

The Seller Note issued in connection with the sale was initially recognized at fair value and is included in “prepaid expenses and other current assets” on the unaudited condensed consolidated balance sheets. The fair value of the Seller Note was determined using an income approach that incorporated expected repayment timing, estimated collectability and market participant discount rates derived from observable financing arrangements for instruments with similar durations and collateral characteristics.

The deferred consideration receivable under the SPA was initially recognized at fair value and is included in “other assets” on the unaudited condensed consolidated balance sheets. The fair value measurement incorporated market participant assumptions regarding credit risk, non-performance risk, the timing of expected cash flows and appropriate risk-adjusted discount rates.

The contingent consideration asset under the SPA is included in “other assets” on the unaudited condensed consolidated balance sheets and was valued using a probability-weighted expected present value methodology. Significant assumptions included estimates of future qualifying transaction scenarios, expected proceeds, probability assumptions, the timing of expected cash flows and market participant discount rates.

Significant increases or decreases in the estimated probability of collection, probability of future qualifying transactions, expected proceeds or discount rates could result in a materially higher or lower fair value measurement.

Interest Rate Swaps

On June 17, 2022, Skillsoft entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on a portion of our variable rate debt to a fixed rate (the “Interest Rate Swaps”). The Interest Rate Swaps have a combined notional amount of $300.0 million and a maturity date of June 5, 2027. The objective of the Interest Rate Swaps is to eliminate the variability of cash flows for interest payments on $300.0 million of variable rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark SOFR interest rates over the interest rate swap term. The changes in cash flow of the Interest Rate Swaps are expected to offset changes in cash flow of the variable rate debt. The Interest Rate Swaps are not designated as cash flow hedges, and unrealized gains and losses from changes in fair value of the Interest Rate Swaps are included in the caption “fair value adjustment of interest rate swaps” in the statements of operations as they occur. For the three and six months ended July 31, 2026, we recognized a non-cash gain (loss) of $0.8 million and $2.0 million, respectively. For the three and six months ended July 31, 2025, we recognized a non-cash gain (loss) of $2.1 million and ($2.1) million, respectively.

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

Depending on whether the Interest Rate Swaps are in an asset or liability position at the end of the reporting period, they are included in either “other assets” or “other long-term liabilities” on our unaudited condensed consolidated balance sheets.

Liability-Classified Market-Based Awards

The fair value of the liability-classified market-based award is determined using a Monte Carlo simulation, weighted for the service period completed, at each reporting date. The most significant inputs for determining the fair value either originate from the grant agreement (e.g., stock price hurdles, vesting amounts, and service dates) or are derived from or corroborated by observable market data (e.g., interest rates, stock prices, equity risk, market betas, size premiums, average stock volatility); therefore we have classified the fair value measurement as Level 2 in the fair value hierarchy. See Note 10 “Stock-Based Compensation” above for additional information related to the liability-classified market-based award.

Other Fair Value Instruments

Skillsoft currently invests available cash balances primarily in money market funds invested in United States Treasury securities and United States Treasury securities repurchase agreements, as well as cash deposits held at major banks. The carrying amounts of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, as reported on the unaudited condensed consolidated balance sheet as of  July 31, 2026, approximate their fair value because of the short maturity of those instruments.

Our long-term debt is a financial instrument, and the fair value of Skillsoft’s outstanding principal amounts as of July 31, 2026 was $531.7 million. This fair value is determined based on inputs that are classified as Level 2 within the fair value hierarchy. The fair value hierarchy table presented above only includes assets and liabilities measured at fair value on the unaudited condensed consolidated balance sheets.

(13)    Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Skillsoft's chief operating decision maker (“CODM”) is its Chief Executive Officer. No operating segments have been aggregated to determine our reportable segment.

As of April 30, 2026, Skillsoft operates as a single operating and reportable segment. Our CODM organizes Skillsoft's business, manages resource allocation and measures performance on a consolidated basis. Skillsoft previously had two operating and reportable segments: TDS and GK. On April 30, 2026, we committed to a plan to sell the business of our GK segment, and determined that such business met the criteria to be classified as held for sale and as discontinued operations. Accordingly, the historical results of our former GK segment are presented as discontinued operations, and as such, have been excluded from continuing operations in the unaudited condensed consolidated statements of operations and segment results for all periods presented. See Note 3 “Discontinued Operations” for additional information.

In connection with Skillsoft’s transition to a single reportable segment, the CODM changed the measures used to evaluate segment performance and allocate resources from segment revenues and business unit contribution profit to revenue from continuing operations (which we refer to herein as "revenue"), income (loss) from continuing operations, and adjusted EBITDA from continuing operations (which we refer to herein as "adjusted EBITDA"). Income (loss) from continuing operations is the measure of segment profit (loss) determined on a basis most consistent with the measurement principles used in our unaudited condensed consolidated statements of operations. Adjusted EBITDA is an additional measure of segment profit (loss) used by the CODM to evaluate segment performance and allocate resources. Prior-period amounts have been recast to conform to the current presentation (segment revenue determinations are unchanged). Adjusted EBITDA is determined by subtracting the following from revenue: adjusted costs of revenues, adjusted content and software development expenses, adjusted selling and marketing expenses, and adjusted general and administrative operating expenses. The foregoing adjusted expense measures are defined as costs of revenues, content and software development expenses, selling and marketing expenses, and general and administrative operating expenses (in each case from continuing operations) reflected in our unaudited condensed consolidated statements of operations, respectively, but excluding in each case the following items (when applicable), which our CODM does not consider in measuring adjusted EBITDA:

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

●	Litigation and regulatory matters expenses – Charges associated with certain litigation, regulatory, compliance and investigative matters that are determined to be outside of the ordinary course of business, and not reflective of ongoing operations.
●	Executive exit costs – Costs associated with the departure of executives.
●	Transformation costs – Costs incurred to transform our operations through significant strategic non-ordinary course transactions.

Adjusted EBITDA excludes the following (when applicable), as the CODM does not consider them in measuring adjusted EBITDA: non-cash goodwill and intangible asset impairment charges; amortization of intangible assets; acquisition and integration-related costs; restructuring expenses; other income (expense), net; interest rate swap fair value adjustments; interest income; and interest expense. Segment performance is not evaluated based on segment asset or liability information.

Our business is delivered through two complementary platform offerings: (i) our enterprise-focused Skills Management Platform, which provides organizations with subscription-based access to learning and workforce capability development tools, and (ii) our Learner Platform, which provides interactive, practice-based technology skill development experiences for individual learners and enterprise teams.

The following presents income (loss) from continuing operations, adjusted EBITDA, a reconciliation between the two, and significant segment expenses for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues	$98,248	$101,185	$192,746	$200,333
Adjusted costs of revenues	15,135	15,796	30,874	32,067
Adjusted content and software development expenses	11,460	12,467	24,134	24,564
Adjusted selling and marketing expenses	25,400	28,913	51,670	57,579
Adjusted general and administrative expenses	12,825	12,794	26,000	28,069
Adjusted EBITDA	33,428	31,215	60,068	58,054
Excluded from all adjusted operating expenses above:
Depreciation	316	336	659	656
Long-term incentive compensation expenses	2,182	3,718	5,132	8,257
Litigation and regulatory matters expenses	248	—	621	—
Transformation costs	1,406	1,004	1,777	2,606
Amortization of intangible assets	21,537	29,875	51,098	59,981
Acquisition and integration related costs	—	769	—	1,292
Restructuring expenses	4,365	1,613	5,706	2,629
Operating income (loss)	3,374	(6,100)	(4,925)	(17,367)
Other income (expense), net	1,627	331	4,233	(586)
Fair value adjustment of interest rate swaps	758	2,128	2,003	(2,128)
Interest income	697	465	1,242	933
Interest expense	(14,240)	(14,962)	(27,988)	(29,358)
Income (loss) before provision for (benefit from) income taxes	(7,784)	(18,138)	(25,435)	(48,506)
Provision for (benefit from) income taxes	7,209	(153)	8,253	(894)
Income (loss) from continuing operations	$(14,993)	$(17,985)	$(33,688)	$(47,612)

Significant segment expenses consist of adjusted costs of revenues, adjusted content and software development expenses, adjusted selling and marketing expenses, and adjusted general and administrative operating expenses (each as set forth above). Other segment items (also set forth above) consist of (when applicable) each of the exclusions described above to determine the adjusted expense measures (depreciation, long-term incentive compensation expenses, litigation and regulatory matters expenses, transformation costs), as well as non-cash goodwill and intangible asset impairment charges; amortization of intangible assets; acquisition and integration-related costs; restructuring expenses; other income (expense), net; interest rate swap fair value adjustments; interest income; and interest expense.

The following sets forth our assets from continuing operations as of the period presented (in thousands):

	July 31, 2026	January 31, 2026
Continuing operations	$766,527	$881,839

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

The following sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for the number of shares and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Income (loss) from continuing operations	$(14,993)	$(17,985)	$(33,688)	$(47,612)
Income (loss) from discontinued operations	(27,375)	(5,803)	(51,794)	(14,225)
Net income (loss)	$(42,368)	$(23,788)	$(85,482)	$(61,837)

Weighted average common shares outstanding:
Basic and diluted	8,988,884	8,567,973	8,901,553	8,448,433

Per basic and diluted share:
Income (loss) from continuing operations	$(1.67)	$(2.10)	$(3.78)	$(5.64)
Income (loss) from discontinued operations	(3.04)	(0.68)	(5.82)	(1.68)
Net income (loss)	$(4.71)	$(2.78)	$(9.60)	$(7.32)

During the three and six months ended July 31, 2026 and July 31, 2025, we incurred net losses and, therefore, the effect of our potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following sets forth stock/RSU totals with a potentially dilutive impact, excluding the effect of the treasury stock method (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Common stock underlying warrants	1,300	3,098	2,061	3,098
RSUs	2,421	1,940	1,962	1,723
Stock options	8	31	8	31
Total	3,729	5,069	4,031	4,852

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

(16)    Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of July 31, 2026 through the filing date of this Form 10-Q to ensure that this filing includes appropriate disclosure of events both recognized in Interim Financial Statements, and events which occurred subsequently but were not recognized in the Interim Financial Statements. We have concluded that no subsequent events have occurred that require disclosure, except as are disclosed within the Interim Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Skillsoft”, “we”, “our” or “us” refers to Skillsoft Corp. and its consolidated subsidiaries. This MD&A should be read in conjunction with: (i) the unaudited condensed consolidated financial statements and the accompanying notes presented in Part I, – Item 1. “Financial Statements” of this Form 10-Q (the "Interim Financial Statements"), (ii) our consolidated financial statements, notes thereto, and the related MD&A contained in our 2026 Form 10-K; and (iii) the disclosures under “Cautionary Notes Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and in the 2026 Form 10-K. The consolidated financial statements contained in the 2026 10-K are referred to herein as the “2026 AFS”.

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

●

Blended Learning Experiences Across Modalities: Digital courses, interactive AI simulations, coaching, bootcamps, practice labs, and assessments delivered within a centralized learner and administrative experience designed to support applied skill development.

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

For more details, refer to “Part I – Item 1. Business” in our 2026 Form 10-K.

Significant Event

On July 6, 2026, Skillsoft completed the sale of our GK business. Following the consummation of the sale we continue to have limited involvement with the GK business through a transition services agreement that provides for transitional services customary for transactions of this type through January 6, 2027. We do not expect the services provided under the transition services agreement to be significant to our consolidated financial position, results of operations or cash flows.  See Note 3 “Discontinued Operations” for additional information.

Results of Operations

Our results of operations as reported in our Interim Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following sets forth certain items from our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of revenues	15.4%	15.7%	16.1%	16.2%
Content and software development expenses	11.8%	13.4%	12.8%	13.4%
Selling and marketing expenses	26.6%	29.3%	27.5%	29.7%
General and administrative expenses	16.4%	15.7%	16.6%	17.5%
Amortization of intangible assets	21.9%	29.5%	26.5%	29.9%
Acquisition and integration related costs	0.0%	0.8%	0.0%	0.6%
Restructuring	4.4%	1.6%	3.0%	1.3%
Total operating expenses	96.5%	106.0%	102.5%	108.6%
Operating income (loss)	3.5%	(6.0)%	(2.5)%	(8.6)%
Other income (expense), net	1.5%	0.2%	2.2%	(0.3)%
Fair value adjustment of interest rate swaps	0.8%	2.1%	1.0%	(1.1)%
Interest income	0.7%	0.5%	0.6%	0.5%
Interest expense	(14.5)%	(14.8)%	(14.5)%	(14.7)%
Income (loss) before provision for (benefit from) income taxes	(8.0)%	(18.0)%	(13.2)%	(24.2)%
Provision for (benefit from) income taxes	7.3%	(0.2)%	4.3%	(0.4)%
Income (loss) from continuing operations	(15.3)%	(17.8)%	(17.5)%	(23.8)%

Segment Information

Effective April 30, 2026, following the classification of our Global Knowledge ("GK”) business as held for sale and discontinued operations, Skillsoft operates as a single operating and reportable segment. In connection with Skillsoft’s transition to a single reportable segment, Skillsoft's Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), changed the measures used to evaluate performance and allocate resources from segment revenues and business unit contribution profit to revenue from continuing operations (which we refer to herein as “revenue”), income (loss) from continuing operations, and non-GAAP adjusted EBITDA from continuing operations (which we refer to herein as “adjusted EBITDA”). Prior-period amounts have been recast to conform to the current presentation (segment revenue determinations are unchanged). In addition to net income (loss) from continuing operations, our CODM uses adjusted EBITDA to evaluate segment performance and allocate resources. We believe that adjusted EBITDA can be useful in evaluating our performance against our peer companies because we believe it provides users with valuable insight into key components of our GAAP financial disclosures. In addition, adjusted EBITDA is used to assess operating performance, financial leverage and the effective use and allocation of resources; to provide more normalized period-to-period comparisons of operating results; and to enhance investors’ understanding of the core operating results of our business. See Note 13, Segment Information, to the Interim Financial Statements for additional information regarding Skillsoft's reportable segment (including how adjusted EBITDA is determined), and the reconciliation of adjusted EBITDA to income (loss) from continuing operations for each of the three and six month periods ended July 31, 2026 and July 31, 2025.

Segment information for the periods indicated is set forth below (in thousands, except percentages):

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Revenues	$98,248	$101,185	$(2,937)	(2.9)%	$192,746	$200,333	$(7,587)	(3.8)%
Adjusted costs of revenues	15,135	15,796	(661)	(4.2)%	30,874	32,067	(1,193)	(3.7)%
Adjusted content and software development expenses	11,460	12,467	(1,007)	(8.1)%	24,134	24,564	(430)	(1.8)%
Adjusted selling and marketing expenses	25,400	28,913	(3,513)	(12.2)%	51,670	57,579	(5,909)	(10.3)%
Adjusted general and administrative expenses	12,825	12,794	31	0.2%	26,000	28,069	(2,069)	(7.4)%
Adjusted EBITDA	$33,428	$31,215	$2,213	7.1%	$60,068	$58,054	$2,014	3.5%

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

Our Skills Management Platform is delivered primarily through subscription-based agreements that provide enterprise customers with access to our multi-modal learning offerings and related platform capabilities. Customers subscribe to curated learning content across leadership and business, technology, and compliance subject areas, delivered through multiple modalities including digital courses, coaching, bootcamps, practice labs, simulations, and assessments. Subscription arrangements may include varying combinations of content libraries and delivery modalities, reflecting enterprise scope and user needs. Customers may also purchase expanded access to additional platform capabilities, including content creation and skills benchmarking tools. Contracts are typically annual agreements and priced based on enterprise scope, number of users, and product configuration.

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

The following is a summary of our net revenues by type for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
SaaS and subscription services:
Enterprise	$85,312	$86,320	$(1,008)	(1.2)%	$166,755	$171,004	$(4,249)	(2.5)%
Consumer	6,646	8,975	(2,329)	(25.9)%	13,733	17,946	(4,213)	(23.5)%
Professional services and other	6,290	5,890	400	6.8%	12,258	11,383	875	7.7%
Total net revenues	$98,248	$101,185	$(2,937)	(2.9)%	$192,746	$200,333	$(7,587)	(3.8)%

Total revenue decreased for the three and six months ended July 31, 2026 compared with the three and six months ended July 31, 2025, primarily due to declines in our consumer business reflecting continued reduction in demand for direct-to-consumer offerings. Additionally, the enterprise business saw slight declines from the continued impact of lower bookings related to more cautious discretionary spending in the first half of the prior year sales cycle by certain public-sector customers. Based on recent trends, we expect the decline in our consumer business to continue, although the extent and timing of future declines may be influenced by broader market conditions, customer demand and our strategic priorities.

Operating Expenses

Summary of operating expenses

The following provides select operating expenses (in thousands, except percentages), which are discussed in the associated captions that immediately follow:

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Costs of revenues	$15,147	$15,935	$(788)	(4.9)%	$31,036	$32,451	$(1,415)	(4.4)%
Content and software development expenses	11,635	13,577	(1,942)	(14.3)%	24,687	26,901	(2,214)	(8.2)%
Selling and marketing expenses	26,095	29,669	(3,574)	(12.0)%	53,055	59,417	(6,362)	(10.7)%
General and administrative expenses	16,095	15,847	248	1.6%	32,089	35,029	(2,940)	(8.4)%
Amortization of intangible assets	21,537	29,875	(8,338)	(27.9)%	51,098	59,981	(8,883)	(14.8)%
Acquisition and integration related costs	—	769	(769)	(100.0)%	—	1,292	(1,292)	(100.0)%
Restructuring	4,365	1,613	2,752	170.6%	5,706	2,629	3,077	117.0%
Total operating expenses	$94,874	$107,285	$(12,411)	(11.6)%	$197,671	$217,700	$(20,029)	(9.2)%

Costs of revenues

Costs of revenues consists primarily of employee salaries and benefits for hosting operations, professional service and customer support personnel; royalties; hosting and software maintenance services; and facilities and utilities costs. The following provides details regarding the changes in components of costs of revenues (in thousands, except percentages):

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Compensation and benefits	$7,596	$7,943	$(347)	(4.4)%	$15,383	$16,044	$(661)	(4.1)%
Courseware and outside services	4,521	4,771	(250)	(5.2)%	9,557	10,302	(745)	(7.2)%
Hosting and software maintenance	2,911	3,033	(122)	(4.0)%	5,836	5,781	55	1.0%
Facilities, utilities and other	119	188	(69)	(36.7)%	260	324	(64)	(19.8)%
Total costs of revenues	$15,147	$15,935	$(788)	(4.9)%	$31,036	$32,451	$(1,415)	(4.4)%

Costs of revenues is variable and generally correlates with revenue volume and the mix of products and services, as different offerings carry different margin profiles. The decrease in compensation and benefits and courseware and outside services, when comparing the three and six months ended July 31, 2026 to the corresponding periods in 2025, was primarily attributable to lower revenue, partially offset by lower-margin offerings. Hosting and software maintenance increased when comparing the six months ended July 31, 2026 to the corresponding period in 2025, primarily reflecting continued investments in technology and increasing third-party costs.

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

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Compensation and benefits	$8,250	$9,844	$(1,594)	(16.2)%	$18,282	$20,023	$(1,741)	(8.7)%
Consulting and outside services	1,780	2,329	(549)	(23.6)%	3,177	3,898	(721)	(18.5)%
Software maintenance	1,393	1,320	73	5.5%	2,796	2,666	130	4.9%
Facilities, utilities and other	212	84	128	152.4%	432	314	118	37.6%
Total content and software development expenses	$11,635	$13,577	$(1,942)	(14.3)%	$24,687	$26,901	$(2,214)	(8.2)%

The decreases in compensation and benefits, when comparing the three and six months ended July 31, 2026 to the corresponding prior year periods, were attributable to lower stock-compensation expense due to forfeitures and lower grants of share-based payment awards. The decreases in consulting and outside services expenses, when comparing the three and six months ended July 31, 2026 to the corresponding prior year periods, are primarily due to cost savings from our restructuring initiatives. Software maintenance increased when comparing the three and six months ended July 31, 2026 to the corresponding prior year periods, primarily reflecting increasing third-party costs.

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

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Compensation and benefits	$19,870	$20,743	$(873)	(4.2)%	$39,925	$44,316	$(4,391)	(9.9)%
Advertising and promotions	3,390	5,109	(1,719)	(33.6)%	7,368	8,189	(821)	(10.0)%
Software maintenance	2,248	2,770	(522)	(18.8)%	4,579	5,323	(744)	(14.0)%
Consulting and outside services	353	628	(275)	(43.8)%	718	1,029	(311)	(30.2)%
Facilities, utilities and other	234	419	(185)	(44.2)%	465	560	(95)	(17.0)%
Total S&M expenses	$26,095	$29,669	$(3,574)	(12.0)%	$53,055	$59,417	$(6,362)	(10.7)%

The decrease in compensation and benefits and software maintenance, when comparing the three and six months ended July 31, 2026 to the corresponding periods in 2025, primarily reflected cost savings from our continued optimization of our go-to-market model and sales coverage strategy. The decreases in advertising and promotions, when comparing the three and six months ended July 31, 2026 to the corresponding periods in 2025, were primarily attributable to efforts to optimize marketing expenditures and improve operating efficiency.

General and administrative expenses

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits for executive, finance, administrative, and legal personnel; audit, legal and consulting fees; insurance; franchise, sales and property taxes; facilities costs; and depreciation. The following provides details regarding the changes in components of G&A expenses (in thousands, except percentages):

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Compensation and benefits	$9,901	$9,871	$30	0.3%	$20,071	$21,396	$(1,325)	(6.2)%
Consulting and outside services	4,610	4,101	509	12.4%	8,710	9,949	(1,239)	(12.5)%
Insurance	488	548	(60)	(10.9)%	973	1,080	(107)	(9.9)%
Facilities, utilities and other	179	322	(143)	(44.4)%	393	417	(24)	(5.8)%
Software maintenance	775	883	(108)	(12.2)%	1,517	1,859	(342)	(18.4)%
Franchise, sales, and property tax	142	122	20	16.4%	425	328	97	29.6%
Total G&A expenses	$16,095	$15,847	$248	1.6%	$32,089	$35,029	$(2,940)	(8.4)%

Compensation and benefits and consulting and outside services expenses decreased during the six months ended July 31, 2026 compared to the prior year period, primarily due to cost savings resulting from our restructuring initiatives, including reduced stock-based compensation expense driven by forfeitures and lower grants. When comparing the three months ended July 31, 2026 to the corresponding period in 2025, consulting and outside services increased primarily reflecting higher spending on third-party professional services supporting efficiency initiatives.

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

Amortization of intangible assets, when comparing the three and six months ended July 31, 2026 to the same periods in 2025, decreased primarily due to certain intangible assets becoming fully amortized, partially offset by increases in amortization of capitalized internal use software development costs.

Impairment of goodwill and intangible assets

Refer to Note 4 “Intangible Assets” to the 2026 AFS for information regarding impairment review requirements and assumption uncertainty. This process was completed for the three and six months ended July 31, 2026, and we considered both adverse and mitigating relevant market-based inputs and factors. Based on the totality of the information considered, we concluded that it was not more likely than not that the fair values of the goodwill, intangible, and long-lived assets of our continuing operations were less than their carrying values and that no triggering event had occurred requiring a quantitative impairment assessment. Accordingly, no impairment charges related to these assets of our continuing operations were recognized during the three and six months ended July 31, 2026. For information regarding goodwill, intangible assets and long-lived assets impairments associated with discontinued operations (our former GK reporting unit), see Note 3, "Discontinued Operations" to the Interim Financial Statements.

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

Restructuring

In connection with Skillsoft's activities with respect to the sale of its GK business, which was classified as held for sale and discontinued operations as of April 30, 2026, the implementation of our comprehensive resource reallocation plan, and our workplace flexibility policy, we continued to execute initiatives aimed at reducing costs and aligning our operating expenses with current economic conditions and our evolving operating model. These initiatives were intended to enhance operating efficiency, competitiveness, and overall profitability, and included workforce reductions and facility closures and consolidations. Our restructuring charges recognized during the three months and six months ended July 31, 2026 totaling $4.4 million and $5.7 million, respectively, were primarily associated with professional fees in connection with our sale efforts relating to the GK business, employee termination costs, and contract termination costs. Our restructuring charges recognized during the three and six months ended July 31, 2025 totaling $1.6 million and $2.6 million, respectively, were primarily associated with the employee termination costs.

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

Interest and other

Interest and other, net, consists of gain or loss on derivative instruments, interest income, interest expense, and other expenses and income (in thousands, except percentages):

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Other income (expense), net	$1,627	$331	$1,296	391.5%	$4,233	$(586)	$4,819	(822.4)%
Interest income	697	465	232	49.9%	1,242	933	309	33.1%
Interest expense	(14,240)	(14,962)	722	(4.8)%	(27,988)	(29,358)	1,370	(4.7)%

Other income (expense), net consists primarily of the foreign exchange gains and losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which fluctuate as the U.S. dollar appreciates or depreciates against other currencies. Interest income for the three and six months ended July 31, 2026 compared to the same periods in 2025 increased primarily due to higher money market balances. The decrease in interest expense, when comparing the three and six months ended July 31, 2026 to the corresponding periods in 2025, was primarily due to lower average interest rates for our borrowings. As a result of our interest rate swaps agreements, described below, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

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

The gains (losses) reflected for the change in value of the interest rate swaps during the three and six months ended July 31, 2026 and 2025 are primarily attributable to increases (decreases) in the expectation for one-month SOFR interest rates through June 5, 2027.

Provision for (benefit from) income taxes

The following provides select provision for (benefit from) income taxes information (in thousands, except percentages):

	Three Months Ended July 31,		Dollar Increase	Percent	Six Months Ended July 31,		Dollar Increase	Percent
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Provision for (benefit from) income taxes	$7,209	$(153)	$7,362	(4811.8)%	$8,253	$(894)	$9,147	(1023.2)%
Effective income tax rate	(92.6)%	0.8%			(32.4)%	1.8%

The effective income tax rate for the three and six months ended July 31, 2026 and 2025 differed from the United States federal statutory rate of 21.0% due primarily to the impact of non-deductible items, foreign rate differentials, changes in unremitted earnings, changes in uncertain tax positions, and changes in the valuation allowance on our deferred tax assets. During the second quarter of fiscal 2027, we recorded a $7.8 million increase in uncertain tax positions related to certain international tax positions. This discrete item increased income tax expense and unfavorably impacted the effective tax rate for the period.

Liquidity and Capital Resources

Liquidity and sources of cash

As of July 31, 2026, we had $90.3 million of unrestricted cash and cash equivalents. Most of our cash and cash equivalents are held at large financial institutions with high rating agency designations, and our exposure to regional banks is not significant. Our investment policy is approved and reviewed annually by the Audit Committee. Our current investment policy’s primary objectives when investing available cash are, in order of importance: (1) preservation of capital and protection of principal; (2) maintenance of liquidity that is sufficient to meet cash flow needs; and (3) maximize rate of return. Our cash requirements from period to period vary depending on factors such as the growth of the business, changes in working capital needs and capital expenditures. We have funded operations primarily through the use of cash collected from our customers and the proceeds received from the Amended Credit Agreement (defined below), supplemented with borrowings under our accounts receivable facility (described below). We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, supplemented by borrowings up to a maximum of $75.0 million under our accounts receivable facility. Based on our current cash flow budgets and forecasts of both short-term and long-term liquidity needs, we anticipate we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months, with capital sources currently available. Specifically, we believe cash flow from operating activities, together with cash on hand and availability under our accounts receivable facility, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements, including debt repayments, finance costs, and any stranded and other costs in connection with the sale of our GK business. Beyond the next twelve months, our liquidity requirements will depend on many factors, including macroeconomic conditions, our revenue growth rate, the timing and the amount of cash collected from our customers, availability under our accounts receivable facility, the expansion of sales and marketing activities, the introduction of platform enhancements, and the continuing market adoption of our platform. While our Amended Credit Agreement does include restrictions on the ability of our guarantor subsidiaries to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which are expected to permit distributions to enable us to make required principal and interest payments on our indebtedness. However, in the event we are not able to receive cash from our subsidiaries, we will be unable to make the required payments. In addition, although we anticipate we will be able to refinance outstanding obligations under our credit agreement prior to or when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. Further, we may require additional capital in the future to fund capital expenditures, acquisitions, strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating cash flow performance may also be affected by matters discussed under "Risk Factors" in Part I, Item 1A of our 2026 Form 10-K and in this Form 10-Q. These risks and uncertainties may adversely affect our long-term liquidity.

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

The First Amendment provided additional Term B-1 Loans in the original principal amount of $160 million (the “Term B-1 Loans”), all of which was drawn in full on the closing date thereof, and are scheduled to mature on the Maturity Date. In addition, the First Amendment, among other things, (a) provided for early opt-in to SOFR subject to a 0.75% floor, for the Original Term Loans (the Original Term Loans together with the Term B-1 Loans, the “Initial Term Loans”) and (b) provided for an applicable margin for the Initial Term Loans of 4.25% with respect to base rate borrowings and 5.25% with respect to SOFR borrowings.

Prior to the maturity thereof, the Initial Term Loans are subject to aggregate quarterly amortization payments of $1.6 million. The proceeds of the Term B-1 Loans were used by Skillsoft to finance, in part, the Codecademy acquisition, and to pay costs, fees, and expenses related thereto.

Interest rates applicable to the Initial Term Loans are described in Note 12 to the 2026 AFS. As of July 31, 2026, the outstanding principal balance of $578.6 million of Initial Term Loans bears interest at a rate equal to SOFR plus a credit premium of 0.11% plus a margin of 5.25%, per annum, with a SOFR floor of 0.75%. As a result of our interest rate swaps, we have a fixed cash interest rate of 8.94% on $300 million of our outstanding term loans.

We are also required to make prepayments of outstanding obligations under the Amended Credit Agreement if certain criteria are met including, but not limited to excess cash flow for the prior fiscal year (as defined in the Amended Credit Agreement), net cash proceeds from asset sales and net cash proceeds from issuances of equity or indebtedness. No prepayments were required during the three and six months ended July 31, 2026 or 2025. Loan parties are subject to various affirmative and negative covenants and reporting obligations under the Amended Credit Agreement, as described in Note 12 to the 2026 AFS. As of July 31, 2026, we are in compliance with all such covenants.

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

Management continually evaluates opportunities to optimize its capital structure and, in connection therewith, may pursue refinancing, repricing, or other financing transactions from time to time. Addressing Skillsoft's debt maturities is a key financial priority, and management, together with a special committee of the Board of Directors, is actively evaluating potential alternatives. Although we anticipate that we will be able to refinance outstanding obligations under the Amended Credit Agreement prior to or when they mature and believe we have sufficient time to evaluate and pursue potential alternatives, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable.

Accounts Receivable Facility

We also have access to up to $75.0 million of borrowings under an accounts receivable credit agreement, as amended (the “A/R Agreement”) with First Citizens Bank and Trust Company, which matures on the earlier of (i) November 26, 2029 or (ii) 90 days prior to the maturity of any corporate debt (including the Initial Term Loans). Pursuant to this agreement, certain of our accounts receivable are pledged as security for loans made by participating lenders.

Under the A/R Agreement, the fixed component of the interest rate is 2.61% per annum; the highest advance rate on certain eligible receivables is 90%; and the minimum outstanding balance requirement is $1 million. The A/R Agreement currently permits ad hoc borrowings and repayments. Based on seasonality of billings and the characteristics of our accounts receivable, some of which are not eligible for advances, we are not always able to access the full $75.0 million available capacity. As of July 31, 2026 and January 31, 2026, $1.0 million was drawn under the A/R Agreement. As of July 31, 2026, approximately $32.5 million was available to be drawn thereunder. Under this agreement, when borrowing more than the required minimum, Skillsoft receives proceeds equal to the net present value of the accounts receivable balances used to calculate the borrowing base. The interest rate on borrowings outstanding under the accounts receivable facility was 6.26% as of July 31, 2026.

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

Seller-Financed and Deferred Consideration Receivables

On July 6, 2026, the sale of the GK business was completed. The initial consideration received was $5.4 million, subject to final adjustment in accordance with procedures set forth in the agreement governing the sale, funded by a note payable to the seller (the "Seller Note"). The Seller Note is secured by the cash and accounts receivable of the GK business. Of the $5.4 million principal amount of the Seller Note, approximately $3.4 million was due and payable on July 31, 2026, and the remaining $2.0 million is due and payable on October 31, 2026. The Purchaser did not make the $3.4 million payment due to the Seller on July 31, 2026. As of September 1, 2026, the Purchaser had paid $0.5 million of such amount and has advised the Seller that it expects to pay the full remaining outstanding balance of the Seller Note, including the unpaid amount, by October 31, 2026. The Seller continues to engage with the Purchaser regarding the timing of repayment. To date, the Seller has not accelerated the Seller Note or exercised other remedies available to it as a result of the missed payment.

In addition, Skillsoft is entitled to receive deferred consideration of approximately $8.0 million, payable in five quarterly installments beginning nine months after the closing date, subject to certain offset rights. The purchaser's obligation to pay the deferred consideration is secured by the intellectual property rights of the transferred companies. See Note 3 to the Interim Financial Statements for additional detail.

Skillsoft recorded the Seller Note and deferred consideration at their estimated fair values upon closing and will continue to assess collectability and credit risk associated with these receivables. While management believes the recorded amounts appropriately reflect the estimated fair value of the consideration, the ultimate timing and amount of cash collected will depend on the future operating performance, liquidity and financing activities of the GK business and its affiliates.

Status of Compliance with the NYSE’s Continued Listing Standards

As previously disclosed, on March 26, 2026, Skillsoft received a notice from the NYSE (the “Notice”) informing us that we were not in compliance with NYSE listing standard 802.01B, because at such time Skillsoft’s average global market capitalization over a consecutive 30 trading-day period was less than $50 million and stockholders’ equity was less than $50 million (the “Market Cap Standard”). The Notice had no immediate impact on the listing of our common stock.

In accordance with NYSE procedures, we timely submitted a plan to the NYSE demonstrating how we intended to regain compliance with the Market Cap Standard within 18 months of our receipt of the Notice (the “Plan”). On July 8, 2026, the NYSE accepted the Plan. In accordance with NYSE rules, we have until September 26, 2027, to regain compliance with the Market Cap Standard. Subsequent to receipt of the Notice, our average global market capitalization has increased above the minimum threshold required under the Market Capitalization Standard. However, there can be no assurance that we will continue to satisfy the Market Capitalization Standard during the remainder of the applicable compliance period or that the NYSE will determine that we have regained compliance on a sustained basis. Skillsoft’s common stock will continue to be listed on the NYSE during the 18-month cure period, subject to our compliance with the NYSE’s other continued listing standards. We are also subject to quarterly monitoring by the NYSE for compliance with the Plan. If Skillsoft fails to comply with the Plan, does not meet the Market Cap Standard at the end of the cure period, or fails to comply with any other NYSE continued listing standard, it will be subject to the prompt initiation of NYSE suspension and delisting procedures, which may, among other things, reduce the liquidity and market price for our common stock, and hinder our ability to raise additional capital. See “We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could reduce the liquidity and market price of our common stock, limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions, and/or negatively impact our ability to raise equity financing” in Part I, Item 1A. “Risk Factors” of our 2026 Form 10-K.

The Notice did not affect our business operations or our reporting obligations with the SEC, and it does not conflict with or cause an event of default under any of Skillsoft’s material debt or other agreements.

Share Repurchase Authorization

On July 10, 2024, the Board approved a share repurchase authorization for up to $10 million of Skillsoft’s outstanding shares of common stock. The share repurchase authorization commenced on July 11, 2024, and will terminate on the fourth anniversary of such date. Under the share repurchase authorization, we may purchase shares of common stock from time to time in the open market, in private negotiated transactions, or by other means. We cannot predict when or if we will repurchase any shares of common stock. The timing and number of shares of common stock that may be purchased will depend on a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. This authorization does not obligate us to purchase any minimum number of shares of common stock, and the authorization may be suspended, modified, or discontinued at any time without prior notice. As of July 31, 2026, no common stock had been repurchased under the share repurchase authorization.

Cash Flows

Cash flows from discontinued operations are included within the operating, investing, and financing activities and effect of foreign currency exchange rates on cash and cash equivalents as set forth below and in the unaudited condensed consolidated statements of cash flows. Cash flows directly attributable to discontinued operations were not material for the periods presented herein. The following summarizes our cash flows for the periods presented (in thousands, except percentages):

			Dollar
	Six Months Ended July 31,		Increase	Percent
	2026	2025	(Decrease)	Change
Net cash provided by (used in) operating activities	$11,870	$13,454	$(1,584)	(11.8)%
Net cash provided by (used in) investing activities	(16,881)	(9,914)	(6,967)	70.3%
Net cash provided by (used in) financing activities	(5,336)	(6,533)	1,197	(18.3)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,033)	3,076	(4,109)	(133.6)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(11,380)	$83	$(11,463)	NCM*

*NCM stands for not considered meaningful.

Cash flows provided by (used in) operating activities

The decrease in operating activity cash flows in the six months ended July 31, 2026 compared to the corresponding period in 2025, was primarily the result of transaction-related costs associated with the sale of the GK business, partially offset by lower expenses attributable to ongoing efficiency efforts.

Cash flows provided by (used in) investing activities

The increase in cash flows used in investing activities, when comparing the six months ended July 31, 2026 to the same period in 2025, was due primarily to the $9.9 million net cash transferred out upon sale of the GK business, partially offset by a $2.6 million decrease in cash payments for internally developed software and a $0.4 million decrease for purchases of property and equipment.

Cash flows provided by (used in) financing activities

Cash flows used in financing activities consist primarily of borrowings and repayments under our Amended Credit Agreement and A/R Agreement and cash payments made in connection with employee tax withholding obligations through net share settlements upon vesting of restricted stock awards.

The decrease in cash flows used in financing activities, when comparing the six months ended July 31, 2026 to the same period in 2025, was primarily due to lower cash used to satisfy employee tax withholding obligations through net share settlements upon vesting of restricted stock-based awards, partially offset by the timing of principal payments on our outstanding term loans.

Effect of foreign currency exchange rates on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents represents translation adjustments, which vary with fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Due to the completion of the GK business disposition, our future cash flow disclosures will reflect only our continuing operations, and therefore may not be comparable to historical results.

Contractual and Commercial Obligations

The scheduled future principal payments for maturities of our debt and future minimum rental commitments under non-cancelable lease agreements as of July 31, 2026 were as set forth below (in thousands):

	Payments due by Fiscal Year
	Total	Remainder of 2027	2028-2029		2030-2031	Thereafter
Initial Term Loans	$578,591	$1,601	$576,990	*	$—	$—
Operating leases	6,510	675	2,620		1,367	1,848
Total	$585,101	$2,276	$579,610		$1,367	$1,848

* The maturity date for the Initial Terms Loans is July 16, 2028, which occurs in fiscal 2029.

Contingencies

From time to time, we are a party to or may be threatened with litigation in the ordinary course of our business. We regularly analyze the then current information, including, as applicable, our defense and insurance coverage and, as necessary, provide accruals for probable and estimable liabilities for the eventual disposition of these matters. For information regarding legal proceedings see Note 7 to the Interim Financial Statements.

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
●

Lower expectations for future cash flows, including those resulting from declines in bookings, revenue or EBITDA (a non-GAAP measure), which in part could be impacted by legislative, regulatory or tax changes that affect the cost of, or demand for, products and services as well as the loss of key personnel;

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

For additional information on goodwill and intangible assets see Note 4 to the Interim Financial Statements. For a discussion of impairment charges to goodwill and intangible assets incurred with respect to our discontinued operations for the three and six months ended July 31, 2026, see Note 3 to the Interim Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposures to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during the three months ended July 31, 2026 from the description set forth in Item 7A of the 2026 Form 10-K.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our interest sensitive long-term debt, and to a lesser extent, our cash and cash equivalents.

Based on amounts outstanding under the Amended Credit Agreement as of July 31, 2026, taking into account the two interest rate swap agreements discussed below, a hypothetical 100 basis point increase or decrease in interest rates would result in approximately $2.8 million additional or lower pre-tax annual interest expense. To manage our exposure to interest rate risk on our long-term debt, we entered into two fixed-rate interest rate swap agreements to change the SOFR-based component of the interest rate on $300.0 million of variable rate debt to a fixed rate. For further information regarding our long-term debt and interest rate swap agreements, see Note 8 “Long-Term Debt” and Note 12 “Fair Value Measurements”, respectively, to the Interim Financial Statements.

Based on the balance of our cash and cash equivalents, as of July 31, 2026, a hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $0.6 million increase or decrease, respectively, on our annual pre-tax interest income.

Our interest rate swaps are not designated for hedge accounting and are carried on our unaudited condensed consolidated balance sheets at their fair value. Unrealized gains and losses from changes in fair value of the interest rate swaps are included in the caption "fair value adjustment of interest rate swaps" in the statements of operations as they occur. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $2.4 million increase or decrease, respectively, on our fair value adjustment of interest rate swaps as of July 31, 2026.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in the caption “other income (expenses), net” in our unaudited condensed consolidated statements of operations. We are exposed to foreign currency fluctuations, including the Euro, pound sterling, Canadian dollar, Australian dollar, Indian rupee, Singapore dollar and related currencies. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As of July 31, 2026, a hypothetical 10% increase or decrease in current exchange rates would result in an impact of approximately $3.5 million on our annual pre-tax income (loss).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Non-Accelerated Filer Status

Based on the market value of our public float as of July 31, 2026, we expect to qualify as a non-accelerated filer for purposes of our Annual Report on Form 10-K for the fiscal year ending January 31, 2027. As a result, while management will continue to be responsible for establishing, maintaining and assessing the effectiveness of our internal control over financial reporting, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding legal proceedings as set forth under “Litigation” contained in Note 7 – “Commitments and Contingencies” to the Interim Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS.

Except for the risk factors described below (which have been updated from those set forth in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 to reflect the consummation of the sale of our GK business on July 6, 2026), there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2026 Form 10-K.

There can be no assurance that the disposition of our GK business (the "Transaction") will achieve the anticipated benefits, including the receipt of anticipated consideration.

Although the Transaction was consummated in the second quarter of fiscal 2027 as anticipated, we may fail to realize the expected benefits therefrom, including anticipated positive impacts on growth rates, earnings, and cash flow. Further, the payments due to Skillsoft, and ultimate collectability of the purchase price set forth in the agreement governing the sale cannot be assured, and will depend on a variety of factors, including final purchase price adjustments and the liquidity/credit risk of the purchaser. For example, the purchaser did not make an approximately $3.4 million installment payment under the Seller Note when originally due on July 31, 2026. Although the Purchaser has advised us that it expects to pay the remaining outstanding balance by October 31, 2026, we cannot assure you that it will do so, and we may experience similar delays or non-payment with respect to future required payments, including the deferred consideration. Although we currently expect proceeds, net of cash divested and before transaction costs, of $12 million over a period of approximately two years, we cannot assure that this will be the case, including as a result of the payment delay described above or other delays in, or failure of, payment. Any delay or failure to realize the anticipated benefits of the Transaction may adversely affect our business and operating results. In connection with the sale of the GK business, we expect to incur additional restructuring charges during the remainder of fiscal 2027. We also expect to pay approximately $4 million of transaction-related costs to third-party advisors that were accrued as of July 31, 2026 and included in the loss on disposal discussed in Note 3, “Discontinued Operations”.

Notwithstanding consummation of the Transaction, we remain subject to business uncertainties that could harm our business relationships, financial condition and results of operations.

Despite the consummation of the Transaction, our business remains exposed to certain inherent risks that could harm our business relationships, financial condition, results of operations, and business, including: (i) our ability to continue to develop and protect our brand and reputation; (ii) our ability to successfully develop, launch, maintain, and scale new programs, offerings and features; (iii) potential uncertainty in the market for our products and services as a result of our disposition of the GK business, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us; and (iv) risks relating to our relationships with employees and business partners. If any of these risks were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value.

As a result of the Transaction, our current and prospective employees could experience uncertainty about their future with us, and as a result, key employees may depart.

As a result of the Transaction, our current and prospective employees could experience uncertainty about their future with us, or decide that they do not want to continue their employment with us. Losses of officers or employees could materially harm our business, results of operations and financial condition. On the other hand, we may experience challenges in hiring and retaining new employees because of uncertainty or other conditions associated with the completion of the Transaction, which could materially harm our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities: None.

Purchases of Equity Securities: None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans

During the fiscal quarter ended  July 31, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of Skillsoft adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408 (c), respectively, of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Form	File No.	Exhibit	Filing Date
2.1*	Sale and Purchase Agreement, dated May 20, 2026, between GK Holdings, Inc. and EHJOB GP LLC	8-K	001-38960	2.1	5/21/2026
3.1	Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., as amended	10-K	001-38960	3.1	4/15/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated July 21, 2023	8-K	001-38960	3.1	7/24/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Skillsoft Corp., dated September 29, 2023	8-K	001-38960	3.1	9/29/2023
3.4	Amended and Restated Bylaws of Skillsoft Corp.	8-K	001-38960	3.2	6/17/2021
10.1#	Offer Letter by and between Skillsoft Corp. and Ronald Kisling, effective as of May 20, 2026	10-Q	001-38960	10.7	6/9/2026
10.2#	Transition and Separation Agreement by and between Skillsoft Corp. and John Frederick dated May 20, 2026	10-Q	001-38960	10.8	6/9/2026
10.3#	Offer Letter Amendment by and between Skillsoft Corp. and Scott Semel dated on or about June 1, 2026	10-Q	001-38960	10.9	6/9/2026
10.4#	Form of PSU Award Agreement under the 2024 Employment Inducement Incentive Award Plan (FY27)	S-8	001-38960	10.6	6/12/2026
10.5#**	Offer Letter by and between Skillsoft Corp. and Matthew J. Cushing, effective as of August 3, 2026
10.6#**	Form of PSU Award Agreement (FY26 exchange)
10.7#	Second Amendment to Skillsoft Corp. 2020 Omnibus Incentive Plan	DEF 14A	001-38960	App. B	5/8/2026
10.8#**	Form of Restricted Stock Unit Award Agreement (Time Based) (FY27)
10.7#**	CEO Form of PSU Award Agreement (FY26 exchange)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

SKILLSOFT CORP. (Registrant)
Dated: September 9, 2026	By:	/s/ Ronald Kisling
Ronald Kisling Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)